Form 10-Q
period 2009-06-30
Medidata Solutions, Inc.
filed 2009-08-14
CIK 1453814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-34387

Medidata Solutions, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-4066508
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

79 Fifth Avenue, 8th Floor New York, New York	10003
(Address of principal executive offices)	(Zip Code)

(212) 918-1800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of August 11, 2009, the registrant had 22,659,973 shares of common stock outstanding.

MEDIDATA SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended June 30, 2009

- i -

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

MEDIDATA SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	June 30, 2009	December 31, 2008(1)
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$93,763	$9,784
Accounts receivable, net of allowance for doubtful accounts of $364 and $309, respectively	21,249	25,198
Prepaid commission expense	3,566	3,330
Prepaid expenses and other current assets	3,164	5,950
Deferred income taxes	303	303

Total current assets	122,045	44,565
Restricted cash	532	545
Furniture, fixtures and equipment, net	12,937	13,599
Goodwill	9,799	9,799
Intangible assets, net	5,316	6,230
Other assets	479	452

TOTAL ASSETS	$151,108	$75,190

(1)	As restated, see Note 2, “Restatement of Consolidated Financial Statements,” to the condensed consolidated financial statements.

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED

(Amounts in thousands, except per share data)

	June 30, 2009	December 31, 2008(1)
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,768	$3,316
Accrued payroll and other compensation	6,825	7,902
Accrued expenses and other	5,256	3,469
Deferred revenue	74,462	69,834
Capital lease obligations	4,157	4,388
Current portion of debt obligation	1,500	1,500

Total current liabilities	93,968	90,409

NONCURRENT LIABILITIES:
Deferred revenue, less current portion	28,337	31,787
Capital lease obligations, less current portion	1,566	2,672
Long-term debt	12,183	12,866
Other long-term liabilities	675	611

Total noncurrent liabilities	42,761	47,936

Total liabilities	136,729	138,345

CONVERTIBLE REDEEMABLE PREFERRED STOCK:
Series B, par value $0.01 per share; None authorized, issued and outstanding at June 30, 2009; 1,336 shares authorized, issued and outstanding, and liquidation value of $1,101 at December 31, 2008	—	1,099
Series C, par value $0.01 per share; None authorized, issued and outstanding at June 30, 2009; 181 shares authorized, issued and outstanding, and liquidation value of $181 at December 31, 2008	—	179
Series D, par value $0.01 per share; None authorized, issued and outstanding at June 30, 2009; 2,752 shares authorized, issued and outstanding, and liquidation value of $12,088 at December 31, 2008	—	11,967
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Convertible preferred stock, Series A, par value $0.01 per share; None authorized, issued and outstanding at June 30, 2009; 2,385 shares authorized, issued and outstanding, and liquidation value of $1,193 at December 31, 2008	—	24
Common stock, par value $0.01 per share; 25,000 shares authorized, 22,648 shares issued and outstanding at June 30, 2009; 20,000 shares authorized, 7,532 shares issued and 7,035 shares outstanding at December 31, 2008	226	75
Additional paid-in capital	110,977	22,433
Treasury stock, none and 497 shares, respectively	—	(6,000)
Accumulated other comprehensive loss	(180)	(389)
Accumulated deficit	(96,644)	(92,543)

Total stockholders’ equity (deficit)	14,379	(76,400)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$151,108	$75,190

(1)	As restated, see Note 2, “Restatement of Consolidated Financial Statements,” to the condensed consolidated financial statements.

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008(1)	2009	2008(1)
Revenues
Application services	$24,523	$18,076	$48,188	$32,897
Professional services	9,505	7,677	19,442	13,835

Total revenues	34,028	25,753	67,630	46,732
Cost of revenues(2)(3)
Application services	5,845	4,889	11,515	9,364
Professional services	6,839	8,257	13,452	16,451

Total cost of revenues	12,684	13,146	24,967	25,815
Gross profit	21,344	12,607	42,663	20,917
OPERATING COSTS AND EXPENSES:
Research and development(2)	5,789	4,778	11,286	9,650
Sales and marketing(2)(3)	6,745	6,173	13,458	11,636
General and administrative(2)	8,037	7,144	14,858	12,951

Total operating costs and expenses	20,571	18,095	39,602	34,237

OPERATING INCOME (LOSS)	773	(5,488)	3,061	(13,320)
INTEREST AND OTHER EXPENSE (INCOME):
Interest expense	405	492	839	1,092
Interest income	(36)	(30)	(63)	(66)
Other expense (income), net	3	(215)	8	(216)

Total interest and other expense, net	372	247	784	810

INCOME (LOSS) BEFORE INCOME TAXES	401	(5,735)	2,277	(14,130)
PROVISION FOR INCOME TAXES	201	169	383	334

NET INCOME (LOSS)	$200	$(5,904)	$1,894	$(14,464)

EARNINGS (LOSS) PER SHARE:
Basic	$0.01	$(0.87)	$0.23	$(2.23)

Diluted	$0.01	$(0.87)	$0.11	$(2.23)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	7,385	6,952	7,212	6,585
Diluted	17,769	6,952	17,596	6,585

(1) As restated, see Note 2, “Restatement of Consolidated Financial Statements,” to the condensed consolidated financial statements.

(2) Stock-based compensation expense included in cost of revenues and operating costs and expenses is as follows:

Cost of revenues	$65	$75	$156	$132
Research and development	105	118	268	189
Sales and marketing	220	163	468	301
General and administrative	530	408	1,031	743

Total stock-based compensation	$920	$764	$1,923	$1,365

(3) Amortization expense of intangible assets included in cost of revenues and operating costs and expenses is as follows:

Cost of revenues	$420	$381	$841	$445
Sales and marketing	36	25	72	29

Total amortization of intangible assets	$457	$406	$913	$474

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2009	2008(1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,894	$(14,464)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,141	4,069
Stock-based compensation	1,923	1,365
Write-off of acquired research and development costs	—	700
Deferred income taxes	28	—
Amortization of debt issuance costs	67	29
Changes in operating assets and liabilities:
Accounts receivable	3,949	(6,055)
Prepaid commission expense	(236)	(742)
Prepaid expenses and other current assets	(470)	325
Other assets	(52)	13
Accounts payable	(905)	(2,430)
Accrued payroll and other compensation	(1,077)	877
Accrued expenses and other	661	1,770
Deferred revenue	1,178	19,949
Other long-term liabilities	36	83

Net cash provided by operating activities	12,137	5,489

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of furniture, fixtures and equipment	(2,151)	(2,176)
Decrease in restricted cash	13	—
Fast Track acquisition related costs	—	(625)
Cash and cash equivalents acquired through acquisition	—	1,049

Net cash used in investing activities	(2,138)	(1,752)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	3	7
Repayment of obligations under capital leases	(2,486)	(1,933)
Proceeds from initial public offering, net of underwriting discounts and commissions	82,026	—
Payment of costs associated with initial public offering	(2,563)	(1,178)
Payment of preferred stock accumulated accrued dividends	(2,282)	—
Repayment of debt obligation	(750)	—

Net cash provided by (used in) financing activities	73,948	(3,104)

NET INCREASE IN CASH AND CASH EQUIVALENTS	83,947	633
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	32	2
CASH AND CASH EQUIVALENTS — Beginning of period	9,784	7,746

CASH AND CASH EQUIVALENTS — End of period	$93,763	$8,381

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$766	$829

Income taxes	$316	$331

NONCASH ACTIVITIES:
Furniture, fixtures and equipment acquired through capital lease obligations	$1,149	$2,165

Furniture, fixtures and equipment acquired but not yet paid for at period-end	$431	$367

Accrued costs associated with initial public offering	$1,173	$213

Conversion of convertible redeemable preferred stock to common stock	$11,206	$—

Accrued preferred stock dividends	$—	$224

Accretion of preferred stock issuance costs	$21	$25

Common stock issuance for acquisition	$—	$16,995

Stock options and warrants exchanged in connection with acquisition	$—	$459

(1)	As restated, see Note 2, “Restatement of Consolidated Financial Statements,” to the condensed consolidated financial statements.

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

Medidata Solutions, Inc. (“Medidata” or the “Company”) provides hosted clinical development solutions that enhance the efficiency of its customers’ clinical development processes and optimize their research and development investments. The Company’s solutions allow its customers to achieve clinical results by streamlining the design, planning and management of key aspects of the clinical development process, including protocol development, contract research organization negotiation, investigator contracting, the capture and management of clinical trial data and the analysis and reporting of that data on a worldwide basis.

2.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the issuance of the 2008 consolidated financial statements, the Company reviewed its practice regarding the timing of revenue recognition. Specifically, the Company examined its treatment of certain customer arrangements in which application services and professional services were sold in the same single-study or multi-study arrangement.

Application services include software licenses that provide the customer with a “right to use” the software, as well as hosting and other support services, to be provided over a specific term. Professional services include various offerings that customers have the ability to utilize on an as-needed basis.

Historically, when application services and professional services were sold in the same single-study or multi-study arrangement, the Company allocated arrangement consideration to professional services based on fair value and recognized such professional services revenues as services were performed. The remaining arrangement consideration was allocated to application services and recognized as revenue ratably over the term of the arrangement, beginning with the commencement of the arrangement term, which correlates with the activation of the hosting services, assuming all other revenue recognition criteria were met. This accounting practice assumed that application services had been delivered upon the activation of the hosting services, and that professional services were delivered at various times subsequent to the activation of the hosting services, during the term of the arrangement.

However, given that the Company has a continuing obligation to provide hosting services throughout the arrangement term, the Company is not able to determine fair value for hosting services, and since professional services are performed at various times during the term of an arrangement, the Company determined that recognition of application services and professional services as a combined single unit of accounting is appropriate. As a result, when application services and professional services are sold in the same single-study or multi-study arrangement, the related revenues are recognized ratably beginning with the commencement of the arrangement term, assuming all other revenue recognition criteria are met. The restatement resulted in the deferral to future periods of $49.2 million of revenues previously recognized through June 30, 2008.

For arrangements where revenue is recognized over the relevant contract period, the Company continues to capitalize the related paid sales commissions and recognizes these commissions as expense as it recognizes the related revenue. As a result of the restatement of revenues, the Company adjusted the timing of commission expense to correlate with its restated revenues in each restated period. Sales commission expense is captured as a component of sales and marketing in the Company’s operating costs and expenses.

As a result of the above, the Company has restated its consolidated balance sheet as of December 31, 2008, consolidated statements of operations for the three months and six months ended June 30, 2008 and consolidated statement of cash flows for the six months ended June 30, 2008 presented in these condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the significant effects of the restatement is as follows (in thousands, except per share data):

	December 31, 2008
	As Previously Reported	Restatement Adjustments	As Restated
Consolidated Balance Sheet:
Prepaid commission expense	$1,093	$2,237	$3,330
Total current assets	42,328	2,237	44,565
Total assets	72,953	2,237	75,190
Deferred revenue – current portion	38,800	31,034	69,834
Total current liabilities	59,375	31,034	90,409
Deferred revenue, less current portion	10,804	20,983	31,787
Total noncurrent liabilities	26,953	20,983	47,936
Total liabilities	86,328	52,017	138,345
Accumulated deficit	(42,763)	(49,780)	(92,543)
Total stockholders’ deficit	(26,620)	(49,780)	(76,400)

	Three Months Ended June 30, 2008
	As Previously Reported	Restatement Adjustments	As Restated
Consolidated Statement of Operations:
Application services revenues	$18,930	$(854)	$18,076
Professional services revenues	11,519	(3,842)	7,677
Total revenues	30,449	(4,696)	25,753
Gross profit	17,303	(4,696)	12,607
Sales and marketing	6,375	(202)	6,173
Total operating cost and expenses	18,297	(202)	18,095
Operating loss	(994)	(4,494)	(5,488)
Loss before income taxes	(1,241)	(4,494)	(5,735)
Net loss	(1,410)	(4,494)	(5,904)
Net loss available to common stockholders	(1,534)	(4,494)	(6,028)
Basic and diluted loss per share	(0.22)	(0.65)	(0.87)

	Six Months Ended June 30, 2008
	As Previously Reported	Restatement Adjustments	As Restated
Consolidated Statement of Operations:
Application services revenues	$34,628	$(1,731)	$32,897
Professional services revenues	20,718	(6,883)	13,835
Total revenues	55,346	(8,614)	46,732
Gross profit	29,531	(8,614)	20,917
Sales and marketing	12,006	(370)	11,636
Total operating cost and expenses	34,607	(370)	34,237
Operating loss	(5,076)	(8,244)	(13,320)
Loss before income taxes	(5,886)	(8,244)	(14,130)
Net loss	(6,220)	(8,244)	(14,464)
Net loss available to common stockholders	(6,469)	(8,244)	(14,713)
Basic and diluted loss per share	(0.98)	(1.25)	(2.23)
Consolidated Statement of Cash Flow:
Net loss	(6,220)	(8,244)	(14,464)
Changes in operating assets and liabilities:
Prepaid commission expense	(372)	(370)	(742)
Deferred revenues	11,335	8,614	19,949

MEDIDATA SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies as of June 30, 2009 are similar to those at December 31, 2008, which are included in the Company’s prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (“Securities Act”), with the Securities and Exchange Commission (“SEC”) on June 25, 2009.

Basis of Presentation — The accompanying interim condensed consolidated balance sheet as of June 30, 2009, the condensed consolidated statements of operations for the three months and six months ended June 30, 2009 and 2008, and the condensed consolidated statements of cash flows for the six months ended June 30, 2009 and 2008 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the SEC for interim financial reporting. Accordingly, certain information and footnote disclosures have been condensed or omitted pursuant to SEC rules that would ordinarily be required by GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto for the years ended December 31, 2006, 2007 and 2008 included in the Company’s prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on June 25, 2009.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments consisting of normal recurring accruals considered necessary to present fairly the Company’s financial position as of June 30, 2009 and results of its operations for the three months and six months ended June 30, 2009 and 2008, and cash flows for the six months ended June 30, 2009 and 2008. The results of operations for the three months and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Prepaid Commission Expense — For arrangements where revenue is recognized over the relevant contract period, the Company capitalizes related sales commissions that have been paid and recognizes these expenses over the period the related revenue is recognized. Commissions are payable to the Company’s sales representatives upon payment from the customer. The Company amortized prepaid commissions of $1.5 million and $1.1 million for the three months ended June 30, 2009 and 2008, respectively, and $2.9 million and $2.0 million for the six months ended June 30, 2009 and 2008, respectively, which are included within sales and marketing expense in the condensed consolidated statements of operations.

Income Taxes — The Company uses the asset and liability method of accounting for income taxes, as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, which recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

In addition, the Company follows Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), for the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

MEDIDATA SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the provision for income taxes at interim periods, the Company follows FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods, an interpretation of APB Opinion No. 28 (“FIN 18”), and has developed an estimate of the annual effective tax rate based upon the facts and circumstances known at the time. The Company’s effective tax rate is based on expected income, statutory rates and permanent differences applicable to the Company in the various jurisdictions in which the Company operates.

Stock-Based Compensation — The Company follows SFAS No. 123(R), Share-Based Payment, to account for all of its stock-based compensation plans. The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model. The Company estimated its future stock price volatility based upon observed option-implied volatilities for a group of peer companies, taking into account the stage of the Company as compared to its peers. Management believes this is the best estimate of the expected volatility over the weighted-average expected life of its option grants. The Company estimated its weighted-average useful life based on the likely date of exercise as opposed to the actual life of the options. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of the option grant with a maturity tied to the expected life of the options. No dividends are expected to be declared by the Company at this time. The fair value of each nonvested restricted stock award grant is measured at the fair value of the Company’s common stock as if the nonvested restricted stock was vested and issued on the grant date. Prior to the Company’s initial public offering (“IPO”) in June 2009 (see Note 4), the Company used an independent third-party specialist to perform the valuation of its common stock as part of the stock options calculations. The fair value of all stock-based compensation awards is amortized to expense on a straight-line basis over the vesting period.

Indemnifications — The Company indemnifies its customers against claims that software or documentation purchased from or made available by the Company infringes upon a copyright, patent or the proprietary rights of others. Such indemnification provisions are disclosed in accordance with FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, as further interpreted by FASB Staff Position FIN 45-1, Accounting for Intellectual Property Infringement Indemnifications under FASB Interpretation No. 45. In the event of a claim, the Company agrees to obtain the rights for continued use of the software for the customer, to replace or modify the software or documentation to avoid such claim or to provide a credit to the customer for the unused portion of the software license. A liability may be recognized under SFAS No. 5, Accounting for Contingencies, if information prior to the issuance of the consolidated financial statements indicates that it is probable that a liability has been incurred at the balance sheet date and the amount of the loss can be reasonably estimated.

Segment Information — As defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company operates as a single segment, as the management makes operating decisions and assesses performance based on one single operating unit. The Company recorded revenues for the three months and six months ended June 30, 2009 and 2008 in the following geographic areas, based on the country in which revenues were generated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
United States of America	$22,646	$17,338	$45,668	$30,926
Japan	3,797	2,370	7,028	4,550
United Kingdom	2,692	2,624	5,579	5,057
Other	4,893	3,421	9,355	6,199

Total	$34,028	$25,753	$67,630	$46,732

MEDIDATA SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes long-term assets by geographic area as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008
Long-term assets:
United States of America	$27,637	$29,136
United Kingdom	1,033	982
Japan	393	507

Total	$29,063	$30,625

Comprehensive Income — SFAS No. 130, Reporting Comprehensive Income, established standards for reporting and displaying comprehensive income into its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company’s other comprehensive income components results from foreign currency translation adjustments. The following table sets forth the calculation of comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$200	$(5,904)	$1,894	$(14,464)
Foreign currency translation adjustment	318	(41)	209	44

Total comprehensive income (loss)	$518	$(5,945)	$2,103	$(14,420)

Recently Issued Accounting Pronouncements — On December 4, 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS No. 141(R) is required to be adopted concurrently with SFAS No. 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. Application of SFAS No. 141(R) and SFAS No. 160 is required to be adopted prospectively, except for certain provisions of SFAS No. 141(R) and SFAS No. 160, which are required to be adopted retrospectively. Business combination transactions accounted for before adoption of SFAS No. 141(R) should be accounted for in accordance with SFAS No. 141, Business Combinations, and that accounting previously completed under SFAS No. 141 should not be modified as of or after the date of adoption of SFAS No.141(R). The Company adopted SFAS No. 141(R) and SFAS No. 160 on January 1, 2009 and the adoption did not have an impact on the Company’s results of operations, financial position and cash flows.

On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events, which provides guidance on management’s assessment of subsequent events and establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effectively prospectively for interim or annual financial periods ended after June 15, 2009. The Company adopted SFAS No. 165 in the second quarter of 2009. The Company has evaluated the subsequent events through August 14, 2009, the filing date of this quarterly report on Form 10-Q with the SEC.

On June 12, 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of SFAS No. 140, and SFAS No. 167, Amendment to FASB Interpretation No. 46(R). SFAS No. 166 amends the derecognition guidance in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of SFAS No.125, and eliminates the

MEDIDATA SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

exemption from consolidation for qualifying special-purpose entities (“QSPEs”). As a result, a transferor will need to evaluate all existing QSPEs to determine whether they must now be consolidated in accordance with SFAS No.167, which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R) (“FIN 46(R)”) and all entities and enterprises currently within the scope of FIN 46(R), as well as QSPEs that are currently excluded from the scope of FIN 46(R). SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. The adoption of these statements is not expected to have a material impact on the Company’s results of operations, financial position and cash flows.

On June 29, 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of SFAS No. 162. SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 will not have a material impact on the Company’s results of operations, financial position and cash flows.

4.	STOCKHOLDERS’ EQUITY

In January 2009, the Company amended its certificate of incorporation to increase the authorized common stock by 5.0 million shares to 25.0 million shares. As part of the amendment, the Company also increased the authorized shares to provide for an additional 0.5 million shares under the 2000 Stock Option Plan to approximately 3.9 million shares.

In June 2009, the Company completed an IPO, issuing 6.3 million shares of common stock at a public offering price of $14.00 per share. As a result of the offering, the Company received net proceeds of $75.8 million, after deducting underwriting discounts and commissions of $6.2 million and offering expenses of $6.2 million. In addition, the underwriters exercised in full their over-allotment option to purchase an additional 0.9 million shares of common stock from certain selling stockholders. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

As a result of the IPO, all outstanding convertible preferred stock was automatically converted into 9.0 million shares of common stock. In addition, the Company paid out all accumulated accrued dividends of $2.3 million to preferred stockholders at conversion.

In June 2009, the Company also retired approximately 0.5 million shares of treasury stock acquired in October 2007 from certain executive officers and directors within the Company in connection with the Company’s stock repurchase agreement. The excess of the repurchase price over par value of common stock of approximately $6.0 million was charged to accumulated deficit upon the retirement of the treasury stock.

MEDIDATA SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes to convertible redeemable preferred stock and certain accounts in stockholders’ equity for the six months ended June 30, 2009 are included in the following table (in thousands):

	Series A Convertible Preferred Stock		Series B Convertible Redeemable Preferred Stock		Series C Convertible Redeemable Preferred Stock		Series D Convertible Redeemable Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance at January 1, 2009	2,385	$24	1,336	$1,099	181	$179	2,752	$11,967	7,532	$75	$22,433	497	$(6,000)
Net proceeds from initial public offering	—	—	—	—	—	—	—	—	6,300	63	75,724	—	—
Accrued preferred stock dividends	—	—	—	19	—	2	—	201	—	—	(222)	—	—
Accretion of preferred stock issuance costs	—	—	—	1	—	1	—	19	—	—	(21)	—	—
Conversion of convertible preferred stock to common stock	(2,385)	(24)	(1,336)	(930)	(181)	(151)	(2,752)	(10,125)	9,015	90	11,140	—	—
Payment of preferred stock accumulated accrued dividends	—	—	—	(189)	—	(31)	—	(2,062)	—	—	—	—	—
Stock-based Compensation	—	—	—	—	—	—	—	—	—	—	1,923	—	—
Stock options exercised	—	—	—	—	—	—	—	—	4	—	3	—	—
Restricted stock awards granted	—	—	—	—	—	—	—	—	294	3	(3)	—	—
Retirement of treasury stock	—	—	—	—	—	—	—	—	(497)	(5)	—	(497)	6,000

Balance at June 30, 2009	—	$—	—	$—	—	$—	—	$—	22,648	$226	$110,977	—	$—

5.	ACQUISITION

On March 17, 2008, the Company acquired Fast Track Systems, Inc. (“Fast Track”), a provider of clinical trial planning solutions. With this acquisition, the Company extended its ability to serve customers throughout the clinical research process with solutions that improve efficiencies in protocol development and trial planning, contracting and negotiation. The Company paid total consideration of approximately $18.1 million, which consisted of the issuance of approximately 864 thousand shares of the common stock in exchange for all of Fast Track’s existing preferred stock and common stock as well as approximately 26 thousand shares of common stock reserved for the exercise of outstanding warrants and vested employee stock options. The Company utilized an independent third-party specialist to perform a valuation of its common stock at the date of the acquisition, which resulted in a value of $19.66 per share. Fast Track’s operations have been included in the Company’s consolidated financial statements after the March 17, 2008 acquisition date.

In allocating the purchase price based on estimated fair values, the Company recorded $9.8 million of goodwill, $7.5 million of identifiable intangible assets, $0.1 million of net tangible assets and $0.7 million of in-process research and development which was written off subsequent to the acquisition in March 2008 because its technological feasibility had not been established.

MEDIDATA SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	GOODWILL AND INTANGIBLE ASSETS

There was no change in the carrying amount of goodwill for the six months ended June 30, 2009.

Intangible assets are summarized as follows (in thousands):

	As of June 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$2,400	$(620)	$1,780
Database	1,900	(491)	1,409
Customer relationships	1,600	(152)	1,448
Customer contracts	1,600	(921)	679

Total	$7,500	$(2,184)	$5,316

Annual amortization for the next five years is expected to be as follows (in thousands):

Remainder of year ending December 31, 2009	$912
Years ending December 31,
2010	1,459
2011	1,377
2012	1,308
2013	260

7.	DEBT

In November 2003, the Company entered into a Note Purchase Agreement, as subsequently amended at various dates through June 2005 (collectively, the “Term Note A”) with one of its preferred shareholders (the “Lender”). In December 2005, the Company entered into an Amended and Restated Note Purchase Agreement with the Lender extending the maturity date of Term Note A and issuing a second note (“Term Note B”). In October 2007, the Company entered into an Amended and Restated Note Purchase Agreement extending the maturity of Term Note A and Term Note B and issuing a third note (“Term Note C”). Term Note A, Term Note B and Term Note C were secured by all of the Company’s assets.

In September 2008, the Company entered into a new senior secured credit facility (“New Credit Facility”) with an unrelated lender that included a $15.0 million term loan (“New Term Loan”), which was fully drawn at closing, and a $10.0 million revolving credit line (“Revolving Credit Line”), all of which remains undrawn and available for future borrowings. The New Credit Facility was secured effectively by all of the assets of the Company. Proceeds of the New Term Loan were used to repay all outstanding notes payable, which included Term Note A of $1.5 million, Term Note B of $1.5 million, and Term Note C of $8.0 million, and the remaining $4.0 million was used for general corporate purposes. The New Term Loan and Revolving Credit Line matures in September 2013 and the outstanding principal of the New Term Loan amortizes in quarterly installments of $375 thousand that began on March 31, 2009 up through the date of maturity at which time a lump sum payment of any remaining unpaid balance would be due. In addition, the New Term Loan also includes an excess cash flow recapture feature which may require the Company to make additional principal payments beginning in April 2010. As of June 30, 2009, the outstanding principal under the New Term Loan was approximately $14.3 million. The Company believes that the carrying value of the debt approximates fair value.

MEDIDATA SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The New Term Loan and Revolving Credit Line bear interest at prime rate plus 2.5% until March 31, 2009 and, thereafter, will bear interest at prime rate plus 2.25%. In December 2008, the New Credit Facility was amended to define “prime rate” as 4.5% or the lender’s most recently announced prime rate, whichever is greater. However, if the Company can satisfy the minimum fixed charge coverage ratio covenant as of December 31, 2009 or March 31, 2010, the applicable margin thereafter will be reduced to 1.5%. As of June 30, 2009, the effective interest rate on the New Term Loan was 6.75%. In addition, any undrawn Revolving Credit Line is subject to a quarterly unused fee at an annual rate of 0.5% of the average undrawn balance. The Company is entitled to prepay the New Credit Facility at its option, subject to a payment of a premium on such prepayments during the first three years after closing, which decreases over the three-year period from 3% of the amount prepaid to 1%. The New Credit Facility is also subject to mandatory prepayment under certain specified circumstances.

Due to the lock-box arrangement and the subjective acceleration clause contained in the New Credit Facility agreement, borrowings, if any, under the Revolving Credit Line will be classified as a current liability in accordance with EITF No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement.

In connection with the New Credit Facility, the Company incurred legal and other costs of approximately $0.7 million, which have been deferred and amortized over the term of the credit facility. As of June 30, 2009, the remaining unamortized balance was approximately $0.6 million.

The following table summarizes the interest expense incurred on long-term debt for the three months and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Term Note A	$—	$45	$—	$90
Term Note B	—	43	—	87
Term Note C	—	240	—	480
New Term Loan	250	—	512	—
Unused Revolving Credit Line Fee	12	—	25	—

Total	$262	$328	$537	$657

The New Credit Facility requires quarterly compliance with certain financial covenants, as amended, which include minimum profitability, liquidity, maximum allowable capital expenditures, and fixed charge coverage ratio.

Scheduled repayments of balances outstanding under the New Term Loan at June 30, 2009 are as follows (in thousands):

Twelve months ending June 30,
2010	$1,500
2011	1,500
2012	1,500
2013	1,500
2014	8,250

$14,250

MEDIDATA SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On July 8, 2009, the Company used a portion of its net proceeds from the IPO to prepay the entire outstanding indebtedness of the New Term Loan. The total payoff amount of $14.7 million included the outstanding principal balance of $14.3 million, as well as accrued interest and termination fees of $0.4 million. The Revolving Credit Line is still available for future borrowings.

8.	STOCK-BASED COMPENSATION

In 2000, the Company adopted the 2000 Stock Option Plan (the “2000 Plan”) under which 0.5 million shares of the Company’s common stock were reserved for issuance to employees, directors, consultants and advisors. Since such date, the Company had amended the 2000 Plan to provide for approximately 3.9 million authorized shares. Options granted under the 2000 Plan may be incentive stock options, nonqualified stock options or restricted stock options. Incentive stock options may be granted only to employees. Options generally vest 25% one year from the grant date and 75% ratably over the next three years and expire after ten years. Stock options were issued at the current estimated market price on the date of the grant. Prior to the Company’s IPO in June 2009 (see Note 4), the Company used an independent third-party specialist to perform the valuation of its common stock as part of the stock options valuation. Following the IPO, the Company does not intend to grant any additional stock options under the 2000 Plan.

In May 2009, the Company adopted the 2009 Long-Term Incentive Plan (the “2009 Plan”) which became effective upon the completion of the IPO in June 2009. The 2009 Plan is a comprehensive incentive compensation plan under which the Company can grant equity-based and other incentive awards to employees, directors, consultants and advisors. A total of 2.5 million shares of common stock are reserved for issuance under the 2009 Plan which may be in the form of stock options, restricted stock awards and other forms of stock-based incentives, including stock appreciation rights and deferred stock rights. Stock option awards are issued with an exercise price equal to the current market price on the date of the grant and generally vest over four years. During the restriction period, unvested restricted stock awards are not eligible for disposition but entitle the holder to all rights of a holder of common stock, including dividends and voting rights. Unvested restricted stock awards and their associated dividends are subject to forfeiture under certain circumstances.

Also in May 2009, the Company adopted the 2009 Employee Stock Purchase Plan (the “ESPP”) which became effective upon the completion of IPO in June 2009. A total of 0.5 million shares of common stock are reserved for issuance to eligible employees as defined under the ESPP. Under the ESPP, eligible employees are allowed to purchase shares of the Company’s common stock at a 5% discount from the share price at the end of the offering period. The ESPP qualifies for favorable tax treatment under Section 423 of the Internal Revenue Code and meets the requirements of non-compensatory plan in accordance with SFAS No. 123(R). The enrollment of ESPP has not begun and therefore there was no activity associated with the ESPP during the six months ended June 30, 2009.

The Company accounts for the stock-based compensation in accordance with SFAS No. 123(R). For the three months and six months ended June 30, 2009 and 2008, the components of stock-based compensation expense were summarized in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Stock options	886	764	1,889	1,365
Restricted stock awards	34	—	34	—

Total stock-based compensation	$920	$764	$1,923	1,365

MEDIDATA SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Expected volatility	63%	59%	63%	59%
Expected life	6 years	6 years	6 years	6 years
Risk-free interest rate	2.93%	3.36%	2.52%	2.93%
Dividend yield	—	—	—	—

The following table summarizes the activity under the stock option plans as of June 30, 2009, and changes during the six months then ended (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	2,432	$6.63
Granted	668	14.67
Canceled	(9)	13.36
Exercised	(4)	0.80

Outstanding at June 30, 2009	3,087	$8.36	7.17	$25,960

Exercisable at June 30, 2009	1,799	$4.12	5.81	$22,402

The weighted-average grant-date fair value of stock options granted during the three months ended June 30, 2009 and 2008 was $8.47 and $11.35, respectively, and the six months ended June 30, 2009 and 2008 was $8.55 and $11.57, respectively. The total intrinsic value of stock options exercised during the three months ended June 30, 2009 and 2008 was $1 thousand and $20 thousand, respectively, and the six months ended June 30, 2009 and 2008 was $59 thousand and $271 thousand, respectively.

MEDIDATA SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the status of the Company’s nonvested restricted stock awards as of June 30, 2009, and changes during the six months then ended (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2009	—	$—
Granted	294	14.00
Vested	—	—
Cancelled	—	—

Nonvested at June 30, 2009	294	$14.00

As of June 30, 2009, there was a total of $15.4 million of unrecognized compensation cost related to all non-vested stock-based compensation awards granted, as recorded in accordance with SFAS No. 123(R). This cost is expected to be recognized over a weighted-average remaining period of 1.76 years. The total fair value of shares vested during the three months ended June 30, 2009 and 2008 was $0.9 million and $0.4 million, respectively, and the six months ended June 30, 2009 and 2008 was $2.3 million and $0.8 million.

9.	EARNINGS PER SHARE

The Company follows SFAS No. 128, Earnings Per Share, in calculating earnings per share. Basic earnings (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per share includes the determinants of basic net income (loss) per share and, in addition, gives effect to the potential dilution that would occur if securities or other contracts to issue common stock are exercised, vested or converted into common stock unless they are anti-dilutive. For the three months and six months ended June 30, 2008, the diluted loss per share excluded the impact of the conversion of all preferred stock and stock options since their effect would have been anti-dilutive.

MEDIDATA SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for the three months and six months ended June 30, 2009 and 2008 are shown in the following table (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator
Numerator for basic earnings (loss) per share:
Net income (loss)	$200	$(5,904)	$1,894	$(14,464)
Preferred stock dividends and accretion	(118)	(124)	(243)	(249)

Net income (loss) available to common stockholders	82	(6,028)	1,651	(14,713)

Numerator for diluted earnings (loss) per share:
Effect of dilutive preferred stock	118	—	243	—

Net income (loss) available to common stockholders with assumed conversion	$200	$(6,028)	$1,894	$(14,713)

Denominator
Denominator for basic earnings (loss) per share:
Weighted average common shares outstanding	7,385	6,952	7,212	6,585
Denominator for diluted earnings (loss) per share:
Dilutive potential common shares:
Preferred stock	9,015	—	9,015	—
Stock options	1,368	—	1,368	—
Restricted stock awards	1	—	1	—

Weighted average common shares outstanding with assumed conversion	17,769	6,952	17,596	6,585

Basic earnings (loss) per share	$0.01	$(0.87)	$0.23	$(2.23)

Diluted earnings (loss) per share	$0.01	$(0.87)	$0.11	$(2.23)

MEDIDATA SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following common stock equivalents were excluded from the calculation of diluted earnings (loss) per share since the effects are anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Number of potential shares that are antidilutive:
Preferred stock	—	9,015	—	9,015
Stock options	904	2,043	885	1,955

Total	904	11,058	885	10,970

10.	COMMITMENTS AND CONTINGENCIES

Legal Matters — The Company is subject to legal proceedings and claims which have arisen in the ordinary course of business. The Company records an estimated liability for these matters when an adverse outcome is considered to be probable and can be reasonably estimated.

In 2006, it was claimed that certain applications offered to the Company’s customers potentially infringed on intellectual property rights held by a third party (the “Claimant”). As a result of negotiations with the Claimant, the Company entered into a license and settlement agreement in June 2007, pursuant to which the Company licensed the intellectual property held by the Claimant for use in its future sales to customers and settled all past infringement claims. The Company paid a settlement amount of $2.2 million to the Claimant in 2007. In June 2009, the Claimant initiated a lawsuit against the Company claiming breach of contract. The complaint includes allegations that the Company has failed to pay unspecified royalties relating to sales of the Company’s products. The Company believes that the allegations in this lawsuit are without merit. The Company filed an answer in July 2009, denying all material allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims for a declaratory judgment that no royalties are owed with respect to sales of the Company’s products, as well as a counterclaim for Claimant’s breach of the license and settlement agreement. Since the probable outcome and the future economic impact of this litigation on the Company remain uncertain, the Company is unable to develop an estimate of its potential liability, if any, as it relates to this litigation. As a result, the Company did not record a liability as of June 30, 2009. The Claimant also filed the patent infringement lawsuits against two of the Company’s customers. See Indemnifications section below for details.

In 2006, a former employee of the Company made a claim seeking compensation of approximately $1.6 million in relation to a wrongful dismissal lawsuit. Subsequently, the claim was reduced to approximately $1.4 million as of December 31, 2008. The court rendered its decision on January 15, 2009, which awarded approximately $0.1 million to the plaintiff. While the Company believes the decision is favorable to it, the decision may be appealed by the plaintiff. In the event the decision is appealed, the Company will continue to defend this claim until it is ultimately resolved. The Company has accrued approximately $0.7 million which is included in accrued payroll and other compensation on the accompanying condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008.

Indemnification — In 2008, two customers requested the Company to indemnify them in connection with patent infringement lawsuits filed by the Claimant who also filed a lawsuit against the Company in June 2009 as discussed above. The Company has agreed to defend and indemnify one of these customers with respect to the allegations, claims, and defenses relating to its use of the Company’s software. As the estimated indemnification obligation concerning this claim was determined to be probable and could be reasonably estimated, the Company has accrued $0.2 million which was included in accrued expenses and other on the accompanying condensed consolidated balance sheet as of June 30, 2009 and in general and administrative expenses on the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2009. This estimate was based upon the Company’s analysis of the customer’s defense costs relating to its use of the Company’s software.

MEDIDATA SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contractual Warranties — The Company typically provides contractual warranties to its customers covering its product and services. To date, any refunds provided to customers have been immaterial.

Change in Control Agreements — The Company has entered into change in control agreements with its chief executive officer and certain other executive officers. These agreements provide for payments to be made to such officers upon involuntary termination of their employment by the Company without cause or by such officers for good reason as defined in the agreements, within a two-year period following a change in control. The agreements provide that, upon a qualifying termination event, such officers will be entitled to (a) a severance payment equal to the officer’s base salary plus target bonus amount; (b) continuation of health benefits for 12 months; (c) immediate vesting of any remaining unvested equity awards; and (d) a tax gross up payment under Section 280G of the Code sufficient to reimburse the officer for 50% of any excise tax payable as a result of any termination payments following a change in control, if applicable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in the future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to the factors discussed under the “Risk Factors” section.

The following is a discussion and analysis of our financial condition and results of operations and should be read together with our condensed consolidated financial statements and related notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes to audited consolidated financial statements included in our prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the Securities and Exchange Commission (“SEC”) on June 25, 2009 (“IPO Prospectus”).

Overview

We are a leading global provider of hosted clinical development solutions that enhance the efficiency of our customers’ clinical development processes and optimize their research and development investments. Our solutions allow our customers to achieve clinical results more efficiently and effectively by streamlining the design, planning and management of key aspects of the clinical development process, including protocol development, contract research organization, or CRO, negotiation, investigator contracting, the capture and management of clinical trial data and the analysis and reporting of that data on a worldwide basis.

The demand for electronic clinical solutions, such as those provided by us, has been driven by the increasing complexity and cost associated with paper-based trials and inefficiencies with early generation electronic data capture, or EDC, solutions. Paper-based trials may delay the clinical development process, impair data quality and prevent real-time decision making, while traditional EDC solutions have faced challenges with integration, site requirements, customization and scalability.

We have grown our revenues significantly since inception by expanding our customer base, increasing penetration with existing customers, enhancing our products and services and growing our indirect channel. In order to achieve and sustain our growth objectives, we have and will continue to invest in key areas, including: new personnel, particularly in direct domestic and international sales activities; resources to support our product development, including product functionality and platform; marketing programs to build brand awareness; and infrastructure to support growth.

We derive a majority of our application services revenues through multi-study arrangements for a pre-determined number of studies. We also offer our application services on a single-study basis that allows customers to use our solution for a limited number of studies or to evaluate it prior to committing to multi-study arrangements. We invest heavily in training our Medidata Rave customers, their investigators and other third parties to configure clinical trials independently. We believe this knowledge transfer accelerates customer adoption of our solutions.

We use a number of metrics to evaluate and manage our business. These metrics include customer growth, customer retention rate, revenues from lost customers, geographic contribution, and backlog.

Our customer base has grown from 33 at January 1, 2006 to 154 at June 30, 2009. Our relationships with some of these customers include multiple divisions and business units at various domestic and international locations. We generate revenues from sales to new customers as well as sales and renewals from our existing customers. Our global direct sales organization represents our primary source of sales, with an increasing number of sales generated through our CRO relationships. Our customer retention rate was 98.0% and 94.6% for the six months ended June 30, 2009 and 2008, respectively. We calculate customer retention based upon the number of customers that existed both at the beginning and end of the relevant period. Revenues from lost customers for the six months ended June 30, 2009 and 2008 accounted for 0.3% and 1.8%, respectively, of total prior year revenues. To calculate the impact of customers lost during the period, we consider the revenues recognized from lost customers during the most recent prior fiscal year as a percentage of total company revenues from the same period. We believe revenues from lost customers coupled with customer retention rate give the best sense of volume and scale of customer loss and retention. Our presentation of customer retention and revenues from lost customers may differ from other companies in our industry.

We manage our business as one reportable segment. Historically, we have generated most of our revenues from sales to customers located in the United States. However, revenues generated from customers located in Europe and Asia (including Australia) represent a significant portion of overall revenues. Revenues generated from customers located in Europe represented approximately 20.0% and 22.2% of total revenues for the three months ended June 30, 2009 and 2008, respectively, and approximately 20.3% and 23.0% of total revenues for the six months ended June 30, 2009 and 2008, respectively. Revenues generated from customers in Asia represented approximately 11.8% and 9.6% of total revenues for the three months ended June 30, 2009 and 2008, respectively, and approximately 11.1% and 10.3% of total revenues for the six months ended June 30, 2009 and 2008, respectively. We expect sales from customers in Europe and Asia to continue to represent a significant portion of total sales as we continue to serve existing and new customers in these markets.

Our backlog is primarily associated with application services and represents the total future contract value of outstanding, multi-study and single-study arrangements, billed and unbilled, at a point in time. Thus, our backlog includes deferred revenue. Revenue generated in any given period is a function of revenue recognized from the beginning of period backlog, contract renewals, and new customer contracts. For this reason, backlog at the beginning of any period is not necessarily indicative of long-term future performance. We monitor as an annual metric the amount of revenues expected to be recognized from backlog over the current fiscal year, or full year backlog. As of January 1, 2009, we had full year backlog of approximately $116.7 million. We also track, quarterly, the remaining amount of revenue to be recognized from backlog in the current year, or remaining backlog, which as of June 30, 2009 is approximately $62.9 million. Our presentation of backlog may differ from other companies in our industry.

We consider the global adoption of EDC solutions to be essential to our future growth. Our future growth will also depend on our ability to sustain the high levels of customer satisfaction and our ability to increase sales to existing customers. In addition, the market for our products is often characterized by rapid technological change and evolving regulatory standards. Our future growth is dependent on the successful development and introduction of new products and enhancements. To address these challenges, we will continue to expand our direct and indirect sales channels in domestic and international markets, pursue research and development as well as acquisition opportunities to expand and enhance our product offerings, expand our marketing efforts, and drive customer adoption through our knowledge transfer professional services offerings. Our success in these areas will depend upon our abilities to execute on our operational plans, interpret and respond to customer and regulatory requirements, and retain key staff.

Restatement of Consolidated Financial Statements

Subsequent to the issuance of our 2008 consolidated financial statements, we reviewed our practice regarding the timing of revenue recognition. Specifically, we examined our treatment of certain customer arrangements in which application services and professional services were sold in the same single-study or multi-study arrangement.

Application services include software licenses that provide the customer with a “right to use” the software, as well as hosting and other support services, to be provided over a specific term. Professional services include various offerings that customers have the ability to utilize on an as-needed basis.

Historically, when application services and professional services were sold in the same single-study or multi-study arrangement, we allocated arrangement consideration to professional services based on fair value and recognized such professional services revenues as services were performed. The remaining arrangement consideration was allocated to application services and recognized as revenue ratably over the term of the arrangement, beginning with the commencement of the arrangement term, which correlates with the activation of the hosting services, assuming all other revenue recognition criteria were met. This accounting practice assumed that application services had been delivered upon the activation of the hosting services, and that professional services were delivered at various times subsequent to the activation of the hosting services, during the term of the arrangement.

However, given that we have a continuing obligation to provide hosting services throughout the arrangement term, we are not able to determine fair value for hosting services, and since professional services are performed at various times during the term of an arrangement, we determined that recognition of application services and professional services as a combined single unit of accounting is appropriate. As a result, when application services and professional services are sold in the same single-study or multi-study arrangement, the related revenues are recognized ratably beginning with the commencement of the arrangement term, assuming all other revenue recognition criteria are met. The restatement resulted in the deferral to future periods of $49.2 million of revenues previously recognized through June 30, 2008.

For arrangements where revenue is recognized over the relevant contract period, we continue to capitalize the related paid sales commissions and recognize these commissions as expense as we recognize the related revenue. As a result of our restatement of revenues, we adjusted the timing of commission expense to correlate with our restated revenues in each restated period. Sales commission expense is captured as a component of sales and marketing in our operating costs and expenses.

As a result of the above, we have restated our consolidated balance sheets as of December 31, 2008, our consolidated statements of operations for the three months and six months ended June 30, 2008 and consolidated statement of cash flows for the six months ended June 30, 2008. For a further description of the restatement, please see Note 2, “Restatement of Consolidated Financial Statements,” to our condensed consolidated financial statements for the period ended June 30, 2009, which are included elsewhere in this quarterly report on Form 10-Q.

Sources of Revenues

We derive revenues from application services and professional services. Application services consist of multi-study or single-study arrangements, which give our customers the right to use our software solutions, hosting and site support, as well as clinical trial planning software solutions we acquired from Fast Track Systems, Inc. (“Fast Track”) in March 2008. Professional services consist of assisting our customers and partners with the design, workflow, implementation and management of their clinical trials.

Our application services are principally provided for both multi-study arrangements, which grant customers the right to manage up to a predetermined number of clinical trials for a term generally ranging from three to five years, as well as single-study arrangements that allow customers to use application services for an individual study or to evaluate our application services prior to committing to multi-study arrangements. Many of our customers have migrated from single-study arrangements to multi-study arrangements and multi-study arrangements represent the majority of our application services revenues.

Our professional services provide our customers with reliable, repeatable and cost-effective implementation and training in the use of our application services. Professional services revenues have represented a significant portion of overall revenues to date. We expect professional services revenues to decline as a percentage of total revenues as our customers and partners become more adept at the management and configuration of their clinical trials as part of our knowledge transfer efforts.

Cost of Revenues

Cost of revenues consists primarily of costs related to hosting, maintaining and supporting our application suite and delivering our professional services and support. These costs include salaries, benefits, bonuses and stock-based compensation for our data center and professional services staff. Cost of revenues also includes outside service provider costs, data center and networking expenses and allocated overhead. We allocate overhead such as depreciation expense, rent and utilities to all departments based on relative headcount. As such, a portion of general overhead expenses are reflected in cost of revenues. The costs associated with providing professional services are recognized as such costs are incurred and are significantly higher as a percentage of revenue than the costs associated with delivering our application services due to the labor costs associated with providing professional services. Over the long term, we believe that cost of revenues as a percentage of total revenues will decrease.

Operating Costs and Expenses

Research and Development. Research and development expenses consist primarily of personnel and related expenses for our research and development staff, including salaries, benefits, bonuses and stock-based compensation, the cost of certain third-party service providers and allocated overhead. We have focused our research and development efforts on expanding the functionality and ease of use of our applications. We expect research and development costs to increase in absolute dollars in the future as we intend to release new features and functionality designed to maximize the efficiency and effectiveness of the clinical development process for our customers. Over the long term, we believe that research and development expenses as a percentage of total revenues will remain relatively constant.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel and related expenses for our sales and marketing staff, including salaries, benefits, bonuses and stock-based compensation, commissions, travel costs, and marketing and promotional events, corporate communications, advertising, other brand building and product marketing expenses and allocated overhead. Our sales and marketing expenses have increased in absolute dollars primarily due to our ongoing substantial investments in customer acquisition. We expect sales and marketing expenses to increase in absolute dollars. Over the long term, we believe that sales and marketing expenses will decline slightly as a percentage of total revenues.

General and Administrative. General and administrative expenses consist primarily of personnel and related expenses for executive, legal, quality assurance, finance and human resources, including salaries, benefits, bonuses and stock-based compensation, professional fees, insurance premiums, allocated overhead and other corporate expenses, including certain one-time costs in anticipation of becoming a public company. During 2008, we strengthened our management and corporate infrastructure, particularly in our finance department, and implemented financial reporting, compliance and other infrastructure associated with being a public company. On an ongoing basis, we expect general and administrative expenses to increase in absolute dollars as we continue to add administrative personnel and incur additional professional fees and other expenses resulting from continued growth and the compliance requirements of operating as a public company. Over the long term, we believe that general and administrative expenses as a percentage of total revenues will decrease.

Income Tax Expense

Income tax expense primarily consists of foreign income taxes imposed on our foreign subsidiaries in the United Kingdom and Japan. We have U.S. federal and state net operating loss carryforwards available to offset future taxable income expiring through 2028. As a result, we do not recognize income tax expense for U.S. federal and state income tax purposes. In addition, we do not realize an income tax benefit for available net operating loss carryforwards due to the future utilization limitations under the Internal Revenue Code and the likelihood that our future taxable income may be insufficient to utilize these tax benefits. We do not expect our provision for U.S. federal and state income taxes will change in the near future; however, we expect our income tax expense to increase in absolute dollars as our income from international operations continues to grow.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Our critical accounting policies, including the assumptions and judgments underlying them, require the application of significant judgment in the preparation of our financial statements, and as a result they are subject to a greater degree of uncertainty. In applying these policies, we use our judgment to determine the appropriate assumptions to be used in calculating estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from those estimates. Our critical accounting policies consist of revenue recognition, stock-based compensation, goodwill and intangibles and income taxes, which are included in the IPO Prospectus. There have been no material changes to our critical accounting policies since December 31, 2008.

Results of Operations

We recognize revenues from applications services arrangements ratably over the terms of these arrangements. As a result, a substantial majority of our application services revenues in each quarter are generated from arrangements entered into during prior periods. Consequently, an increase or a decrease in new application services arrangements in any one quarter may not affect our results of operations in that quarter.

Additionally, when we sell application services and professional services in a combined arrangement, which is our typical practice, we recognize revenues from professional services ratably over the term of the arrangement, rather than as the professional services are delivered, which varies throughout the arrangement term. Accordingly, a significant portion of the revenues for professional services performed in any reporting period will be deferred to future periods. We recognize expenses related to our professional services in the period in which the expenses are incurred. As a result, our professional services revenues and gross margin for any reporting period may not be reflective of the professional services delivered during that reporting period or of the current business trends with respect to our professional services. The following table sets forth our consolidated results of operations as a percentage of total revenues for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Application services	72.1%	70.2%	71.3%	70.4%
Professional services	27.9%	29.8%	28.7%	29.6%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
Application services	17.2%	19.0%	17.0%	20.0%
Professional services	20.1%	32.1%	19.9%	35.2%

Total cost of revenues	37.3%	51.1%	36.9%	55.2%

Gross profit	62.7%	48.9%	63.1%	44.8%

Operating costs and expenses:
Research and development	17.0%	18.6%	16.7%	20.6%
Sales and marketing	19.8%	24.0%	19.9%	24.9%
General and administrative	23.6%	27.7%	22.0%	27.7%

Total operating costs and expenses	60.4%	70.3%	58.6%	73.2%

Income (loss) from operations	2.3%	(21.4)%	4.5%	(28.4)%

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenues

	Three Months Ended June 30,
	2009		2008		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Revenues:
Application services	$24,523	72.1%	$18,076	70.2%	$6,447	35.7%
Professional services	9,505	27.9%	7,677	29.8%	1,828	23.8%

Total revenues	$34,028	100.0%	$25,753	100.0%	$8,275	32.1%

Total revenues. Total revenues increased $8.3 million, or 32.1%, to $34.0 million for the three months ended June 30, 2009 from $25.7 million for the same period in 2008. The increase in revenues was primarily due to a $6.4 million increase in revenues from application services and a $1.8 million increase in revenues from professional services. At the start of the second quarter of 2009, we had approximately $91.6 million of 2009 remaining backlog. As of June 30, 2009, the total 2009 remaining backlog is approximately $62.9 million.

Application services revenues. Revenues from application services increased $6.4 million, or 35.7%, to $24.5 million for the three months ended June 30, 2009 from $18.1 million for the same period in 2008. This increase was primarily due to the increase in the number of customers to 154 compared to 131 a year ago. Revenues from new customers accounted for 16.3% of the total increase in revenues. While the revenues generated from single-study arrangements have continued to grow, the multi-study arrangement revenue growth remained strong and increased significantly by 42.5% compared to the prior period. Revenues also expanded significantly from both domestic and international customers compared to the prior period, with the most significant increase in Asia markets of 46.3%.

Professional services revenues. Revenues from professional services increased $1.8 million, or 23.8%, to $9.5 million for the three months ended June 30, 2009 from $7.7 million for the same period in 2008. The increase in professional services revenues was attributable to higher demand for our services from new application services customers as well continued demand from existing customers driven by the increase in the number of studies performed by our customers. Revenues from international customers grew 49.3% compared to the prior period, as many of our international clients relied more heavily on our implementation related services.

Cost of Revenues

	Three Months Ended June 30,
	2009		2008		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Cost of revenues:
Application services	$5,845	17.2%	$4,889	19.0%	$956	19.6%
Professional services	6,839	20.1%	8,257	32.1%	(1,418)	(17.2)%

Total cost of revenues	$12,684	37.3%	$13,146	51.1%	$(462)	(3.5)%

Total cost of revenues. Total cost of revenues decreased $0.4 million, or 3.5%, to $12.7 million for the three months ended June 30, 2009 from $13.1 million for the same period in 2008. The decrease in total cost of revenues was primarily due to the decrease in cost of professional services revenues, partially offset by the increase in cost of application services revenues.

Cost of application services revenues. Cost of application services revenues increased $0.9 million, or 19.6%, to $5.8 million for the three months ended June 30, 2009 from $4.9 million for the same period in 2008. The increase was primarily due to an increase in personnel related costs of $0.5 million, depreciation and and technology related expenses of $0.5 million, partially offset by a reduction of consulting related expenses of $0.1 million. The increase in personnel related costs was due to business growth. The increase in depreciation and technology related expenses related to software license costs and equipment purchases primarily in our Houston data center incurred also in support of our overall growth.

Cost of professional services revenues. Cost of professional services decreased $1.4 million, or 17.2%, to $6.8 million for the three months ended June 30, 2009 from $8.2 million for the same period in 2008. The decrease was primarily due to a decrease in certain customer reimbursable costs of $0.6 million, consulting costs of $0.6 million and other costs of $0.2 million. Customer reimbursable costs relate to third party costs we incur on behalf of our customers that are directly billed “pass through” to our customers. The decline in customer reimbursable costs was due to the impact of $0.4 million of non-recurring reimbursed cost we incurred in the prior year and the reduction of hardware provisioning costs, as we discontinued this activity in 2009. The decrease in consulting costs was primarily associated with our continued effort to replace outside consultants with employees and improve margin in our professional services business.

Operating Costs and Expenses

	Three Months Ended June 30,
	2009		2008		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Operating costs and expenses:
Research and development	$5,789	17.0%	$4,778	18.6%	$1,011	21.2%
Sales and marketing	6,745	19.8%	6,173	24.0%	572	9.3%
General and administrative	8,037	23.6%	7,144	27.7%	893	12.5%

Total operating costs and expenses	$20,571	60.4%	$18,095	70.3%	$2,476	13.7%

Total operating costs and expenses. Total operating costs and expenses increased $2.5 million, or 13.7%, to $20.6 million for the three months ended June 30, 2009 from $18.1 million for the same period in 2008. Costs increased in each department with the larger increase in research and development and general and administrative.

Research and development expenses. Research and development expenses increased $1.0 million, or 21.2%, to $5.8 million for the three months ended June 30, 2009 from $4.8 million for the same period in 2008. The increase was primarily due to an increase in personnel related costs of $1.4 million and miscellaneous costs of $0.1 million, partially offset by a decrease in professional and consulting fees of $0.5 million. The increase in personnel related costs was to support our strategy to enhance and broaden our products offerings and to replace outside consultants.

Sales and marketing expenses. Sales and marketing expenses increased $0.5 million, or 9.3%, to $6.7 million for the three months ended June 30, 2009 from $6.2 million for the same period in 2008. The increase was attributable to higher personnel related costs of $0.9 million as we increased staffing levels in both our sales team and marketing department, as well as higher sales commissions resulting from our revenue growth. The increase was partially offset by a decrease in travel and entertainment expense of $0.2 million and other miscellaneous costs of $0.2 million.

General and administrative expenses. General and administrative expenses increased $0.9 million, or 12.5%, to $8.0 million for the three months ended June 30, 2009 from $7.1 million for the same period in 2008. The increase was primarily due to an increase in personnel related costs of $0.6 million, a loss from foreign currency exchange of $0.4 million and other miscellaneous costs of $0.2 million, partially offset by a decrease in professional and consulting fees of $0.3 million. The increase in personnel related costs was due to higher staffing levels as we continued to expand our corporate personnel in anticipation of becoming a public company. The decrease in professional and consulting fees was due to the reduction of certain non-recurring accounting related costs incurred in 2008.

Income Tax Expense

Income tax expense increased slightly in absolute dollars to $0.2 million for the three months ended June 30, 2009 as compared to the same period in 2008. The increase solely related to higher taxable income from our foreign subsidiaries in the United Kingdom and Japan.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenues

	Six Months Ended June 30,
	2009		2008		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Revenues:
Application services	$48,188	71.3%	$32,897	70.4%	$15,291	46.5%
Professional services	19,442	28.7%	13,835	29.6%	5,607	40.5%

Total revenues	$67,630	100.0%	$46,732	100.0%	$20,898	44.7%

Total revenues. Total revenues increased $20.9 million, or 44.7%, to $67.6 million for the six months ended June 30, 2009 from $46.7 million for the same period in 2008. The increase in revenues was primarily due to a $15.3 million increase in revenues from application services and a $5.6 million increase in revenues from professional services. At the start of 2009, we had approximately $116.7 million of full year backlog. As of June 30, 2009, the total 2009 remaining backlog is approximately $62.9 million.

Application services revenues. Revenues from application services increased $15.3 million, or 46.5%, to $48.2 million for the six months ended June 30, 2009 from $32.9 million for the same period in 2008. The majority of the increase in application services revenues was derived from increased activity in our existing customer base, primarily resulting from new studies and renewals. In addition to maintaining a high customer retention rate, we were benefited from providing six months of services for those customers who began their multi-year arrangements during 2008. Overall, our total number of customers grew to 154 from 131 a year ago. Also, we were able to sell and implement several large multi-year arrangements as well as make significant inroads into new midmarket customers during the first six months of 2009. Revenues from new customers accounted for 11.8% of the total increase in revenues. Revenues from customers based in North America grew 56.5%, whereas revenues from customers based in Europe and Asia grew 23.3% and 39.3%, respectively. Finally, our acquisition of Fast Track contributed approximately $1.6 million of our increase in revenues as we were able to recognize a full six months of revenues in 2009 as compared to only three and a half months in 2008. Revenues from Fast Track are primarily generated from customers based in North America.

Professional services revenues. Revenues from professional services increased $5.6 million, or 40.5%, to $19.4 million for the six months ended June 30, 2009 from $13.8 million for the same period in 2008. The increase in professional services revenues was attributable to higher demand for our services from new application services customers as well continued demand from existing customers driven by the increase in the number of studies performed by our customers. Revenues from international customers grew 62.8% compared to the prior period, as many of our international clients relied more heavily on our implementation related services.

Cost of Revenues

	Six Months Ended June 30,
	2009		2008		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Cost of revenues:
Application services	$11,515	17.0%	$9,364	20.0%	$2,151	23.0%
Professional services	13,452	19.9%	16,451	35.2%	(2,999)	(18.2)%

Total cost of revenues	$24,967	36.9%	$25,815	55.2%	$(848)	(3.3)%

Total cost of revenues. Total cost of revenues decreased $0.8 million, or 3.3%, to $25.0 million for the six months ended June 30, 2009 from $25.8 million for the same period in 2008. The decrease in total cost of revenues was primarily due to a decrease in cost of professional services revenues, partially offset by an increase in cost of application services revenues.

Cost of application services revenues. Cost of application services revenues increased $2.1 million, or 23.0%, to $11.5 million for the six months ended June 30, 2009 from $9.4 million for the same period in 2008. The increase was primarily due to $1.0 million of additional costs incurred by Fast Track resulting from a full six months of operations in 2009 as opposed to three and a half months in 2008. The remaining increase was due to an increase in personnel related costs of $0.9 million, depreciation and technology related expenses of $0.9 million, partially offset by a decrease in consulting expenses of $0.7 million. The increase in personnel related costs was a result of our growth in business and our combined efforts to replace outside consultants with employees. The increase in depreciation and technology related expenses related to software license costs and equipment purchases primarily in our Houston data center, incurred also in support of our overall growth.

Cost of professional services revenues. Cost of professional services decreased $3.0 million, or 18.2%, to $13.4 million for the six months ended June 30, 2009 from $16.4 million for the same period in 2008. The decrease was primarily due to a decrease in consulting costs of $1.5 million, certain customer reimbursable expenses of $0.9 million, personnel related costs of $0.3 million and travel expense of $0.3 million. The decrease in consulting related costs was associated with our continuing efforts to reduce our reliance on outside consultants and improve margin in our professional services business. The decrease in customer reimbursable expenses was due to the impact of a $0.4 million non-recurring cost we incurred in the second quarter of 2008 and the reduction of hardware provisioning costs, as we discontinued this activity in 2009.

Operating Costs and Expenses

	Six Months Ended June 30,
	2009		2008		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
Operating costs and expenses:
Research and development	$11,286	16.7%	$9,650	20.6%	$1,636	17.0%
Sales and marketing	13,458	19.9%	11,636	24.9%	1,822	15.7%
General and administrative	14,858	22.0%	12,951	27.7%	1,907	14.7%

Total operating costs and expenses	$39,602	58.6%	$34,237	73.2%	$5,365	15.7%

Total operating costs and expenses. Total operating costs and expenses increased $5.4 million, or 15.7%, to $39.6 million for the six months ended June 30, 2009 from $34.2 million for the same period in 2008. Costs increased in each department with the larger increase in sales and marketing and general and administrative.

Research and development expenses. Research and development expenses increased $1.6 million, or 17.0%, to $11.3 million for the six months ended June 30, 2009 from $9.7 million for the same period in 2008. The increase was primarily due to an increase in personnel related costs of $3.0 million and miscellaneous costs of $0.1 million, partially offset by a decrease in professional and consulting fees of $0.8 million and the impact of a one-time write-off of in-process research and development projects of $0.7 million in 2008 and. Our full six months operations of Fast Track in 2009 accounted for $1.1 million of the increase in personnel related costs. The remaining increase in personnel related costs was incurred to replace outside consultants, as well as support our strategy to enhance and broaden our products offerings.

Sales and marketing expenses. Sales and marketing expenses increased $1.8 million, or 15.7%, to $13.4 million for the six months ended June 30, 2009 from $11.6 million for the same period in 2008. The increase was attributable to higher personnel related costs of $2.3 million as we increased staffing levels in both our sales team and marketing department, as well as higher sales commissions resulting from our revenue growth. The full six months operations of Fast Track in 2009 generated an increase in sales and marketing expenses of $0.3 million, primarily due to higher personnel related costs. The increase was partially offset by a decrease in travel and entertainment expense of $0.3 million and a decrease in other miscellaneous costs of $0.2 million.

General and administrative expenses. General and administrative expenses increased $1.9 million, or 14.7%, to $14.9 million for the six months ended June 30, 2009 from $13.0 million for the same period in 2008. The increase was primarily due to an increase in personnel related costs of $2.1 million and other miscellaneous costs of $0.4 million, partially offset by a decrease in professional and consulting fees of $0.6 million. The increase in personnel related costs was due to higher staffing levels, bonuses and stock based compensation as we continued to expand our corporate personnel in anticipation of becoming a public company. The decrease in professional and consulting fees was due to the reduction of certain non-recurring accounting related costs incurred in 2008.

Income Tax Expense

Income tax expense increased $0.1 million, or 14.7%, to $0.4 million for the six months ended June 30, 2009 from $0.3 million for the same period in 2008. Our income tax expense primarily consisted of foreign income taxes imposed on our foreign subsidiaries in the United Kingdom and Japan and increased as a result of their increase in taxable income.

Liquidity and Capital Resources

In June 2009, we completed an initial public offering, or IPO, issuing 6.3 million shares of common stock at a public offering price of $14.00 per share. As a result of the offering, we received net proceeds of $75.8 million, after deducting underwriting discounts and commissions of $6.2 million and offering expenses of $6.2 million. Such proceeds were kept in cash and cash equivalents at June 30, 2009 and subsequently, the majority of such proceeds have been invested into high quality short-term investments. As a result of the IPO, all outstanding convertible preferred stock was automatically converted into 9.0 million shares of common stock. In addition, we paid out all accumulated accrued dividends of $2.3 million to preferred stockholders at conversion.

Prior to completing the IPO in June 2009, we had funded our growth primarily through the private sale of equity securities, borrowings through various debt agreements, working capital and equipment leases. At June 30, 2009 and December 31, 2008, our principal sources of liquidity were cash and cash equivalents of $93.8 million and $9.8 million, respectively. Cash and cash equivalents increased $84.0 million during the first six months of 2009 primarily due to net proceeds from the IPO and cash receipts from higher sales activity, partially offset by funding of capital expenditures and preferred stock dividend payments.

Prior to the repayment of our term loan, we had a senior secured credit facility that included a $15.0 million term loan and a $10.0 million revolving line of credit. The term loan was fully drawn at closing in September 2008. As of June 30, 2009, the outstanding term loan balance was $14.3 million and the revolving credit line has remained undrawn. On July 8, 2009, we used a portion of our net proceeds from the IPO to prepay the entire outstanding indebtedness of the term loan. The total payoff amount of $14.7 million included the outstanding principal balance of $14.3 million, as well as accrued interest and termination fees of $0.4 million. The revolving line of credit under the senior secured credit facility is still available for future borrowings. Due to the structure of the credit agreement, any future borrowings under the revolving credit line would be classified as a current liability.

We believe that our cash flows from operations, our available cash as of June 30, 2009 and our existing revolving line of credit will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for at least the next 12 months. For the remainder of 2009, we expect to make approximately $6.5 million in capital expenditures to support the expected growth of our business. We expect to acquire our capital equipment through purchases as opposed to capital lease arrangements.

Cash Flows

Cash Flows Provided By Operating Activities

Cash flows provided by operating activities during the six months ended June 30, 2009 were $12.1 million, which consisted primarily of a net income of $1.9 million, non-cash adjustments of depreciation and amortization and stock-based compensation of $5.1 million and $1.9 million, respectively, and a decrease in accounts receivable of $3.9 million, partially offset by a decrease in accounts payable and accrued payroll and other compensation of $2.0 million. The decrease in accounts receivable was due to strong customer collection activity. The decrease in accounts payable and accrued payroll and other compensation was primarily due to payments of annual bonuses to our employees.

Cash flows provided by operating activities during the six months ended June 30, 2008 were $5.5 million, which consisted of a net loss of $14.5 million, offset by non-cash adjustments of depreciation and amortization of $4.1 million, stock-based compensation of $1.4 million and write-off of in-process research and development projects acquired from Fast Track of $0.7 million. It was further offset by the increase in other operating activities which primarily included the increase in deferred revenue of $19.9 million, partially offset by the increase in accounts receivable of $6.1 million. Other operating activities were impacted by the increased sales activity and the timing of customer payments.

Cash Flows Used In Investing Activities

Cash flows used in investing activities during the six months ended June 30, 2009 were related to the $2.1 million of purchases of furniture, fixtures and equipment. We also acquired $1.1 million of equipment through capital lease arrangements.

Cash flows used in investing activities during the six months ended June 30, 2008 were $1.8 million, which consisted of purchases of furniture, fixtures and equipment of $2.2 million and costs incurred to acquire Fast Track of $0.6 million, partially offset by cash and cash equivalents acquired from acquisition of Fast Track of $1.0 million. We also acquired $2.2 million of equipment through capital lease arrangements. All acquisitions of furniture, fixtures and equipment were required to support our business growth.

Cash Flows Provided by or Used In Financing Activities

Cash flows provided by financing activities during the six months ended June 30, 2009 were $73.9 million, which was primarily due to $82.0 million of proceeds from the IPO, net of underwriting discounts and commissions. It was partially offset by $2.5 million of capital lease principal payments, $2.5 million of costs associated with our IPO, $2.3 million of preferred stock dividends payment and $0.8 million of quarterly repayments of the term loan under our credit facility.

Cash flows used in financing activities during the six months ended June 30, 2008 were $3.1 million, which consisted of $1.9 million of capital lease principal payments and $1.2 million of costs associated with our IPO.

Contractual Obligations, Commitments and Contingencies

There was no material change in our contractual obligations during the first six months of 2009.

In 2006, one of our former employees made a claim seeking compensation of approximately $1.6 million in relation to a wrongful dismissal lawsuit. Subsequently, the claim was reduced to approximately $1.4 million as of December 31, 2008. The court rendered its decision on January 15, 2009, which awarded approximately $0.1 million to the plaintiff. While we believe the decision is favorable to us, the decision may be appealed by the plaintiff. In the event the decision is appealed, we will continue to defend this claim until it is ultimately resolved. We have accrued approximately $0.7 million as of June 30, 2009 and December 31, 2008.

In 2006, it was claimed that certain applications offered to our customers potentially infringed on intellectual property rights held by a third party (the “Claimant”). As a result of negotiations with the Claimant, we entered into a license and settlement agreement in June 2007, pursuant to which we licensed the intellectual property held by the Claimant for use in our future sales to customers and settled all past infringement claims. We paid a settlement amount of $2.2 million to the Claimant in 2007. In June 2009, the Claimant initiated a lawsuit against us claiming breach of contract. The complaint includes allegations that we have failed to pay unspecified royalties relating to sales of our products. We believe that the allegations in this lawsuit are without merit. We filed an answer in July 2009, denying all material allegations and asserting numerous affirmative defenses. We also asserted counterclaims for a declaratory judgment that no royalties are owed with respect to sales of our products, as well as a counterclaim for Claimant’s breach of the license and settlement agreement. Since the probable outcome and the future economic impact of this litigation on us remain uncertain, we are unable to develop an estimate of our potential liability, if any, as it relates to this litigation. As a result, we did not record a liability as of June 30, 2009. The Claimant also filed the patent infringement lawsuits against two of our customers as discussed below.

In 2008, two customers requested us to indemnify them in connection with patent infringement lawsuits filed by the Claimant who also filed a lawsuit against us in June 2009 as discussed above. We agreed to defend and indemnify one of these customers with respect to the allegations, claims, and defenses relating to its use of our software. As the estimated indemnification obligation concerning this claim was determined to be probable and could be reasonably estimated, we have accrued $0.2 million which was included in our condensed consolidated balance sheet as of June 30, 2009 and in our condensed consolidated statements of operations for the three and six months ended June 30, 2009. This estimate was based upon our analysis of the customer’s defense costs relating to its use of our software and any change in the assumptions or strategies related to this claim could affect our future results of operations.

In January 2009, we entered into agreements with certain of our executive officers that provide them with certain benefits upon the termination of their employment following a change of control in our company.

In July 2009, we entered into a 30-month operating lease agreement in connection with a lease of office space scheduled to commence in October 2009. This new office is to replace one of our existing offices, which is leased through November 2009. The total lease commitment for the new office is approximately $1.5 million over the 30-month period of the lease.

Effects of Recently Issued Accounting Standards

On December 4, 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations, or SFAS No. 141(R), and Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, or SFAS No. 160. SFAS No. 141(R) is required to be adopted concurrently with SFAS No. 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. Application of SFAS No. 141(R) and SFAS No. 160 is required to be adopted prospectively, except for certain provisions of SFAS No. 141(R) and SFAS No. 160, which are required to be adopted retrospectively. Business combination transactions accounted for before adoption of SFAS No. 141(R) should be accounted for in accordance with SFAS No. 141, Business Combinations, and that accounting previously completed under SFAS No. 141 should not be modified as of or after the date of adoption of SFAS No.141(R). We adopted SFAS No. 141(R) and SFAS No. 160 on January 1, 2009 and the adoptions did not have a material impact on our financial position or results of operations.

On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events, which provides guidance on management’s assessment of subsequent events and establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effectively prospectively for interim or annual financial periods ended after June 15, 2009. We adopted SFAS No. 165 in the second quarter of 2009. We have evaluated the subsequent events through August 14, 2009, the filing date of this quarterly report on Form 10-Q with the SEC.

On June 12, 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of SFAS No. 140, and SFAS No. 167, Amendment to FASB Interpretation No. 46(R). SFAS No. 166 amends the derecognition guidance in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of SFAS No.125, and eliminates the exemption from consolidation for qualifying special-purpose entities (“QSPEs”). As a result, a transferor will need to evaluate all existing QSPEs to determine whether they must now be consolidated in accordance with SFAS No.167, which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R) (“FIN 46(R)”) and all entities and enterprises currently within the scope of FIN 46(R), as well as QSPEs that are currently excluded from the scope of FIN 46(R). SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. The adoption of these statements is not expected to have a material impact on our results of operations, financial position and cash flows.

On June 29, 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of SFAS No. 162. SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 will not have a material impact on our results of operations, financial position and cash flows.

Dividends

We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock.

Off-Balance Sheet Arrangements

As of June 30, 2009, we did not have any relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $93.8 million at June 30, 2009 and $9.8 million at December 31, 2008. Our cash equivalents are invested primarily in money market accounts and high quality liquid investments of a short duration and are not materially affected by fluctuations in interest rates. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

We had an outstanding floating rate debt in connection with the term loan and revolving credit line under our senior secured credit facility. Accordingly, we were exposed to fluctuations in interest rates. Based on the outstanding balance of our term loan and assuming the entire amount of our revolving credit line were drawn as of

June 30, 2009, each hundred basis point change in prime rate would result in a change in interest expense by an average of approximately $0.2 million annually. On July 8, 2009, we used a portion of our net proceeds from the IPO to prepay the entire outstanding indebtedness of the term loan under our senior secured credit facility. Following this repayment of the term loan, the revolving line of credit under the senior secured credit facility is still available for future borrowings.

Exchange Rate Sensitivity

We have two separate exposures to currency fluctuation risk: subsidiaries outside the United States which use a foreign currency as their functional currency which are translated into U.S. dollars for consolidation; and non-U.S. dollar invoiced revenues.

Changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency are translated into U.S. dollars and result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). At June 30, 2009 and December 31, 2008, we had translation exposure to various foreign currencies including the Euro, British Pound Sterling and Japanese Yen. The potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to $0.3 million and $0.2 million as of June 30, 2009 and December 31, 2008, respectively.

We generally invoice our customers in U.S. dollars. However, we invoice a portion of customers in Euro, British Pound Sterling and Japanese Yen currencies. As such, the fluctuations in such currencies could impact our operating results.

Impact of Inflation

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we might not be able to offset these higher costs fully through price increases. Our inability or failure to do so could harm our business, operating results and financial condition.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, Disclosure of Fair Value of Financial Instruments, requires disclosure about fair value of financial instruments. The carrying amounts of our financial instruments which consist of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. Amounts outstanding under long-term debt agreements are considered to be carried at their estimated fair values because they bear interest at rates which approximate market. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

Item 4.	Controls and Procedures.

Internal controls over Financial Reporting

As of June 30, 2009, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In light of the unremediated material weaknesses in our internal controls over revenue recognition and expense cut-off procedures as disclosed in the IPO Prospectus, our CEO and CFO have concluded that, as of June 30, 2009, our disclosure controls and procedures were not effective. To address these material weaknesses, we have developed additional processes as part of our financial close procedures and monitoring controls. Accordingly, we believe that the condensed consolidated financial statements included in this quarterly report on Form 10-Q do fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

Other than activities associated with the remediation efforts expressed below, there were no changes in our internal control over financial reporting, during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Efforts to Address Material Weakness in Internal Control over Financial Reporting

We have initiated a plan to remediate our material weaknesses related to revenue recognition and expense cut off procedures and commenced a number of specific remedial activities in 2008 and throughout the six months ended June 30, 2009. The actions we have taken to date include but are not limited to the hiring of a new director of revenue accounting and additional technical accounting personnel with public company experience, designing a comprehensive revenue recognition policy, and establishing new procedures for accruing missing invoices and expense reports. We have also initiated other measures that include the creation of a full set of accounting policies and procedures, training of our accounting staff and conducting accounting and process reviews by senior finance staff.

We are still evaluating the design of these new procedures. Once placed in operation for a sufficient period of time, we will evaluate the overall effectiveness of these process changes to determine if they are operating effectively. We currently estimate that we will be able to report the completion of the remediation of our material weaknesses in connection with the issuance of our audited financial statements for the year ending December 31, 2009.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings.

We are a party to a lawsuit brought by a former employee of a Medidata subsidiary, MDSOL Europe Limited, in connection with the termination of her employment on November 30, 2006. The lawsuit was brought before the Belgian Labor Court seeking approximately $1.4 million. A hearing was held in November 2008 and the court rendered its decision on January 15, 2009, which awarded approximately $0.1 million to the plaintiff. While we believe this decision was favorable to us, it may be appealed by the plaintiff. In the event that this decision is appealed, we intend to continue to vigorously defend this claim until it is finally resolved. We accrued approximately $0.7 million with respect to this claim as of June 30, 2009 and December 31, 2008.

On June 6, 2007, we entered into a license and settlement agreement with a third party in connection with allegations that our Rave Remote product infringed a U.S. patent claimed to be owned by the third party. Under the license and settlement agreement, we agreed to make a lump-sum payment to the third party in an aggregate amount of $2.2 million to settle the claim and obtained a royalty-bearing license to utilize the patent at issue with respect to Rave Remote and comparable systems and services. Rave Remote is an older product that allows data to be collected and cleaned on personal computers that are not permanently connected to the Internet and is not material to our business. On June 18, 2009, the third party initiated a lawsuit against us in the United States District Court for the District of Maryland (DataSci, LLC v. Medidata Solutions, Inc., Civil Action No. 09-1611) claiming breach of contract. The complaint includes allegations that we have failed to pay unspecified royalties relating to sales of Medidata products. We believe that the allegations in this lawsuit are without merit. We filed an answer in July 2009, denying all material allegations and asserting numerous affirmative defenses. We also asserted counterclaims for a declaratory judgment that no royalties are owed with respect to sales of Medidata products, as well as a counterclaim for breach of the license and settlement agreement. Neither the outcome of the litigation nor the amount and range of potential damages or exposure associated with the litigation can be assessed at this time.

We are not currently a party to any other material legal proceedings

Item 1A.	Risk Factors.

In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors discussed under the “Risk Factors” section included in the IPO Prospectus. Except as set forth below, there have been no material changes to the risk factors previously disclosed in the IPO Prospectus.

Our actual operating results may differ significantly from our guidance.

From time to time, we may release guidance in our quarterly earnings releases, quarterly earnings conference call, or otherwise, regarding our future performance that represent our management’s estimates as of the date of release. This guidance, which includes forward-looking statements, is based on projections prepared by our management. These projections are not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our registered public accountants nor any other independent expert or outside party compiles or examines the projections and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.

Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We generally state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to represent that actual results could not fall outside of the suggested ranges. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such persons.

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from our guidance and the variations may be material. In light of the foregoing, investors are urged not to rely upon, or otherwise consider, our guidance in making an investment decision in respect of our common stock.

Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances discussed under the “Risk Factors” in the IPO Prospectus and in this quarterly report on Form 10-Q could result in the actual operating results being different from our guidance, and such differences may be adverse and material.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

(a)	Sales of Unregistered Securities

From March 31, 2009 to June 30, 2009, our employees exercised options to purchase 84 shares of our common stock pursuant to options at an average exercise price of $0.62 per share for an aggregate purchase price of $52.08. No underwriters were involved in the foregoing sales of securities. These issuances were undertaken in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act. The recipients of these shares of common stock represented their intentions to acquire the shares for investment only and not with a view to or for sale in connection with any distribution, and appropriate restrictions were set out in the award agreements issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us.

(b)	Use of Proceeds from Public Offering of Common Stock

On June 24, 2009, the SEC declared effective our registration statement on Form S-1 (File No. 333-15156935) in connection with our IPO, pursuant to which we registered the offering and sale by us of 6,300,000 shares of common stock and the additional sale by certain selling stockholders pursuant to the underwriters’ over-allotment option of 945,000 shares of common stock, at a public offering price of $14.00 per share. The offering closed on June 30, 2009. The managing underwriters were Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC.

As a result of the offering, we received net proceeds of approximately $75.8 million, after deducting underwriting discounts and commissions of $6.2 million and additional offering-related expenses of approximately $6.2 million. In July 2009, we used $14.7 million of the net proceeds to prepay in full amounts outstanding under our term loan with Silicon Valley Bank. We anticipate that we will use the remaining net proceeds from our IPO for working capital and other general corporate purposes, which may include the acquisition of other businesses, products or technologies. We do not, however, have agreements or commitments for any specific acquisitions at this time. Pending such uses, we plan to invest the net proceeds in short-term, interest-bearing, investment grade securities. There has been no material change in the planned use of proceeds from our IPO from that described in the IPO Prospectus.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

On June 5, 2009, we distributed a written consent to our stockholders requesting approval of the following matters in connection with our IPO: (1) the amendment and restatement of our Certificate of Incorporation, which became effective upon the closing of our IPO, (2) the amendment and restatement of our Bylaws to provide certain changes consistent with our becoming a public company that became effective upon the closing of our IPO, (3) the adoption of our 2009 Long-Term Incentive Plan, and (4) the adoption of our 2009 Employee Stock Purchase Plan. 16,053,696 shares of our capital stock were eligible to vote on these matters. All matters were approved, with written consents from stockholders holding an aggregate of 11,919,070 shares of our capital stock voting in favor of all of these matters were received by us. Stockholders holding an aggregate of 4,134,626 shares of our capital stock did not vote on such matters.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.		Description

31.1	*	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	*	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1	*	Certification of CEO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of CFO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIDATA SOLUTIONS, INC.

By:	/s/ BRUCE D. DALZIEL
Bruce D. Dalziel Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)

Date: August 14, 2009

EXHIBIT INDEX

Exhibit No.		Description

31.1	*	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	*	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1	*	Certification of CEO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of CFO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.