Form 10-Q
period 2009-09-30
Medidata Solutions, Inc.
filed 2009-11-13
CIK 1453814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of November 9, 2009, the registrant had 22,665,368 shares of common stock outstanding.

MEDIDATA SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended September 30, 2009

- i -

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

MEDIDATA SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	September 30, 2009	December 31, 2008(1)
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$86,900	$9,784
Accounts receivable, net of allowance for doubtful accounts of $400 and $309, respectively	19,566	25,198
Prepaid commission expense	3,270	3,330
Prepaid expenses and other current assets	2,906	5,950
Deferred income taxes	303	303

Total current assets	112,945	44,565
Restricted cash	532	545
Furniture, fixtures and equipment, net	11,840	13,599
Goodwill	9,799	9,799
Intangible assets, net	4,860	6,230
Other assets	481	452

TOTAL ASSETS	$140,457	$75,190

(1)	As restated, see Note 2, “Restatement of Consolidated Financial Statements,” to the condensed consolidated financial statements.

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED

(Amounts in thousands, except per share data)

	September 30, 2009	December 31, 2008(1)
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,787	$3,316
Accrued payroll and other compensation	8,668	7,902
Accrued expenses and other	3,853	3,469
Deferred revenue	81,636	69,834
Capital lease obligations	3,508	4,388
Current portion of debt obligation	—	1,500

Total current liabilities	99,452	90,409

NONCURRENT LIABILITIES:
Deferred revenue, less current portion	22,603	31,787
Capital lease obligations, less current portion	1,080	2,672
Long-term debt	—	12,866
Other long-term liabilities	446	611

Total noncurrent liabilities	24,129	47,936

Total liabilities	123,581	138,345

CONVERTIBLE REDEEMABLE PREFERRED STOCK:
Series B, par value $0.01 per share; None authorized, issued and outstanding at September 30, 2009; 1,336 shares authorized, issued and outstanding, and liquidation value of $1,101 at December 31, 2008	—	1,099
Series C, par value $0.01 per share; None authorized, issued and outstanding at September 30, 2009; 181 shares authorized, issued and outstanding, and liquidation value of $179 at December 31, 2008	—	179
Series D, par value $0.01 per share; None authorized, issued and outstanding at September 30, 2009; 2,752 shares authorized, issued and outstanding, and liquidation value of $11,986 at December 31, 2008	—	11,967
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Convertible preferred stock, Series A, par value $0.01 per share; None authorized, issued and outstanding at September 30, 2009; 2,385 shares authorized, issued and outstanding, and liquidation value of $1,193 at December 31, 2008	—	24
Common stock, par value $0.01 per share; 100,000 shares authorized, 22,664 shares issued and outstanding at September 30, 2009; 20,000 shares authorized, 7,532 shares issued and 7,035 shares outstanding at December 31, 2008	227	75
Additional paid-in capital	111,942	22,433
Treasury stock, none and 497 shares, respectively	—	(6,000)
Accumulated other comprehensive loss	(198)	(389)
Accumulated deficit	(95,095)	(92,543)

Total stockholders’ equity (deficit)	16,876	(76,400)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$140,457	$75,190

(1)	As restated, see Note 2, “Restatement of Consolidated Financial Statements,” to the condensed consolidated financial statements.

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008(1)	2009	2008(1)
Revenues
Application services	$25,957	$19,132	$74,145	$52,029
Professional services	9,260	8,678	28,702	22,513

Total revenues	35,217	27,810	102,847	74,542
Cost of revenues(2)(3)
Application services	6,006	5,226	17,521	14,590
Professional services	6,458	7,364	19,910	23,815

Total cost of revenues	12,464	12,590	37,431	38,405
Gross profit	22,753	15,220	65,416	36,137
OPERATING COSTS AND EXPENSES:
Research and development(2)	5,608	4,982	16,894	14,632
Sales and marketing(2)(3)	6,709	6,018	20,167	17,654
General and administrative(2)	7,814	7,096	22,672	20,047

Total operating costs and expenses	20,131	18,096	59,733	52,333

OPERATING INCOME (LOSS)	2,622	(2,876)	5,683	(16,196)
INTEREST AND OTHER EXPENSE (INCOME):
Interest expense	908	401	1,747	1,493
Interest income	(10)	(33)	(73)	(99)
Other (income) expense, net	(44)	4	(36)	(212)

Total interest and other expense, net	854	372	1,638	1,182

INCOME (LOSS) BEFORE INCOME TAXES	1,768	(3,248)	4,045	(17,378)
PROVISION FOR INCOME TAXES	219	147	602	481

NET INCOME (LOSS)	$1,549	$(3,395)	$3,443	$(17,859)

EARNINGS (LOSS) PER SHARE:
Basic	$0.07	$(0.51)	$0.26	$(2.72)

Diluted	$0.06	$(0.51)	$0.17	$(2.72)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	22,364	6,958	12,318	6,712
Diluted	23,846	6,958	19,693	6,712

(1) As restated, see Note 2, “Restatement of Consolidated Financial Statements,” to the condensed consolidated financial statements.

(2) Stock-based compensation expense included in cost of revenues and operating costs and expenses is as follows:
Cost of revenues	$124	$78	$280	$210
Research and development	129	145	397	334
Sales and marketing	376	169	844	470
General and administrative	876	478	1,907	1,221

Total stock-based compensation	$1,505	$870	$3,428	$2,235

(3) Amortization expense of intangible assets included in cost of revenues and operating costs and expenses is as follows:
Cost of revenues	$421	$381	$1,262	$826
Sales and marketing	36	25	108	54

Total amortization of intangible assets	$457	$406	$1,370	$880

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2009	2008(1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,443	$(17,859)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,810	6,470
Stock-based compensation	3,428	2,235
Write-off of acquired research and development costs	—	700
Deferred income taxes	42	—
Amortization of debt issuance costs	420	181
Changes in operating assets and liabilities:
Accounts receivable	5,632	(2,470)
Prepaid commission expense	60	(817)
Prepaid expenses and other current assets	(212)	326
Other assets	(54)	37
Accounts payable	(885)	(4,769)
Accrued payroll and other compensation	766	1,721
Accrued expenses and other	632	1,692
Deferred revenue	2,618	19,971
Other long-term liabilities	7	125

Net cash provided by operating activities	23,707	7,543

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of furniture, fixtures and equipment	(3,442)	(2,913)
Decrease in restricted cash	13	—
Fast Track acquisition related costs	—	(625)
Cash and cash equivalents acquired through acquisition	—	1,049

Net cash used in investing activities	(3,429)	(2,489)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	20	60
Repayment of obligations under capital leases	(3,658)	(3,059)
Proceeds from initial public offering, net of underwriting discounts and commissions	82,026	—
Payment of costs associated with initial public offering	(4,288)	(1,773)
Payment of preferred stock accumulated accrued dividends	(2,282)	—
Proceeds from debt obligation	—	15,000
Repayment of debt obligation	(15,000)	(10,958)
Payment of debt issuance costs	—	(552)

Net cash provided by (used in) financing activities	56,818	(1,282)

NET INCREASE IN CASH AND CASH EQUIVALENTS	77,096	3,772
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	20	(39)
CASH AND CASH EQUIVALENTS — Beginning of period	9,784	7,746

CASH AND CASH EQUIVALENTS — End of period	$86,900	$11,479

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,320	$1,243

Income taxes	$739	$397

NONCASH ACTIVITIES:
Furniture, fixtures and equipment acquired through capital lease obligations	$1,186	$2,921

Furniture, fixtures and equipment acquired but not yet paid for at period-end	$222	$488

Accrued costs associated with initial public offering	$4	$455

Conversion of convertible redeemable preferred stock to common stock	$11,206	$—

Accrued preferred stock dividends	$—	$336

Accretion of preferred stock issuance costs	$21	$38

Common stock issuance for acquisition	$—	$16,995

Stock options and warrants exchanged in connection with acquisition	$—	$459

(1)	As restated, see Note 2, “Restatement of Consolidated Financial Statements,” to the condensed consolidated financial statements.

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

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

However, given that the Company has a continuing obligation to provide hosting services throughout the arrangement term, the Company is not able to determine fair value for hosting services, and since professional services are performed at various times during the term of an arrangement, the Company determined that recognition of application services and professional services as a combined single unit of accounting is appropriate. As a result, when application services and professional services are sold in the same single-study or multi-study arrangement, the related revenues are recognized ratably beginning with the commencement of the arrangement term, assuming all other revenue recognition criteria are met. The restatement resulted in the deferral to future periods of $50.9 million of revenues previously recognized through September 30, 2008.

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

In addition, the Company made a correction to the condensed consolidated statement of cash flows for the nine months ended September 30, 2008 to appropriately reflect all costs accrued associated with the initial public offering.

As a result of the above, the Company has restated its consolidated balance sheet as of December 31, 2008, consolidated statements of operations for the three months and nine months ended September 30, 2008 and consolidated statement of cash flows for the nine months ended September 30, 2008 presented in these condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the significant effects of the restatement is as follows (in thousands, except per share data):

	December 31, 2008
	As Previously Reported	Restatement Adjustments	As Restated
Consolidated Balance Sheet:
Prepaid commission expense	$1,093	$2,237	$3,330
Total current assets	42,328	2,237	44,565
Total assets	72,953	2,237	75,190
Deferred revenue – current portion	38,800	31,034	69,834
Total current liabilities	59,375	31,034	90,409
Deferred revenue, less current portion	10,804	20,983	31,787
Total noncurrent liabilities	26,953	20,983	47,936
Total liabilities	86,328	52,017	138,345
Accumulated deficit	(42,763)	(49,780)	(92,543)
Total stockholders’ deficit	(26,620)	(49,780)	(76,400)

	Three Months Ended September 30, 2008
	As Previously Reported	Restatement Adjustments	As Restated
Condensed Consolidated Statement of Operations:
Application services revenues	$19,818	$(686)	$19,132
Professional services revenues	9,635	(957)	8,678
Total revenues	29,453	(1,643)	27,810
Gross profit	16,863	(1,643)	15,220
Sales and marketing	6,089	(71)	6,018
Total operating cost and expenses	18,167	(71)	18,096
Operating loss	(1,304)	(1,572)	(2,876)
Loss before income taxes	(1,676)	(1,572)	(3,248)
Net loss	(1,823)	(1,572)	(3,395)
Net loss available to common stockholders	(1,948)	(1,572)	(3,520)
Basic and diluted loss per share	(0.28)	(0.23)	(0.51)

	Nine Months Ended September 30, 2008
	As Previously Reported	Restatement Adjustments	As Restated
Condensed Consolidated Statement of Operations:
Application services revenues	$54,446	$(2,417)	$52,029
Professional services revenues	30,353	(7,840)	22,513
Total revenues	84,799	(10,257)	74,542
Gross profit	46,394	(10,257)	36,137
Sales and marketing	18,095	(441)	17,654
Total operating cost and expenses	52,774	(441)	52,333
Operating loss	(6,380)	(9,816)	(16,196)
Loss before income taxes	(7,562)	(9,816)	(17,378)
Net loss	(8,043)	(9,816)	(17,859)
Net loss available to common stockholders	(8,417)	(9,816)	(18,233)
Basic and diluted loss per share	(1.25)	(1.47)	(2.72)
Condensed Consolidated Statement of Cash Flow:
Cash flows from operating activities:
Net loss	(8,043)	(9,816)	(17,859)
Changes in operating assets and liabilities:
Prepaid commission expense	(376)	(441)	(817)
Deferred revenues	9,714	10,257	19,971
Accounts payable	(4,408)	(361)	(4,769)
Accrued expenses and other	1,786	(94)	1,692
Net cash provided by operating activities	7,998	(455)	7,543
Cash flows from financing activities:
Payment of costs associated with initial public offering	(2,228)	455	(1,773)
Net cash used in financing activities	(1,737)	455	(1,282)
Noncash activities:
Accrued costs associated with initial public offering	—	455	455

MEDIDATA SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies as of September 30, 2009 are similar to those at December 31, 2008, which are included in the Company’s prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (“Securities Act”), with the Securities and Exchange Commission (“SEC”) on June 25, 2009.

Basis of Presentation — The accompanying interim condensed consolidated balance sheet as of September 30, 2009, the condensed consolidated statements of operations for the three months and nine months ended September 30, 2009 and 2008, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the SEC for interim financial reporting. Accordingly, certain information and footnote disclosures have been condensed or omitted pursuant to SEC rules that would ordinarily be required by GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto for the years ended December 31, 2006, 2007 and 2008 included in the Company’s prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on June 25, 2009.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments consisting of normal recurring accruals considered necessary to present fairly the Company’s financial position as of September 30, 2009 and results of its operations for the three months and nine months ended September 30, 2009 and 2008, and cash flows for the nine months ended September 30, 2009 and 2008. The results of operations for the three months and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Prepaid Commission Expense — For arrangements where revenue is recognized over the relevant contract period, the Company capitalizes related sales commissions that have been paid and recognizes these expenses over the period the related revenue is recognized. Commissions are payable to the Company’s sales representatives upon payment from the customer. The Company amortized prepaid commissions of $1.5 million and $1.3 million for the three months ended September 30, 2009 and 2008, respectively, and $4.4 million and $3.3 million for the nine months ended September 30, 2009 and 2008, respectively, which are included within sales and marketing expense in the condensed consolidated statements of operations.

Income Taxes — The Company uses the asset and liability method of accounting for income taxes, as prescribed by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, which recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

In addition, the Company follows ASC 740-10 for the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

For the provision for income taxes at interim periods, the Company follows ASC 740-270, Income Taxes – Interim Reporting, and has developed an estimate of the annual effective tax rate based upon the facts and circumstances known at the time. The Company’s effective tax rate is based on expected income, statutory rates and permanent differences applicable to the Company in the various jurisdictions in which the Company operates.

Stock-Based Compensation — The Company follows ASC 718, Compensation – Stock Compensation, to account for all of its stock-based compensation plans. The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model. The Company estimated its future stock price volatility based upon observed option-implied volatilities for a group of peer companies, taking into account the stage of the Company as compared to its peers. Management believes this is the best estimate of the expected volatility over the weighted-average expected life of its option grants. The Company estimated its weighted-average useful life based on the likely date of exercise as opposed to the actual life of the options. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of the option grant with a maturity tied to the expected life of the options. No dividends are expected to be declared by the Company at this time. The fair value of each nonvested restricted stock award grant is measured at the fair value of the Company’s common stock as if the nonvested restricted stock was vested and issued on the grant date. Prior to the Company’s initial public offering (“IPO”) in June 2009 (see Note 4), the Company used an independent third-party specialist to perform the valuation of its common stock as part of the stock options calculations. The fair value of all stock-based compensation awards is amortized to expense on a straight-line basis over the vesting period.

MEDIDATA SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Indemnifications — The Company indemnifies its customers against claims that software or documentation purchased from or made available by the Company infringes upon a copyright, patent or the proprietary rights of others. Such indemnification provisions are disclosed in accordance with ASC 460-10-50-4, Disclosure About a Guarantor’s Obligation, as further interpreted by ASC 460-10-55-31 – 34. In the event of a claim, the Company agrees to obtain the rights for continued use of the software for the customer, to replace or modify the software or documentation to avoid such claim or to provide a credit to the customer for the unused portion of the software license. A liability may be recognized under ASC 450-20, Loss Contingencies, if information prior to the issuance of the consolidated financial statements indicates that it is probable that a liability has been incurred at the balance sheet date and the amount of the loss can be reasonably estimated.

Segment Information — As defined by ASC 280, Segment Reporting, the Company operates as a single segment, as management makes operating decisions and assesses performance based on one single operating unit. The Company recorded revenues for the three months and nine months ended September 30, 2009 and 2008 in the following geographic areas, based on the country in which revenues were generated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
United States of America	$23,007	$19,125	$68,675	$50,051
Japan	3,831	2,779	10,859	7,329
United Kingdom	3,089	2,629	8,668	7,686
Other	5,290	3,277	14,645	9,476

Total	$35,217	$27,810	$102,847	$74,542

The following table summarizes long-term assets by geographic area as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008
Long-term assets:
United States of America	$26,177	$29,136
United Kingdom	953	982
Japan	382	507

Total	$27,512	$30,625

Comprehensive Income — ASC 220, Comprehensive Income, established standards for reporting and displaying comprehensive income into its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company’s other comprehensive income components results from foreign currency translation adjustments. The following table sets forth the calculation of comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$1,549	$(3,395)	$3,443	$(17,859)
Foreign currency translation adjustment	(18)	(207)	191	(163)

Total comprehensive income (loss)	$1,531	$(3,602)	$3,634	$(18,022)

Recently Issued Accounting Pronouncements — In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations, (currently under ASC 805), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, (currently under ASC 810-10-65-1). SFAS No. 141(R) is required to be adopted concurrently with SFAS No. 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. Application of SFAS No. 141(R) and SFAS No. 160 is required to be adopted prospectively, except for certain provisions of SFAS No. 141(R) and SFAS No. 160, which are required to be adopted retrospectively. Business combination transactions accounted for before adoption of SFAS No. 141(R) should be accounted for in accordance with SFAS No. 141, Business Combinations, and that accounting previously completed under SFAS No. 141 should not be modified as of or after the date of adoption of SFAS No.141(R). The Company adopted SFAS No. 141(R) and SFAS No. 160 on January 1, 2009 and the adoption did not have an impact on the Company’s results of operations, financial position and cash flows.

MEDIDATA SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, (currently under ASC 855-10), which provides guidance on management’s assessment of subsequent events and establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective prospectively for interim or annual financial periods ended after June 15, 2009. The Company adopted SFAS No. 165 in the second quarter of 2009. The Company has evaluated the subsequent events through November 13, 2009, the filing date of this Quarterly Report on Form 10-Q with the SEC.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of SFAS No. 140, and SFAS No. 167, Amendment to FASB Interpretation No. 46(R). SFAS No. 166 amends the derecognition guidance and eliminates the exemption from consolidation for qualifying special-purpose entities (“QSPEs”) in ASC 860, Transfer and Servicing. As a result, a transferor will need to evaluate all existing QSPEs to determine whether they must now be consolidated in accordance with SFAS No.167, which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under ASC 810-10, Consolidation, and all entities and enterprises currently within the scope of ASC 810-10, as well as QSPEs that are currently excluded from the scope of ASC 810-10. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. The adoption of these statements is not expected to have a material impact on the Company’s results of operations, financial position and cash flows.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of SFAS No. 162, (currently under ASC 105-10). SFAS No. 168 establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted SFAS No. 168 in the third quarter of 2009 and quoted the accounting literature references contained in these condensed consolidated financial statements in accordance with the FASB ASC.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements. ASU No. 2009-13 amends the current guidance on arrangements with multiple deliverables under ASC 605-25, Revenue Recognition – Multiple-Element Arrangements, to (a) eliminate the separation criterion that requires entities to establish objective and reliable evidence of fair value for undelivered elements; (b) establish a selling price hierarchy to help entities allocate arrangement consideration to the separate units of account; (c) eliminate the residual allocation method which will be replaced by the relative selling price allocation method for all arrangements; and (d) significantly expand the disclosure requirements. ASU No. 2009-13 is effective for new or materially modified arrangements in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. If early adoption is elected and the period of adoption is not the beginning of the fiscal year, retrospective application from the beginning of the fiscal year of adoption and additional disclosure are required. Retrospective application for all prior periods presented in the financial statements is also permitted, but not required. The Company is currently evaluating the impact, if any, of these provisions of ASU No. 2009-13 on our consolidated financial statements.

In October 2009, the FASB also issued ASU No. 2009-14, Certain Revenue Arrangements that Include Software Elements. ASU No. 2009-14 amends the scoping guidance for software arrangements under ASC 985-605, Software – Revenue Recognition, to exclude tangible products that contain software elements and nonsoftware elements that function together to interdependently deliver the product’s essential functionality. Such tangible products being excluded from ASU No. 2009-14 will instead fall under the scope of ASU No. 2009-13. The FASB also provided several considerations and examples for entities applying this guidance. The effective date for ASU No. 2009-14 is consistent with ASU No. 2009-13 as stated above. The Company is currently evaluating the impact, if any, of these provisions of ASU No. 2009-14 on our consolidated financial statements.

4.	STOCKHOLDERS’ EQUITY

In January 2009, the Company amended its certificate of incorporation to increase the authorized common stock by 5.0 million shares to 25.0 million shares. As part of the amendment, the Company also increased the authorized shares to provide for an additional 0.5 million shares under the 2000 Stock Option Plan to approximately 3.9 million shares.

In June 2009, the Company completed an IPO, issuing 6.3 million shares of common stock at a public offering price of $14.00 per share. As a result of the offering, the Company received net proceeds of $75.2 million, after deducting underwriting discounts and commissions of $6.2 million and offering expenses of $6.8 million. In addition, the underwriters exercised in full their over-allotment option to purchase an additional 0.9 million shares of common stock from certain selling stockholders. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

MEDIDATA SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As a result of the IPO, all outstanding convertible preferred stock was automatically converted into 9.0 million shares of common stock. In addition, the Company paid out all accumulated accrued dividends of $2.3 million to preferred stockholders at conversion.

Upon completion of the IPO, the fourth amended and restated certificate of incorporation was filed to increase the Company’s authorized capital stock to 105.0 million shares, comprised of 100.0 million shares of common stock and 5.0 million shares of preferred stock.

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

Changes to convertible redeemable preferred stock and certain accounts in stockholders’ equity for the nine months ended September 30, 2009 are included in the following table (in thousands):

	Series A Convertible Preferred Stock		Series B Convertible Redeemable Preferred Stock		Series C Convertible Redeemable Preferred Stock		Series D Convertible Redeemable Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance at January 1, 2009	2,385	$24	1,336	$1,099	181	$179	2,752	$11,967	7,532	$75	$22,433	497	$(6,000)
Net proceeds from initial public offering	—	—	—	—	—	—	—	—	6,300	63	75,168	—	—
Accrued preferred stock dividends	—	—	—	19	—	2	—	201	—	—	(222)	—	—
Accretion of preferred stock issuance costs	—	—	—	1	—	1	—	19	—	—	(21)	—	—
Conversion of convertible preferred stock to common stock	(2,385)	(24)	(1,336)	(930)	(181)	(151)	(2,752)	(10,125)	9,015	90	11,140	—	—
Payment of preferred stock accumulated accrued dividends	—	—	—	(189)	—	(31)	—	(2,062)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	3,428	—	—
Stock options exercised	—	—	—	—	—	—	—	—	17	1	19	—	—
Restricted stock awards granted	—	—	—	—	—	—	—	—	297	3	(3)	—	—
Retirement of treasury stock	—	—	—	—	—	—	—	—	(497)	(5)	—	(497)	6,000

Balance at September 30, 2009	—	$—	—	$—	—	$—	—	$—	22,664	$227	$111,942	—	$—

5.	ACQUISITION

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

MEDIDATA SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	GOODWILL AND INTANGIBLE ASSETS

There was no change in the carrying amount of goodwill for the nine months ended September 30, 2009.

Intangible assets are summarized as follows (in thousands):

	As of September 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$2,400	$(740)	$1,660
Database	1,900	(586)	1,314
Customer relationships	1,600	(188)	1,412
Customer contracts	1,600	(1,126)	474

Total	$7,500	$(2,640)	$4,860

Annual amortization for the next five years is expected to be as follows (in thousands):

Remainder of year ending December 31, 2009	$456
Years ending December 31,
2010	1,459
2011	1,377
2012	1,308
2013	260

7.	DEBT

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

In September 2008, the Company entered into a new senior secured credit facility (“New Credit Facility”) with an unrelated lender that included a $15.0 million term loan (“New Term Loan”), which was fully drawn at closing, and a $10.0 million revolving credit line (“Revolving Credit Line”), all of which was undrawn at inception. The New Credit Facility was secured effectively by all of the assets of the Company. Proceeds of the New Term Loan were used to repay all outstanding notes payable, which included Term Note A of $1.5 million, Term Note B of $1.5 million, and Term Note C of $8.0 million, and the remaining $4.0 million was used for general corporate purposes. The New Term Loan and Revolving Credit Line matures in September 2013 and the outstanding principal of the New Term Loan amortizes in quarterly installments of $375 thousand that began on March 31, 2009 up through the date of maturity at which time a lump sum payment of any remaining unpaid balance would be due. In addition, the New Term Loan also includes an excess cash flow recapture feature which may require the Company to make additional principal payments beginning in April 2010.

The New Term Loan and Revolving Credit Line bear interest at prime rate plus 2.5% until March 31, 2009 and, thereafter, will bear interest at prime rate plus 2.25%. In December 2008, the New Credit Facility was amended to define “prime rate” as 4.5% or the lender’s most recently announced prime rate, whichever is greater. However, if the Company can satisfy the minimum fixed charge coverage ratio covenant as of December 31, 2009 or March 31, 2010, the applicable margin thereafter will be reduced to 1.5%. As of September 30, 2009, such effective interest rate was 6.75%. In addition, any undrawn Revolving Credit Line is subject to a quarterly unused fee at an annual rate of 0.5% of the average undrawn balance. The Company is entitled to prepay the New Credit Facility at its option, subject to a payment of a premium on such prepayments during the first three years after closing, which decreases over the three-year period from 3% of the amount prepaid to 1%. The New Credit Facility is also subject to mandatory prepayment under certain specified circumstances.

Due to the lock-box arrangement and the subjective acceleration clause contained in the New Credit Facility agreement, borrowings, if any, under the Revolving Credit Line will be classified as a current liability in accordance with ASC 470-10-45-5, Classification of Revolving Credit Agreements Subject to Lock-Box Arrangement and Subjective Acceleration Clauses.

In July 2009, the Company used a portion of its net proceeds from the IPO to prepay the entire outstanding indebtedness of the New Term Loan. The total payoff amount of $14.7 million included the outstanding principal balance of $14.3 million, as well as accrued interest and termination fees of $0.4 million. Also in July 2009, the Company executed a standby letter of credit of approximately $0.2 million in connection with an office lease with the lender, which resulted in a reduction of the available amount under the Revolving Credit Line. As of September 30, 2009, approximately $9.8 million of the Revolving Credit Line was still available for future borrowings.

MEDIDATA SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the New Credit Facility, the Company incurred legal and other costs of approximately $0.7 million, which have been deferred and amortized over the term of the New Credit Facility. As a result of the prepayment of New Term Loan in July 2009, approximately $0.3 million of the unamortized debt issuance costs was written off, representing the proportional decrease in borrowing capacity of the New Credit Facility. As of September 30, 2009, the remaining unamortized balance was approximately $0.2 million and is now classified in other long-term liabilities on the accompanying condensed consolidated balance sheet.

The following table summarizes the interest expense incurred on long-term debt for the three months and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Term Note A	$—	$29	$—	$104
Term Note B	—	28	—	101
Term Note C	—	156	—	556
New Term Loan	21	59	533	59
New Term Loan prepayment termination fees	429	—	429	—
Unused Revolving Credit Line fee	13	3	38	3

Total	$463	$275	$1,000	$823

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

Also in May 2009, the Company adopted the 2009 Employee Stock Purchase Plan (the “ESPP”) which became effective upon the completion of IPO in June 2009. A total of 0.5 million shares of common stock are reserved for issuance to eligible employees as defined under the ESPP. Under the ESPP, eligible employees are allowed to purchase shares of the Company’s common stock at a 5% discount from the share price at the end of the offering period. The ESPP qualifies for favorable tax treatment under Section 423 of the Internal Revenue Code and meets the requirements of non-compensatory plan in accordance with ASC 718-50-25, Employee Share Purchase Plans. The enrollment of ESPP has not begun and therefore there was no activity associated with the ESPP during the nine months ended September 30, 2009.

MEDIDATA SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company accounts for the stock-based compensation in accordance with ASC 718. For the three months and nine months ended September 30, 2009 and 2008, the components of stock-based compensation expense were summarized in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Stock options	$1,146	$870	$3,035	$2,235
Restricted stock awards	359	—	393	—

Total stock-based compensation	$1,505	$870	$3,428	$2,235

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Expected volatility	62%	58%	63%	59%
Expected life	6 years	6 years	6 years	6 years
Risk-free interest rate	2.81%	3.36%	2.53%	3.06%
Dividend yield	—	—	—	—

The following table summarizes the activity under the stock option plans as of September 30, 2009, and changes during the nine months then ended (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	2,432	$6.63
Granted	682	14.71
Canceled	(14)	13.29
Exercised	(17)	1.15

Outstanding at September 30, 2009	3,083	$8.42	6.93	$22,470

Exercisable at September 30, 2009	1,907	$4.70	5.73	$20,497

The weighted-average grant-date fair value of stock options granted during the three months ended September 30, 2009 and 2008 was $10.01 and $11.63, respectively, and the nine months ended September 30, 2009 and 2008 was $8.59 and $11.59, respectively. The total intrinsic value of stock options exercised during the three months ended September 30, 2009 and 2008 was $0.2 million and $1.6 million, respectively, and the nine months ended September 30, 2009 and 2008 was $0.3 million and $1.9 million, respectively.

The following table summarizes the status of the Company’s nonvested restricted stock awards as of September 30, 2009, and changes during the nine months then ended (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant- Date Fair Value
Nonvested at January 1, 2009	—	$—
Granted	297	14.02
Vested	—	—
Cancelled	—	—

Nonvested at September 30, 2009	297	$14.02

As of September 30, 2009, there was a total of $14.1 million of unrecognized compensation cost related to all non-vested stock-based compensation awards granted, as recorded in accordance with ASC 718. This cost is expected to be recognized over a

MEDIDATA SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

weighted-average remaining period of 1.66 years. The total fair value of shares vested during the three months ended September 30, 2009 and 2008 was $1.0 million and $0.9 million, respectively, and the nine months ended September 30, 2009 and 2008 was $3.3 million and $1.7 million.

9.	EARNINGS PER SHARE

The Company follows ASC 260, Earnings Per Share, in calculating earnings per share. Basic earnings (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per share includes the determinants of basic net income (loss) per share and, in addition, gives effect to the potential dilution that would occur if securities or other contracts to issue common stock are exercised, vested or converted into common stock unless they are anti-dilutive. For the three months and nine months ended September 30, 2008, the diluted loss per share excluded the impact of the conversion of all preferred stock and stock options since their effect would have been anti-dilutive.

A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for the three months and nine months ended September 30, 2009 and 2008 are shown in the following table (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator
Numerator for basic earnings (loss) per share:
Net income (loss)	$1,549	$(3,395)	$3,443	$(17,859)
Preferred stock dividends and accretion	—	(125)	(243)	(374)

Net income (loss) available to common stockholders	1,549	(3,520)	3,200	(18,233)

Numerator for diluted earnings (loss) per share:
Effect of dilutive preferred stock	—	—	243	—

Net income (loss) available to common stockholders with assumed conversion	$1,549	$(3,520)	$3,443	$(18,233)

Denominator
Denominator for basic earnings (loss) per share:
Weighted average common shares outstanding	22,364	6,958	12,318	6,712
Denominator for diluted earnings (loss) per share:
Dilutive potential common shares:
Preferred stock	—	—	5,977	—
Stock options	1,420	—	1,381	—
Restricted stock awards	62	—	17	—

Weighted average common shares outstanding with assumed conversion	23,846	6,958	19,693	6,712

Basic earnings (loss) per share	$0.07	$(0.51)	$0.26	$(2.72)

Diluted earnings (loss) per share	$0.06	$(0.51)	$0.17	$(2.72)

The following common stock equivalents were excluded from the calculation of diluted earnings (loss) per share since the effects are anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Number of potential shares that are antidilutive:
Preferred stock	—	9,015	—	9,015
Stock options	1,236	2,052	1,017	1,970

Total	1,236	11,067	1,017	10,985

10.	COMMITMENTS AND CONTINGENCIES

Legal Matters — The Company is subject to legal proceedings and claims which have arisen in the ordinary course of business. The Company records an estimated liability for these matters when an adverse outcome is considered to be probable and can be reasonably estimated.

MEDIDATA SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In 2006, it was claimed that certain applications offered to the Company’s customers potentially infringed on intellectual property rights held by a third party (the “Claimant”). As a result of negotiations with the Claimant, the Company entered into a license and settlement agreement in June 2007, pursuant to which the Company licensed the intellectual property held by the Claimant for use in its future sales to customers and settled all past infringement claims. The Company paid a settlement amount of $2.2 million to the Claimant in 2007. In June 2009, the Claimant initiated a lawsuit against the Company claiming breach of contract. The complaint includes allegations that the Company has failed to pay unspecified royalties relating to sales of the Company’s products. The Company believes that the allegations in this lawsuit are without merit. The Company filed an answer in July 2009, denying all material allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims for a declaratory judgment that no royalties are owed with respect to sales of the Company’s products, as well as a counterclaim for Claimant’s breach of the license and settlement agreement. The parties are now engaged in the discovery process. Since the probable outcome and the future economic impact of this litigation on the Company remain uncertain, the Company is unable to develop an estimate of its potential liability, if any, as it relates to this litigation. As a result, the Company did not record a liability as of September 30, 2009. The Claimant also filed the patent infringement lawsuits against two of the Company’s customers. See Indemnifications section below for details.

In 2006, a former employee of the Company made a claim seeking compensation of approximately $1.6 million in relation to a wrongful dismissal lawsuit. Subsequently, the claim was reduced to approximately $1.4 million as of December 31, 2008. The court rendered its decision on January 15, 2009, which awarded approximately $0.1 million to the plaintiff. The plaintiff has filed a timely notice of appeal in September 2009, which remains pending. The Company will continue to vigorously defend this claim until it is ultimately resolved. The Company has accrued approximately $0.7 million which is included in accrued payroll and other compensation on the accompanying condensed consolidated balance sheets as of September 30, 2009 and December 31, 2008.

Indemnification — In 2008, two customers requested the Company to indemnify them in connection with patent infringement lawsuits filed by the Claimant who also filed a lawsuit against the Company in June 2009 as discussed above. The Company has agreed to defend and indemnify one of these customers with respect to the allegations, claims, and defenses relating to its use of the Company’s software. As the estimated indemnification obligation concerning this claim was determined to be probable and could be reasonably estimated, the Company has accrued $0.2 million which was included in accrued expenses and other on the accompanying condensed consolidated balance sheet as of September 30, 2009 and in general and administrative expenses on the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2009. This estimate was based upon the Company’s analysis of the customer’s defense costs relating to its use of the Company’s software.

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in the future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to the factors discussed under Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and the “Risk Factors” section included in our prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the Securities and Exchange Commission (“SEC”) on June 25, 2009 (“IPO Prospectus”).

The following is a discussion and analysis of our financial condition and results of operations and should be read together with our condensed consolidated financial statements and related notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes to audited consolidated financial statements included in our IPO Prospectus.

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

Our customer base has grown from 33 at January 1, 2006 to 157 at September 30, 2009. Our relationships with some of these customers include multiple divisions and business units at various domestic and international locations. We generate revenues from sales to new customers as well as sales and renewals from our existing customers. Our global direct sales organization represents our primary source of sales, with an increasing number of sales generated through our CRO relationships. Our customer retention rate was 93.2% and 94.6% for the nine months ended September 30, 2009 and 2008, respectively. We calculate customer retention based upon the number of customers that existed both at the beginning and end of the relevant period. Revenues from lost customers for the nine months ended September 30, 2009 and 2008 accounted for 0.5% and 1.8%, respectively, of total prior year revenues. To calculate the impact of customers lost during the period, we consider the revenues recognized from lost customers during the most recent prior fiscal year as a percentage of total company revenues from the same period. We believe revenues from lost customers coupled with customer retention rate give the best sense of volume and scale of customer loss and retention. Our presentation of customer retention and revenues from lost customers may differ from other companies in our industry.

We manage our business as one reportable segment. Historically, we have generated most of our revenues from sales to customers located in the United States. However, revenues generated from customers located in Europe and Asia (including Australia) represent a significant portion of overall revenues. Revenues generated from customers located in Europe represented approximately 21.2% and 19.9% of total revenues for the three months ended September 30, 2009 and 2008, respectively, and approximately 20.6% and 21.8% of total revenues for the nine months ended September 30, 2009 and 2008, respectively. Revenues generated from customers in Asia represented approximately 12.2% and 10.6% of total revenues for the three months ended September 30, 2009 and 2008, respectively, and approximately 11.5% and 10.4% of total revenues for the nine months ended September 30, 2009 and 2008, respectively. We expect sales from customers in Europe and Asia to continue to represent a significant portion of total sales as we continue to serve existing and new customers in these markets.

Our backlog is primarily associated with application services and represents the total future contract value of outstanding, multi-study and single-study arrangements, billed and unbilled, at a point in time. Thus, our backlog includes deferred revenue. Revenue generated in any given period is a function of revenue recognized from the beginning of period backlog, contract renewals, and new customer contracts. For this reason, backlog at the beginning of any period is not necessarily indicative of long-term future performance. We monitor as an annual metric the amount of revenues expected to be recognized from backlog over the current fiscal year, or full year backlog. As of January 1, 2009, we had full year backlog of approximately $116.7 million. We also track, quarterly, the remaining amount of revenue to be recognized from backlog in the current year, or remaining backlog, which as of September 30, 2009 is approximately $33.1 million. Our presentation of backlog may differ from other companies in our industry.

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

However, given that we have a continuing obligation to provide hosting services throughout the arrangement term, we are not able to determine fair value for hosting services, and since professional services are performed at various times during the term of an arrangement, we determined that recognition of application services and professional services as a combined single unit of accounting is appropriate. As a result, when application services and professional services are sold in the same single-study or multi-study arrangement, the related revenues are recognized ratably beginning with the commencement of the arrangement term, assuming all other revenue recognition criteria are met. The restatement resulted in the deferral to future periods of $50.9 million of revenues previously recognized through September 30, 2008.

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

In addition, we made a correction to the condensed consolidated statement of cash flows for the nine months ended September 30, 2008 to appropriately reflect all costs accrued associated with the initial public offering.

As a result of the above, we have restated our consolidated balance sheets as of December 31, 2008, our consolidated statements of operations for the three months and nine months ended September 30, 2008 and consolidated statement of cash flows for the nine months ended September 30, 2008. For a further description of the restatement, please see Note 2, “Restatement of Consolidated Financial Statements,” to our condensed consolidated financial statements for the period ended September 30, 2009, which are included elsewhere in this Quarterly Report on Form 10-Q.

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

Income Tax Expense

Income tax expense primarily consists of foreign income taxes imposed on our foreign subsidiaries in the United Kingdom and Japan. We have U.S. federal and state net operating loss carryforwards available to offset future taxable income which do not fully expire until 2028. As a result, we do not recognize income tax expense for U.S. federal and state income tax purposes. In addition, we do not realize an income tax benefit for available net operating loss carryforwards due to the future utilization limitations under the Internal Revenue Code and the likelihood that our future taxable income may be insufficient to utilize these tax benefits. We do not expect our provision for U.S. federal and state income taxes will change in the near future; however, we expect our income tax expense to increase in absolute dollars as our income from international operations continues to grow.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Our critical accounting policies, including the assumptions and judgments underlying them, require the application of significant judgment in the preparation of our financial statements, and as a result they are subject to a greater degree of uncertainty. In applying these policies, we use our judgment to determine the appropriate assumptions to be used in calculating estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from those estimates. Our critical accounting policies consist of revenue recognition, stock-based compensation, goodwill and intangibles and income taxes, descriptions of which are included in the IPO Prospectus. There have been no material changes to our critical accounting policies since December 31, 2008.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Application services	73.7%	68.8%	72.1%	69.8%
Professional services	26.3%	31.2%	27.9%	30.2%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
Application services	17.1%	18.8%	17.0%	19.6%
Professional services	18.3%	26.5%	19.4%	31.9%

Total cost of revenues	35.4%	45.3%	36.4%	51.5%

Gross profit	64.6%	54.7%	63.6%	48.5%

Operating costs and expenses:
Research and development	15.9%	17.9%	16.4%	19.6%
Sales and marketing	19.1%	21.6%	19.6%	23.7%
General and administrative	22.2%	25.5%	22.0%	26.9%

Total operating costs and expenses	57.2%	65.0%	58.0%	70.2%

Income (loss) from operations	7.4%	(10.3)%	5.6%	(21.7)%

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenues

	Three Months Ended September 30,
	2009		2008		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Revenues:
Application services	$25,957	73.7%	$19,132	68.8%	$6,825	35.7%
Professional services	9,260	26.3%	8,678	31.2%	582	6.7%

Total revenues	$35,217	100.0%	$27,810	100.0%	$7,407	26.6%

Total revenues. Total revenues increased $7.4 million, or 26.6%, to $35.2 million for the three months ended September 30, 2009 from $27.8 million for the same period in 2008. The increase in revenues was primarily due to a $6.8 million increase in revenues from application services. At the start of the third quarter of 2009, we had approximately $62.9 million of 2009 remaining backlog. As of September 30, 2009, the total 2009 remaining backlog is approximately $33.1 million.

Application services revenues. Revenues from application services increased $6.8 million, or 35.7%, to $25.9 million for the three months ended September 30, 2009 from $19.1 million for the same period in 2008. This increase was primarily due to increased activity from our existing customers, as well as the increase in the number of customers to 157 compared to 148 a year ago. Revenues from new customers accounted for 12.6% of the total increase in application services revenues. The increase was also attributable to our strong multi-study arrangement revenue growth, which increased by 52.8% compared with the prior period, while the revenues from single-study arrangements decreased slightly in the current period as compared with the same period in 2008. Revenues also expanded significantly from both domestic and international customers compared with the prior period. Revenues from customers based in North America grew 30.4%, whereas revenues from customers based in Europe and Asia grew 49.9% and 42.5%, respectively.

Professional services revenues. Revenues from professional services increased $0.6 million, or 6.7%, to $9.3 million for the three months ended September 30, 2009 from $8.7 million for the same period in 2008. The increase in professional services revenues was attributable to higher demand for our services from new application services customers as well continued demand from existing customers driven by the increase in the number of studies performed by our customers. Revenues from new customers accounted for 52.9% of the total increase in professional services revenues.

Cost of Revenues

	Three Months Ended September 30,
	2009		2008		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Cost of revenues:
Application services	$6,006	17.1%	$5,226	18.8%	$780	14.9%
Professional services	6,458	18.3%	7,364	26.5%	(906)	(12.3)%

Total cost of revenues	$12,464	35.4%	$12,590	45.3%	$(126)	(1.0)%

Total cost of revenues. Total cost of revenues decreased $0.1 million, or 1.0%, to $12.5 million for the three months ended September 30, 2009 from $12.6 million for the same period in 2008. The decrease in total cost of revenues was primarily due to the decrease in cost of professional services revenues, partially offset by the increase in cost of application services revenues.

Cost of application services revenues. Cost of application services revenues increased $0.8 million, or 14.9%, to $6.0 million for the three months ended September 30, 2009 from $5.2 million for the same period in 2008. The increase was primarily due to an increase in depreciation and technology related expenses of $0.5 million and personnel-related costs of $0.3 million. The increase in depreciation and technology related expenses related to software license costs and equipment purchases primarily in our Houston data center. The increase in personnel-related costs was primarily due to the increase in staffing levels.

Cost of professional services revenues. Cost of professional services decreased $0.9 million, or 12.3%, to $6.5 million for the three months ended September 30, 2009 from $7.4 million for the same period in 2008. The decrease was primarily due to a decrease in consulting costs of $0.7 million and other costs of $0.4 million, partially offset by an increase in personnel-related costs of $0.2 million. The decrease in consulting costs was primarily due to our effort to reduce our usage and reliance on outside consultants, while increasing overall efficiency and profitability for the professional services group.

Operating Costs and Expenses

	Three Months Ended September 30,
	2009		2008		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Operating costs and expenses:
Research and development	$5,608	15.9%	$4,982	17.9%	$626	12.6%
Sales and marketing	6,709	19.1%	6,018	21.6%	691	11.5%
General and administrative	7,814	22.2%	7,096	25.5%	718	10.1%

Total operating costs and expenses	$20,131	57.2%	$18,096	65.0%	$2,035	11.2%

Total operating costs and expenses. Total operating costs and expenses increased $2.0 million, or 11.2%, to $20.1 million for the three months ended September 30, 2009 from $18.1 million for the same period in 2008. Costs increased in each department with the larger percentage increase in research and development and sales and marketing.

Research and development expenses. Research and development expenses increased $0.6 million, or 12.6%, to $5.6 million for the three months ended September 30, 2009 from $5.0 million for the same period in 2008. The increase was primarily due to an increase in personnel-related costs of $0.9 million, partially offset by a decrease in professional fees of $0.3 million. The increase in personnel-related costs was to support our strategy to enhance and broaden our products offerings. The decrease in professional fees was primarily due to certain non-recurring projects performed during the prior year.

Sales and marketing expenses. Sales and marketing expenses increased $0.7 million, or 11.5%, to $6.7 million for the three months ended September 30, 2009 from $6.0 million for the same period in 2008. The increase was primarily due to higher personnel-related costs attributable to higher stock-based compensation costs and higher sales incentive compensation as a result of improved sales performance. The increase was also due to higher compensation costs resulting from an increase in staffing levels in our marketing department.

General and administrative expenses. General and administrative expenses increased $0.7 million, or 10.1%, to $7.8 million for the three months ended September 30, 2009 from $7.1 million for the same period in 2008. The increase was primarily due to an increase in personnel-related costs of $0.9 million, partially offset by a decrease in professional and consulting fees of $0.2 million. The increase in personnel-related costs was primarily due to higher incentive compensation due to business performance and higher stock-based compensation costs as we granted new awards in association with completing our initial public offering, or IPO. The decrease in professional and consulting fees was due to the reduction of certain non-recurring accounting related costs incurred in 2008.

Income Tax Expense

Income tax expense increased slightly in absolute dollars to $0.2 million for the three months ended September 30, 2009 as compared with the same period in 2008. The increase solely related to the difference in our estimated effective tax rate for our foreign subsidiary in Japan between periods.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Revenues

	Nine Months Ended September 30,
	2009		2008		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Revenues:
Application services	$74,145	72.1%	$52,029	69.8%	$22,116	42.5%
Professional services	28,702	27.9%	22,513	30.2%	6,189	27.5%

Total revenues	$102,847	100.0%	$74,542	100.0%	$28,305	38.0%

Total revenues. Total revenues increased $28.3 million, or 38.0%, to $102.8 million for the nine months ended September 30, 2009 from $74.5 million for the same period in 2008. The increase in revenues was primarily due to a $22.1 million increase in revenues from application services and a $6.2 million increase in revenues from professional services. At the start of 2009, we had approximately $116.7 million of full year backlog. As of September 30, 2009, the total 2009 remaining backlog is approximately $33.1 million.

Application services revenues. Revenues from application services increased $22.1 million, or 42.5%, to $74.1 million for the nine months ended September 30, 2009 from $52.0 million for the same period in 2008. The majority of the increase in application services revenues was derived from increased activity in our existing customer base, primarily resulting from new studies and renewals. In addition to maintaining a high customer retention rate, we benefited from providing nine months of services for those customers who began their multi-year arrangements during 2008. Also, we were able to sell and implement several large multi-year arrangements as well as make significant inroads into new midmarket customers during the first nine months of 2009. Revenues from new customers accounted for 8.7% of the total increase in application services revenues. While the revenues from single-study arrangements have continued to grow, the multi-study arrangement revenue growth remained strong and increased significantly by 51.6%. Revenues also expanded significantly from both domestic and international customers compared with the prior period. Revenues from customers based in North America grew 46.5%, whereas revenues from customers based in Europe and Asia grew 31.8% and 40.5%, respectively. Finally, our acquisition of Fast Track contributed approximately $2.6 million of our increase in revenues as we were able to recognize a full nine months of revenues in 2009 as compared with only six and a half months in 2008. Revenues from Fast Track are primarily generated from customers based in North America.

Professional services revenues. Revenues from professional services increased $6.2 million, or 27.5%, to $28.7 million for the nine months ended September 30, 2009 from $22.5 million for the same period in 2008. The increase in professional services revenues was attributable to higher demand for our services from new application services customers as well continued demand from existing customers driven by the increase in the number of studies performed by our customers. Revenues from international customers grew 45.2% compared with the prior period, as many of our international clients relied more heavily on our implementation related services.

Cost of Revenues

	Nine Months Ended September 30,
	2009		2008		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Cost of revenues:
Application services	$17,521	17.0%	$14,590	19.6%	$2,931	20.1%
Professional services	19,910	19.4%	23,815	31.9%	(3,905)	(16.4)%

Total cost of revenues	$37,431	36.4%	$38,405	51.5%	$(974)	(2.5)%

Total cost of revenues. Total cost of revenues decreased $1.0 million, or 2.5%, to $37.4 million for the nine months ended September 30, 2009 from $38.4 million for the same period in 2008. The decrease in total cost of revenues was primarily due to a decrease in cost of professional services revenues, partially offset by an increase in cost of application services revenues.

Cost of application services revenues. Cost of application services revenues increased $2.9 million, or 20.1%, to $17.5 million for the nine months ended September 30, 2009 from $14.6 million for the same period in 2008. The increase was primarily due to $1.3 million of additional costs incurred by Fast Track resulting from a full nine months of operations in 2009 as opposed to six and a half months in 2008. The remaining increase was due to an increase in personnel-related costs of $1.1 million, depreciation and technology related expenses of $1.3 million, partially offset by a decrease in consulting expenses of $0.8 million. The increase in personnel-related costs was a result of our growth in business and our combined efforts to replace outside consultants with employees. The increase in depreciation and technology related expenses related to software license costs and equipment purchases primarily in our Houston data center, incurred also in support of our overall growth.

Cost of professional services revenues. Cost of professional services decreased $3.9 million, or 16.4%, to $19.9 million for the nine months ended September 30, 2009 from $23.8 million for the same period in 2008. The decrease was primarily due to a decrease in consulting costs of $2.1 million, certain customer reimbursable expenses of $1.0 million, travel expense of $0.4 million and depreciation expense of $0.4 million. The decrease in consulting related costs was associated with our continuing efforts to reduce our reliance on outside consultants and improve margin in our professional services business. The decrease in customer reimbursable expenses was due to the impact of a $0.4 million non-recurring cost we incurred in the second quarter of 2008 and the reduction of hardware provisioning costs, as we discontinued this activity in 2009.

Operating Costs and Expenses

	Nine Months Ended September 30,
	2009		2008		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Operating costs and expenses:
Research and development	$16,894	16.4%	$14,632	19.6%	$2,262	15.5%
Sales and marketing	20,167	19.6%	17,654	23.7%	2,513	14.2%
General and administrative	22,672	22.0%	20,047	26.9%	2,625	13.1%

Total operating costs and expenses	$59,733	58.0%	$52,333	70.2%	$7,400	14.1%

Total operating costs and expenses. Total operating costs and expenses increased $7.4 million, or 14.1%, to $59.7 million for the nine months ended September 30, 2009 from $52.3 million for the same period in 2008. Costs increased in each department with the larger percentage increase in research and development and sales and marketing.

Research and development expenses. Research and development expenses increased $2.3 million, or 15.5%, to $16.9 million for the nine months ended September 30, 2009 from $14.6 million for the same period in 2008. The increase was primarily due to an increase in personnel-related costs of $4.0 million and miscellaneous costs of $0.2 million, partially offset by a decrease in professional and consulting fees of $1.2 million and the impact of a one-time write-off of in-process research and development projects of $0.7 million in 2008. Our full nine months operations of Fast Track in 2009 accounted for $1.5 million of the increase in personnel-related costs. The remaining increase in personnel-related costs was incurred to replace outside consultants, as well as support our strategy to enhance and broaden our products offerings. The decrease in professional and consulting fees was also due to certain non-recurring projects performed during the prior year.

Sales and marketing expenses. Sales and marketing expenses increased $2.5 million, or 14.2%, to $20.2 million for the nine months ended September 30, 2009 from $17.7 million for the same period in 2008. The increase was primarily due to higher personnel-related costs of $3.2 million, which was primarily attributable to higher incentive compensation related to our sales and business performance. The increase was also due to higher stock-based compensation costs as we granted new awards in the current year and higher compensation costs resulting from increased staffing levels in both our sales and marketing departments. The increase was partially offset by a decrease in travel and entertainment expense of $0.3 million and a decrease in other costs of $0.4 million.

General and administrative expenses. General and administrative expenses increased $2.6 million, or 13.1%, to $22.6 million for the nine months ended September 30, 2009 from $20.0 million for the same period in 2008. The increase was primarily due to an increase in personnel-related costs of $3.0 million and other miscellaneous costs of $0.4 million, partially offset by a decrease in professional and consulting fees of $0.8 million. The increase in personnel-related costs was primarily due to higher staffing levels as we expanded our corporate personnel in anticipation of becoming a public company. The increase was also due to higher incentive compensation due to business performance, as well as higher stock-based compensation costs as we granted new awards in association with completing our IPO. The decrease in professional and consulting fees was due to the reduction of certain non-recurring accounting related costs incurred in 2008.

Income Tax Expense

Income tax expense increased $0.1 million, or 25.2%, to $0.6 million for the nine months ended September 30, 2009 from $0.5 million for the same period in 2008. Our income tax expense primarily consisted of foreign income taxes imposed on our foreign subsidiaries in the United Kingdom and Japan and increased as a result of the difference in our estimated effective tax rate relating to our Japan subsidiary between periods.

Liquidity and Capital Resources

In June 2009, we completed an IPO, issuing 6.3 million shares of common stock at a public offering price of $14.00 per share. As a result of the offering, we received net proceeds of $75.2 million, after deducting underwriting discounts and commissions of $6.2 million and offering expenses of $6.8 million. Such proceeds were held in cash and cash equivalents through September 30, 2009 and subsequently, a portion of such proceeds have been invested into high quality short-term investments. As a result of the IPO, all outstanding convertible preferred stock was automatically converted into 9.0 million shares of common stock. In addition, we paid out all accumulated accrued dividends of $2.3 million to preferred stockholders at conversion.

Prior to completing the IPO in June 2009, we funded our growth primarily through the private sale of equity securities, borrowings through various debt agreements, working capital and equipment leases. At September 30, 2009 and December 31, 2008, our principal sources of liquidity were cash and cash equivalents of $86.9 million and $9.8 million, respectively. Cash and cash equivalents increased $77.1 million during the first nine months of 2009 primarily due to net proceeds from the IPO and cash receipts from higher sales activity, partially offset by the repayment of our term loan, the funding of capital expenditures and the payment of accumulated accrued dividends to our preferred stockholders.

Prior to the repayment of our term loan, we had a senior secured credit facility that included a $15.0 million term loan and a $10.0 million revolving line of credit. The term loan was fully drawn at closing in September 2008. In July 2009, we used a portion of our net proceeds from the IPO to prepay the entire outstanding indebtedness of the term loan. The total payoff amount of $14.7 million included the outstanding principal balance of $14.3 million, as well as accrued interest and termination fees of $0.4 million. Also in July 2009, we executed a standby letter of credit in connection with the office lease of approximately $0.2 million with the lender, which resulted in a reduction of the available amount under the revolving line of credit. As of September 30, 2009, approximately $9.8 million of the revolving line of credit under the senior secured credit facility was still available for future borrowings. Due to the structure of the credit agreement, any future borrowings under the revolving line of credit will be classified as a current liability.

We believe that our cash flows from operations, our available cash as of September 30, 2009 and our existing revolving line of credit will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for at least the next 12 months. For the remainder of 2009, we expect to make approximately $3.0 million in capital expenditures, primarily to increase the capacity in our Houston data center. We expect to acquire our capital equipment through purchases as opposed to capital lease arrangements.

Cash Flows

Cash Flows Provided By Operating Activities

Cash flows provided by operating activities during the nine months ended September 30, 2009 were $23.7 million, which consisted primarily of a net income of $3.4 million, non-cash adjustments of depreciation and amortization of $7.8 million and stock-based compensation of $3.4 million, a decrease in accounts receivable of $5.6 million, and an increase in deferred revenue of $2.6 million. The decrease in accounts receivable was due to strong customer collection activity. Deferred revenue was impacted by a $5.0 million customer payment, provided in accordance with the underlying contractual agreement, made in advance of the full delivery of services required to begin revenue recognition.

Cash flows provided by operating activities during the nine months ended September 30, 2008 were $7.5 million, which consisted of a net loss of $17.9 million, partially offset by non-cash adjustments of depreciation and amortization of $6.5 million, stock-based compensation of $2.2 million and write-off of in-process research and development projects acquired from Fast Track of $0.7 million. Cash flow provided by operating activities benefited from the increase in other operating activities which primarily included the increase in deferred revenue of $20.0 million, partially offset by the decrease in accounts payable of $4.8 million and the increase in accounts receivable of $2.5 million. Other operating activities were impacted by the increased sales activity and the timing of customer and vendor payments.

Cash Flows Used In Investing Activities

Cash flows used in investing activities during the nine months ended September 30, 2009 were related to $3.4 million of purchases of furniture, fixtures and equipment. We also acquired $1.2 million of equipment through capital lease arrangements.

Cash flows used in investing activities during the nine months ended September 30, 2008 were $2.5 million, which consisted of purchases of furniture, fixtures and equipment of $2.9 million and costs incurred to acquire Fast Track of $0.6 million, partially offset by cash and cash equivalents acquired from acquisition of Fast Track of $1.0 million. We also acquired $2.9 million of equipment through capital lease arrangements. All acquisitions of furniture, fixtures and equipment were required to support our business growth.

Cash Flows Provided by or Used In Financing Activities

Cash flows provided by financing activities during the nine months ended September 30, 2009 were $56.8 million, which was primarily due to $82.0 million of proceeds from the IPO, net of underwriting discounts and commissions. It was partially offset by a $15.0 million repayment of the term loan under our credit facility, $4.3 million of costs associated with our IPO, $3.6 million of capital lease principal payments and $2.3 million of preferred stock dividend payments.

Cash flows used in financing activities during the nine months ended September 30, 2008 were $1.3 million, which consisted of $3.0 million of capital lease principal payments and $1.8 million of costs associated with our IPO, partially offset by $3.5 million from the proceeds of borrowings under our new credit facility net of repayment of existing term loans and the payment of debt issuance costs.

Contractual Obligations, Commitments and Contingencies

The following table of our material contractual obligations as of September 30, 2009 summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated (in thousands):

	Payments Due by Period
	Total	1 year or less	2-3 years	4-5 years	More than 5 years
	(Amount in thousands)
Contractual Obligations:
Operating lease obligations	$11,089	$3,098	$4,855	$2,122	$1,014
Capital lease obligations	4,588	3,508	1,080	—	—
Letters of credit	676	676	—	—	—

Total	$16,353	$7,282	$5,935	$2,122	$1,014

In 2006, one of our former employees made a claim seeking compensation of approximately $1.6 million in relation to a wrongful dismissal lawsuit. Subsequently, the claim was reduced to approximately $1.4 million as of December 31, 2008. The court rendered its decision on January 15, 2009, which awarded approximately $0.1 million to the plaintiff. The plaintiff has filed a timely notice of appeal in September 2009, which remains pending. We will continue to vigorously defend this claim until it is ultimately resolved. We have accrued approximately $0.7 million as of September 30, 2009 and December 31, 2008.

In 2006, it was claimed that certain applications offered to our customers potentially infringed on intellectual property rights held by a third party (the “Claimant”). As a result of negotiations with the Claimant, we entered into a license and settlement agreement in June 2007, pursuant to which we licensed the intellectual property held by the Claimant for use in our future sales to customers and settled all past infringement claims. We paid a settlement amount of $2.2 million to the Claimant in 2007. In June 2009, the Claimant initiated a lawsuit against us claiming breach of contract. The complaint includes allegations that we have failed to pay unspecified royalties relating to sales of our products. We believe that the allegations in this lawsuit are without merit. We filed an answer in July 2009, denying all material allegations and asserting numerous affirmative defenses. We also asserted counterclaims for a declaratory judgment that no royalties are owed with respect to sales of our products, as well as a counterclaim for Claimant’s breach of the license and settlement agreement. The parties are now engaged in the discovery process. Since the probable outcome and the future economic impact of this litigation on us remain uncertain, we are unable to develop an estimate of our potential liability, if any, as it relates to this litigation. As a result, we did not record a liability as of September 30, 2009. The Claimant also filed the patent infringement lawsuits against two of our customers as discussed below.

In 2008, two customers requested us to indemnify them in connection with patent infringement lawsuits filed by the Claimant who also filed a lawsuit against us in June 2009 as discussed above. We agreed to defend and indemnify one of these customers with respect to the allegations, claims, and defenses relating to its use of our software. As the estimated indemnification obligation concerning this claim was determined to be probable and could be reasonably estimated, we have accrued $0.2 million which was included in our condensed consolidated balance sheet as of September 30, 2009 and in our condensed consolidated statements of operations for the nine months ended September 30, 2009. This estimate was based upon our analysis of the customer’s defense costs relating to its use of our software and any change in the assumptions or strategies related to this claim could affect our future results of operations.

In January 2009, we entered into agreements with certain of our executive officers that provide them with certain benefits upon the termination of their employment following a change of control in our company.

Effects of Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations, (currently under Accounting Standards Codification (“ASC”) 805), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, (currently under ASC 810-10-65-1). SFAS No. 141(R) is required to be adopted concurrently with SFAS No. 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. Application of SFAS No. 141(R) and SFAS No. 160 is required to be adopted prospectively, except for certain provisions of SFAS No. 141(R) and SFAS No. 160, which are required to be adopted retrospectively. Business combination transactions accounted for before adoption of SFAS No. 141(R) should be accounted for in accordance with SFAS No. 141, Business Combinations, and that accounting previously completed under SFAS No. 141 should not be modified as of or after the date of adoption of SFAS No.141(R). We adopted SFAS No. 141(R) and SFAS No. 160 on January 1, 2009 and the adoptions did not have a material impact on our financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, (currently under ASC 855-10), which provides guidance on management’s assessment of subsequent events and establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective prospectively for interim or annual financial periods ended after June 15, 2009. We adopted SFAS No. 165 in the second quarter of 2009. We have evaluated the subsequent events through November 13, 2009, the filing date of this Quarterly Report on Form 10-Q with the SEC.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of SFAS No. 140, and SFAS No. 167, Amendment to FASB Interpretation No. 46(R). SFAS No. 166 amends the derecognition guidance and eliminates the exemption from consolidation for qualifying special-purpose entities (“QSPEs”) in ASC 860, Transfer and Servicing. As a result, a transferor will need to evaluate all existing QSPEs to determine whether they must now be consolidated in accordance with SFAS No.167, which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under ASC 810-10, Consolidation, and all entities and enterprises currently within the scope of ASC 810-10, as well as QSPEs that are currently excluded from the scope of ASC 810-10. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. The adoption of these statements is not expected to have a material impact on our results of operations, financial position and cash flows.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of SFAS No. 162, (currently under ASC 105-10). SFAS No. 168 establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted SFAS No. 168 in the third quarter of 2009 and quoted the accounting literature references contained in these condensed consolidated financial statements in accordance with the FASB ASC.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements. ASU No. 2009-13 amends the current guidance on arrangements with multiple deliverables under ASC 605-25, Revenue Recognition – Multiple-Element Arrangements, to (a) eliminate the separation criterion that requires entities to establish objective and reliable evidence of fair value for undelivered elements; (b) establish a selling price hierarchy to help entities allocate arrangement consideration to the separate units of account; (c) eliminate the residual allocation method which will be replaced by the relative selling price allocation method for all arrangements; and (d) significantly expand the disclosure requirements. ASU No. 2009-13 is effective for new or materially modified arrangements in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. If early adoption is elected and the period of adoption is not the beginning of the fiscal year, retrospective application from the beginning of the fiscal year of adoption and additional disclosure are required. Retrospective application for all prior periods presented in the financial statements is also permitted, but not required. We are currently evaluating the impact, if any, of these provisions of ASU No. 2009-13 on our consolidated financial statements.

In October 2009, the FASB also issued ASU No. 2009-14, Certain Revenue Arrangements that Include Software Elements. ASU No. 2009-14 amends the scoping guidance for software arrangements under ASC 985-605, Software – Revenue Recognition, to exclude tangible products that contain software elements and nonsoftware elements that function together to interdependently deliver the product’s essential functionality. Such tangible products being excluded from ASU No. 2009-14 will instead fall under the scope of ASU No. 2009-13. The FASB also provided several considerations and examples for entities applying this guidance. The effective date for ASU No. 2009-14 is consistent with ASU No. 2009-13 as stated above. We are currently evaluating the impact, if any, of these provisions of ASU No. 2009-14 on our consolidated financial statements.

Dividends

We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock.

Off-Balance Sheet Arrangements

As of September 30, 2009, we did not have any relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $86.9 million at September 30, 2009 and $9.8 million at December 31, 2008. Our cash equivalents are invested primarily in money market accounts and high quality liquid investments of a short duration and are not materially affected by fluctuations in interest rates. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

We have a floating rate revolving credit line under our senior secured credit facility, which is currently undrawn. Accordingly, we will be exposed to fluctuations in interest rates if such revolving credit line is drawn. Assuming the maximum available amount of our revolving credit line was drawn as of September 30, 2009, each hundred basis point change in prime rate would result in a change in interest expense by an average of approximately $0.1 million annually.

Exchange Rate Sensitivity

We have two separate exposures to currency fluctuation risk: subsidiaries outside the United States which use a foreign currency as their functional currency which are translated into U.S. dollars for consolidation; and non-U.S. dollar invoiced revenues.

Changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency are translated into U.S. dollars and result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). At September 30, 2009 and December 31, 2008, we had translation exposure to various foreign currencies including the Euro, British Pound Sterling and Japanese Yen. The potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to $0.3 million and $0.2 million as of September 30, 2009 and December 31, 2008, respectively.

We generally invoice our customers in U.S. dollars. However, we invoice a portion of customers in foreign currencies, majority in Euro, Swiss Franc and Japanese Yen. As such, the fluctuations in such currencies could impact our operating results.

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

Fair Value of Financial Instruments

ASC 825-10, Financial Instruments, requires disclosure about fair value of financial instruments. The carrying amounts of our financial instruments which consist of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. Amounts outstanding under long-term debt agreements are considered to be carried at their estimated fair values because they bear interest at rates which approximate market. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

Item 4.	Controls and Procedures.

Internal controls over Financial Reporting

As of September 30, 2009, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In light of the unremediated material weaknesses in our internal controls over revenue recognition and expense cut-off procedures as disclosed in the IPO Prospectus, our CEO and CFO have concluded that, as of September 30, 2009, our disclosure controls and procedures were not effective. To address these material weaknesses, we have developed additional processes as part of our financial close procedures and monitoring controls. Accordingly, we believe that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q do fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

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

Remediation Efforts to Address Material Weakness in Internal Control over Financial Reporting

We have initiated a plan to remediate our material weaknesses related to revenue recognition and expense cut off procedures and commenced a number of specific remedial activities in 2008 and throughout the nine months ended September 30, 2009. The actions we have taken to date include but are not limited to the hiring of a new director of revenue accounting and additional technical accounting personnel with public company experience, designing a comprehensive revenue recognition policy, and establishing new procedures for accruing missing invoices and expense reports. We have also initiated other measures that include the creation of a full set of accounting policies and procedures, training of our accounting staff and conducting accounting and process reviews by senior finance staff.

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

See Note 10, “Commitments and Contingencies – Legal Matters,” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of current legal proceedings.

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

Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We generally state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to represent that actual results could not fall outside of the suggested ranges. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by analysts.

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

The U.S. government’s determination to award the NCI contract has been challenged at the GAO. If such a challenge is successful, the contract may be terminated.

The laws and regulations governing the procurement of goods and services by the U.S. government provide procedures by which disappointed bidders may challenge the award of a government contract. During the third quarter of 2009, the U.S. Department of Interior on behalf of the U.S. National Institute of Health’s National Cancer Institute (“NCI”) awarded us a government contract to make the Medidata Rave® EDC management and reporting system available for use throughout the NCI Clinical Research Enterprise. The NCI contract award to us is presently the subject of a bid protest pending before the Government Accountability Office (“GAO”). If this protest is successful, the government may determine to re-evaluate proposals and make a new award decision. If we are not selected for award after such a re-evaluation, the government might terminate for convenience the work requirements in our contract that have not yet been performed. At this time, we are unable to predict whether the protest will be upheld or what actions the agency would take in response to a decision by the GAO to uphold the protest, nor can we determine whether or not such decision would be material to us.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

(a)	Sales of Unregistered Securities

Not applicable.

(b)	Use of Proceeds from the Sale of Registered Securities

In July 2009, we used a portion of the net proceeds from our IPO in June 2009 to prepay the entire outstanding indebtedness of the term loan under our credit facility. The total payoff amount of $14.7 million included the outstanding principal balance of $14.3 million, as well as accrued interest and termination fees of $0.4 million. We plan to use the remaining net proceeds from our IPO for working capital and other general corporate purposes.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

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

Date: November 13, 2009

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