Form 10-Q
period 2010-03-31
Medidata Solutions, Inc.
filed 2010-05-14
CIK 1453814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 10, 2010, the registrant had 23,155,599 shares of common stock outstanding.

MEDIDATA SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended March 31, 2010

- i -

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

MEDIDATA SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,311	$39,449
Marketable securities	58,431	36,566
Accounts receivable, net of allowance for doubtful accounts of $240 and $197, respectively	18,653	18,887
Prepaid commission expense	3,072	3,045
Prepaid expenses and other current assets	3,510	3,566
Deferred income taxes	139	139

Total current assets	105,116	101,652
Restricted cash	532	532
Marketable securities – long term	6,171	13,072
Furniture, fixtures and equipment, net	12,311	12,960
Goodwill	9,799	9,799
Intangible assets, net	4,039	4,404
Other assets	979	990

Total assets	$138,947	$143,409

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,590	$3,073
Accrued payroll and other compensation	5,081	10,837
Accrued expenses and other	5,132	7,543
Deferred revenue	70,300	69,842
Capital lease obligations	1,966	2,735

Total current liabilities	84,069	94,030

Noncurrent liabilities:
Deferred revenue, less current portion	30,270	27,868
Capital lease obligations, less current portion	500	781
Other long-term liabilities	485	498

Total noncurrent liabilities	31,255	29,147

Total liabilities	115,324	123,177

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $0.01 per share; 100,000 shares authorized, 23,120 and 22,900 shares issued; 23,115 and 22,895 shares outstanding, respectively	231	229
Additional paid-in capital	115,344	113,674
Treasury stock, 5 shares	(69)	(69)
Accumulated other comprehensive loss	(391)	(246)
Accumulated deficit	(91,492)	(93,356)

Total stockholders’ equity	23,623	20,232

Total liabilities and stockholders’ equity	$138,947	$143,409

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Revenues
Application services	$29,730	$23,665
Professional services	7,912	9,937

Total revenues	37,642	33,602
Cost of revenues(1)(2)
Application services	6,067	5,670
Professional services	6,509	6,613

Total cost of revenues	12,576	12,283
Gross profit	25,066	21,319
Operating costs and expenses:
Research and development(1)	6,334	5,497
Sales and marketing(1)(2)	7,493	6,713
General and administrative(1)	8,295	6,821

Total operating costs and expenses	22,122	19,031

Operating income	2,944	2,288
Interest and other (expense) income:
Interest expense	(80)	(434)
Interest income	93	27
Other expense, net	(31)	(5)

Total interest and other expense, net	(18)	(412)

Income before income taxes	2,926	1,876
Provision for income taxes	1,062	182

Net income	$1,864	$1,694

Earnings per share:
Basic	$0.08	$0.22

Diluted	$0.08	$0.10

Weighted average common shares outstanding:
Basic	22,732	7,036
Diluted	23,640	17,423

(1) Stock-based compensation expense included in cost of revenues and operating costs and expenses is as follows:

Cost of revenues	$105	$91
Research and development	95	163
Sales and marketing	284	248
General and administrative	666	501

Total stock-based compensation	$1,150	$1,003

(2) Amortization expense of intangible assets included in cost of revenues and operating costs and expenses is as follows:

Cost of revenues	$277	$421
Sales and marketing	88	36

Total amortization of intangible assets	$365	$457

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$1,864	$1,694
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,593	2,550
Stock-based compensation	1,150	1,003
Amortization of discounts or premiums on marketable securities	267	—
Deferred income taxes	15	14
Amortization of debt issuance costs	13	34
Changes in operating assets and liabilities:
Accounts receivable	234	(898)
Prepaid commission expense	(27)	(133)
Prepaid expenses and other current assets	56	(102)
Other assets	11	(18)
Accounts payable	(269)	(1,598)
Accrued payroll and other compensation	(5,756)	(1,215)
Accrued expenses and other	(1,993)	109
Deferred revenue	2,860	5,670
Other long-term liabilities	(41)	(8)

Net cash provided by operating activities	977	7,102

Cash flows from investing activities:
Purchases of furniture, fixtures and equipment	(3,368)	(631)
Purchases of available-for-sale securities	(17,451)	—
Proceeds from sale of available-for-sale securities	2,250	—
Decrease in restricted cash	—	13

Net cash used in investing activities	(18,569)	(618)

Cash flows from financing activities:
Proceeds from exercise of stock options	522	3
Repayment of obligations under capital leases	(1,050)	(1,298)
Payment of costs associated with initial public offering	—	(1,607)
Repayment of debt obligation	—	(375)

Net cash used in financing activities	(528)	(3,277)

Net (decrease) increase in cash and cash equivalents	(18,120)	3,207
Effect of exchange rate changes on cash and cash equivalents	(18)	(14)
Cash and cash equivalents — Beginning of period	39,449	9,784

Cash and cash equivalents — End of period	$21,311	$12,977

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$65	$395

Income taxes	$1,672	$312

Noncash activities:
Furniture, fixtures and equipment acquired through capital lease obligations	$—	$991

Furniture, fixtures and equipment acquired but not yet paid for at period-end	$546	$27

Accrued costs associated with initial public offering	$—	$464

Accrued preferred stock dividends	$—	$112

Accretion of preferred stock issuance costs	$—	$13

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

Medidata Solutions, Inc. (“Medidata” or the “Company”) provides software-as-a-service (“SaaS”) based solutions that enhance the efficiency of its customers’ clinical development processes and optimize their research and development investments. The Company’s solutions allow its customers to achieve clinical results by streamlining the design, planning and management of key aspects of the clinical development process, including protocol development, contract research organization negotiation, investigator contracting, the capture and management of clinical trial data and the analysis and reporting of that data on a worldwide basis.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies as of March 31, 2010 are similar to those at December 31, 2009, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 15, 2010.

Basis of Presentation — The accompanying interim condensed consolidated balance sheet as of March 31, 2010, the condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009, and the condensed consolidated statements of cash flows for the three months ended March 31, 2010 and 2009 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the SEC for interim financial reporting. Accordingly, certain information and footnote disclosures have been condensed or omitted pursuant to SEC rules that would ordinarily be required by GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto for the fiscal year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2010.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments consisting of normal recurring accruals considered necessary to present fairly the Company’s financial position as of March 31, 2010, and results of its operations and its cash flows for the three months ended March 31, 2010 and 2009. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Segment Information — As defined by ASC 280, Segment Reporting, the Company operates as a single segment, as management makes operating decisions and assesses performance based on one single operating unit. The Company recorded revenues for the three months ended March 31, 2010 and 2009 in the following geographic areas, based on the country in which revenues were generated (in thousands):

	Three Months Ended March 31,
	2010	2009
Revenues:
United States of America	$22,939	$23,022
Japan	4,412	3,231
United Kingdom	3,402	2,887
Other	6,889	4,462

Total	$37,642	$33,602

The following table summarizes long-term assets by geographic area as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
Long-term assets:
United States of America	$31,996	$39,895
United Kingdom	900	976
Japan	935	886

Total	$33,831	$41,757

Comprehensive Income — ASC 220, Comprehensive Income, established standards for reporting and displaying comprehensive income into its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company’s other comprehensive income components result from foreign currency translation adjustments, as well as unrealized holding gains and losses for investments in available-for-sale securities. The following table sets forth the calculation of comprehensive income (in thousands):

	Three Months Ended March 31,
	2010	2009
Net income	$1,864	$1,694
Foreign currency translation adjustment	(175)	(109)
Net unrealized gain on marketable securities	30	—

Total comprehensive income	$1,719	$1,585

Recently Issued Accounting Pronouncements — In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166 (codified under Accounting Standards Update (“ASU”) No. 2009-16, Accounting for Transfers of Financial Assets) and SFAS No. 167 (codified under ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities). ASU No. 2009-16 amends the derecognition guidance and eliminates the exemption from consolidation for qualifying special-purpose entities (“QSPEs”) in ASC 860, Transfer and Servicing. As a result, a transferor will need to evaluate all existing QSPEs to determine whether they must now be consolidated in accordance with ASU No. 2009-17, which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under ASC 810-10, Consolidation, and all entities and enterprises currently within the scope of ASC 810-10, as well as QSPEs that are currently excluded from the scope of ASC 810-10. ASU No. 2009-16 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. ASU No. 2009-17 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. The Company adopted ASU No. 2009-16 and No. 2009-17 on January 1, 2010 and the adoption did not have an impact on its consolidated financial statements.

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosure about Fair Value Measurement. ASU No. 2010-06 amends ASC 820-10, Fair Value Measurements and Disclosures, to add new requirements for disclosure about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which are effective for interim and annual reporting periods beginning after December 15, 2010. The Company adopted ASU No. 2010-06 on January 1, 2010 and the adoption did not have a material impact on its consolidated financial statements.

3.	MARKETABLE SECURITIES AND FAIR VALUE

The Company manages its cash equivalents and marketable securities as a single investment portfolio that is intended to be available to meet the Company’s current cash requirements. Cash equivalents substantially consist of one investment in a money market fund. Marketable securities, which we classify as available-for-sale securities, primarily consist of high quality commercial paper, corporate bonds, U.S. government obligations and bank certificates of deposit. Marketable securities with remaining effective maturities of twelve months or less from the balance sheet date are classified as short-term; otherwise, they are classified as long-term on the consolidated balance sheet. The following table provides the Company’s marketable securities by security type as of March 31, 2010 and December 31, 2009 (in thousands):

	As of March 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper and corporate bonds	$33,150	$12	$(19)	$33,143
U.S. Treasury and U.S. government agency debt securities	24,757	10	(9)	24,758
Bank certificates of deposit	6,701	—	—	6,701

Total	$64,608	$22	$(28)	$64,602

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	As of December 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper and corporate bonds	$33,374	$17	$(49)	$33,342
U.S. Treasury and U.S. government agency debt securities	9,599	—	(4)	9,595
Bank certificates of deposit	6,701	—	—	6,701

Total	$49,674	$17	$(53)	$49,638

Contractual maturities of the Company’s marketable securities as of March 31, 2010 and December 31, 2009 are summarized as follows (in thousands):

	As of March 31, 2010		As of December 31, 2009
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in one year or less	$58,425	$58,431	$36,550	$36,566
Due after one through five years	6,183	6,171	13,124	13,072

Total	$64,608	$64,602	$49,674	$49,638

The following table provides the fair market value and the gross unrealized losses of the Company’s marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by security type as of March 31, 2010 and December 31, 2009 (in thousands):

	In Loss Position for Less than 12 Months
	As of March 31, 2010		As of December 31, 2009
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper and corporate bonds	$15,721	$(19)	$15,341	$(49)
U.S. Treasury and U.S. government agency debt securities	12,673	(9)	9,595	(4)

Total	$28,394	$(28)	$24,936	$(53)

None of the Company’s marketable securities has been in a continuous unrealized loss position for more than twelve months as of March 31, 2010 and December 31, 2009.

At March 31, 2010, the Company had a gross unrealized loss of approximately $28 thousand primarily due to a decrease in the fair value of certain corporate bond securities and U.S. government agency debt securities. The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include:

•	the length of time and extent to which fair value has been lower than the cost basis;

•	the financial condition, credit quality and near-term prospects of the investee; and

•	whether it is more likely than not that the Company will be required to sell the security prior to recovery.

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company has determined that the gross unrealized losses on such investments at March 31, 2010 are temporary in nature. Accordingly, the Company did not consider that its investments in marketable securities were other-than-temporarily impaired as of March 31, 2010.

The Company began to invest in marketable securities in October 2009. During the three months ended March 31, 2010, the Company did not record any realized gains or losses from the sale of marketable securities.

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

Financial assets (excluding cash balances) measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 are summarized as follows (in thousands):

	As of March 31, 2010			As of December 31, 2009
	Fair Value Measurement Using			Fair Value Measurement Using
	Level 1	Level 2	Total	Level 1	Level 2	Total
Money market fund	$3,364	$—	$3,364	$27,114	$—	$27,114

Total cash equivalents	3,364	—	3,364	27,114	—	27,114

Commercial paper and corporate bonds	—	33,143	33,143	—	33,342	33,342
U.S. Treasury and U.S. government agency debt securities	6,008	18,750	24,758	5,995	3,600	9,595
Bank certificates of deposit	—	6,701	6,701	—	6,701	6,701

Total marketable securities	6,008	58,594	64,602	5,995	43,643	49,638

Total financial assets	$9,372	$58,594	$67,966	$33,109	$43,643	$76,752

The Company’s financial assets that are measured at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy. Investments in money market fund and U.S. Treasury debt securities have been classified as Level 1 since these securities are valued based upon $1.00 net asset value per share or unadjusted quoted prices in active markets. Investments in commercial paper, corporate bonds, U.S. government agency debt securities and bank certificates of deposit have been classified as Level 2 since these securities are valued based on quoted prices in less active markets or significant inputs which are directly or indirectly observable. The valuation techniques used to measure the fair values of corporate bonds and U.S. government agency debt securities were derived from the inputs of market prices from multiple sources at each reporting period. The fair value was then determined based on a consensus price or a weighted average price for

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

each security. For the remaining financial assets classified as Level 2, substantially all of the securities had a short maturity within one year with high credit ratings. Therefore, the valuation techniques used to measure the fair values were primarily derived from accretion of purchase price to its face value over the term of maturity or quoted market prices for similar instruments if available. During the three months ended March 31, 2010, there were no transfers of financial assets between Level 1 and Level 2.

The carrying amount of accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments.

4.	GOODWILL AND INTANGIBLE ASSETS

There was no change in the carrying amount of goodwill for the three months ended March 31, 2010.

Intangible assets are summarized as follows (in thousands):

		As of March 31, 2010		As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$2,400	$(980)	$1,420	$(860)	$1,540
Database	1,900	(776)	1,124	(681)	1,219
Customer relationships	1,600	(312)	1,288	(224)	1,376
Customer contracts	1,600	(1,393)	207	(1,331)	269

Total	$7,500	$(3,461)	$4,039	$(3,096)	$4,404

Annual amortization for the next five years is expected to be as follows (in thousands):

Remainder of year ending December 31, 2010	$1,094
Years ending December 31,
2011	1,377
2012	1,308
2013	260
2014	—

5.	STOCK-BASED COMPENSATION

The Company accounts for the stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. For the three months ended March 31, 2010 and 2009, the components of stock-based compensation expense were summarized in the following table (in thousands):

	Three Months Ended March 31,
	2010	2009
Stock options	$865	$1,003
Restricted stock awards	285	—

Total stock-based compensation	$1,150	$1,003

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2010	2009
Expected volatility	60%	61%
Expected life	6 years	6 years
Risk-free interest rate	2.66%	1.55%
Dividend yield	—	—

The following table summarizes the activity under the stock option plans as of March 31, 2010, and changes during the three months then ended (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	2,813	$8.85
Granted	4	15.69
Canceled	(32)	19.82
Exercised	(220)	2.37

Outstanding at March 31, 2010	2,565	$9.29	6.61	$16,494

Exercisable at March 31, 2010	1,655	$6.36	5.56	$15,202

Vested and expected to vest at March 31, 2010	2,532	$9.21	6.59	$16,464

The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2010 and 2009 was $9.06 and $8.76, respectively. The total intrinsic value of stock options exercised during the three months ended March 31, 2010 and 2009 was $2.9 million and $0.1 million, respectively.

The Company had approximately 0.3 million shares of nonvested restricted stock awards at a weighted-average grant-date fair value of $14.02 per share as of December 31, 2009. There was no activity during the three months ended March 31, 2010.

As of March 31, 2010, there was a total of $11.3 million of unrecognized compensation cost related to all non-vested stock-based compensation awards granted, as recorded in accordance with ASC 718. This cost is expected to be recognized over a weighted-average remaining period of 2.4 years for stock options and 3.0 years for restricted stock awards. The total fair value of shares vested during the three months ended March 31, 2010 and 2009 was $1.0 million and $1.3 million, respectively.

6.	EARNINGS PER SHARE

The Company follows ASC 260, Earnings Per Share, in calculating earnings per share. Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share includes the determinants of basic net income per share and, in addition, gives effect to the potential dilution that would occur if securities or other contracts to issue common stock are exercised, vested or converted into common stock unless they are anti-dilutive.

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for the three months ended March 31, 2010 and 2009 are shown in the following table (in thousands, except per share data):

	Three Months Ended March 31,
	2010	2009
Numerator
Numerator for basic earnings per share:
Net income	$1,864	$1,694
Preferred stock dividends and accretion	—	(125)

Net income available to common stockholders	1,864	1,569

Numerator for diluted earnings per share:
Effect of dilutive preferred stock	—	125

Net income available to common stockholders with assumed conversion	$1,864	$1,694

Denominator
Denominator for basic earnings per share:
Weighted average common shares outstanding	22,732	7,036
Denominator for diluted earnings per share:
Dilutive potential common shares:
Preferred stock	—	9,015
Stock options	845	1,372
Restricted stock awards	63	—

Weighted average common shares outstanding with assumed conversion	23,640	17,423

Basic earnings per share	$0.08	$0.22

Diluted earnings per share	$0.08	$0.10

For the three months ended March 31, 2010 and 2009, approximately 1.1 million and 0.9 million shares, respectively, of stock options and nonvested stock were excluded from the calculation of diluted earnings per share since the effects are anti-dilutive.

7.	INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2010 was 36% and was higher than the federal statutory rate of 34% primarily due to full valuation allowance against the majority of domestic net deferred tax assets, foreign tax rate differential, stock-based compensation and state and local income taxes. For the three months ended March 31, 2009, the Company’s income tax expense primarily consisted of foreign income taxes imposed on its foreign subsidiaries in the United Kingdom and Japan. The Company’s domestic income tax was fully covered by its U.S. federal and state net operating loss carryforwards prior to December 2009.

The Company had approximately $0.2 million of gross unrecognized tax benefits as of December 31, 2009. For the three months ended March 31, 2010, there was no change relating to the Company’s tax positions.

8.	COMMITMENTS AND CONTINGENCIES

Legal Matters — The Company is subject to legal proceedings and claims which have arisen in the ordinary course of business. The Company records an estimated liability for these matters when an adverse outcome is considered to be probable and can be reasonably estimated.

In 2006, it was claimed that certain applications offered to the Company’s customers potentially infringed on intellectual property rights held by a third party (the “Claimant”). As a result of negotiations with the Claimant, the Company entered into a license and settlement agreement in June 2007, pursuant to which the Company licensed the intellectual property held by the Claimant for use in its future sales to customers and settled all past infringement claims. The Company paid a settlement amount

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of $2.2 million to the Claimant in 2007. In June 2009, the Claimant initiated a lawsuit against the Company claiming breach of contract. The complaint includes allegations that the Company has failed to pay unspecified royalties relating to sales of the Company’s products. The Company believes that the allegations in this lawsuit are without merit. The Company filed an answer in July 2009, denying all material allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims for a declaratory judgment that no royalties are owed with respect to sales of the Company’s products, as well as a counterclaim for Claimant’s breach of the license and settlement agreement. The parties are now engaged in the discovery process. Since the probable outcome and the future economic impact of this litigation on the Company remain uncertain, the Company is unable to develop an estimate of its potential liability, if any, as it relates to this litigation. As a result, the Company did not record a liability as of March 31, 2010 or December 31, 2009. The Claimant also filed patent infringement lawsuits against two of the Company’s customers. See “Indemnification” below for additional information.

In 2006, a former employee of the Company made a claim seeking compensation of approximately $1.6 million in relation to a wrongful dismissal lawsuit. Subsequently, the claim was reduced to approximately $1.4 million as of December 31, 2008. The court rendered its decision in January 2009, which awarded approximately $0.1 million to the plaintiff. The plaintiff filed a notice of appeal in September 2009, which remains pending. The Company will continue to vigorously defend this claim until it is ultimately resolved. The Company had accrued approximately $0.7 million which was included in accrued payroll and other compensation on the accompanying condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009.

Indemnification — In 2008, two customers requested the Company to indemnify them in connection with patent infringement lawsuits filed by the Claimant who also filed a lawsuit against the Company in June 2009 as discussed above. The Company agreed to defend and indemnify one of these customers with respect to the allegations, claims, and defenses relating to its use of the Company’s software. As the estimated indemnification obligation concerning this claim was determined to be probable and could be reasonably estimated, the Company had accrued $0.5 million which was included in accrued expenses and other on the accompanying condensed consolidated balance sheet as of December 31, 2009. In March 2010, the Company reached a final agreement with this customer and paid a settlement amount of $0.5 million to fully settle this indemnification obligation. To date, no claims have been asserted against the second customer with respect to its use of the Company’s products.

Contractual Warranties — The Company typically provides contractual warranties to its customers covering its product and services. To date, any refunds provided to customers have been immaterial.

Change in Control Agreements — In January 2009, the Company entered into change in control agreements with its chief executive officer and certain other executive officers. These agreements provide for payments to be made to such officers upon involuntary termination of their employment by the Company without cause or by such officers for good reason as defined in the agreements, within a two-year period following a change in control. The agreements provide that, upon a qualifying termination event, such officers will be entitled to (a) a severance payment equal to the officer’s base salary plus target bonus amount; (b) continuation of health benefits for 12 months; (c) immediate vesting of any remaining unvested equity awards; and (d) a tax gross up payment under Section 280G of the Internal Revenue Code sufficient to reimburse the officer for 50% of any excise tax payable as a result of any termination payments following a change in control, if applicable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in the future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to the factors discussed under Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and the “Risk Factors” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission, or SEC, on March 15, 2010.

The following is a discussion and analysis of our financial condition and results of operations and should be read together with our condensed consolidated financial statements and related notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Overview

We are a leading global provider of software-as-a-service, or SaaS, based clinical technology solutions that enhance the efficiency of our customers’ clinical development processes and optimize their research and development investments. Our solutions allow our customers to achieve clinical results more efficiently and effectively by streamlining the design, planning and management of key aspects of the clinical development process, including protocol development, contract research organization, or CRO, negotiation, investigator contracting, the capture and management of clinical trial data and the analysis and reporting of that data on a worldwide basis.

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

Our customer base has grown from 50 at January 1, 2007 to 192 at March 31, 2010. Our relationships with some of these customers include multiple divisions and business units at various domestic and international locations. We generate revenues from sales to new customers as well as sales and renewals from our existing customers. Our global direct sales organization represents our primary source of sales, with an increasing number of sales generated through our CRO relationships. We calculate customer retention based upon the number of customers that existed both at the beginning and end of the relevant period. During the first three months of 2010 and 2009, we did not lose any customers and therefore our revenues for the three months ended March 31, 2010 and 2009 were not affected by lost customers. Traditionally, we maintain a high percentage of customer retention and hence the revenue impact from lost customers is insignificant to our total revenues. To calculate the impact of customers lost during the period, we consider the revenues recognized from lost customers during the most recent prior fiscal year as a percentage of total company revenues from the same period. We believe revenues from lost customers coupled with customer retention rate give the best sense of volume and scale of customer loss and retention. Our presentation of customer retention and revenues from lost customers may differ from other companies in our industry.

We manage our business as one reportable segment. Historically, we have generated most of our revenues from sales to customers located in the United States. However, revenues generated from customers located in Europe and Asia (including Australia) represent a significant portion of overall revenues. Revenues generated from customers located in Europe represented approximately 25% and 21% of total revenues for the three months ended March 31, 2010 and 2009, respectively. Revenues generated from customers in Asia represented approximately 13% and 10% of total revenues for the three months ended March 31, 2010 and 2009, respectively. We expect sales from customers in Europe and Asia to continue to represent a significant portion of total sales as we continue to serve existing and new customers in these markets.

Our backlog is primarily associated with application services and represents the total future contract value of outstanding, multi-study and single-study arrangements, billed and unbilled, at a point in time. Thus, our backlog includes deferred revenue. Revenue generated in any given period is a function of revenue recognized from the beginning of period backlog, contract renewals, and new customer contracts. For this reason, backlog at the beginning of any period is not necessarily indicative of long-term future performance. We monitor as an annual metric the amount of revenues expected to be recognized from backlog over the current fiscal year, or full year backlog. As of January 1, 2010, we had full year backlog of approximately $132 million. We also track, quarterly, the remaining amount of revenue to be recognized from backlog in the current year, or remaining backlog, which as of March 31, 2010 is approximately $103 million. Our presentation of backlog may differ from other companies in our industry.

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

Operating Costs and Expenses

Research and Development. Research and development expenses consist primarily of personnel and related expenses for our research and development staff, including salaries, benefits, bonuses and stock-based compensation, and allocated overhead. We have focused our research and development efforts on expanding the functionality and ease of use of our applications. We expect research and development costs to increase in absolute dollars in the future as we intend to release new features and functionality designed to maximize the efficiency and effectiveness of the clinical development process for our customers. Over the long term, we believe that research and development expenses as a percentage of total revenues will remain relatively constant.

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

Income Tax Expense

Prior to 2009, income tax expense primarily consisted of foreign income taxes imposed on our foreign subsidiaries in the United Kingdom and Japan. We have U.S. federal and state net operating loss carryforwards available to offset future taxable income which do not fully expire until 2028. We do not realize an income tax benefit for the majority of our net operating loss carryforwards and other domestic net deferred tax assets as we have yet to determine that it is more likely than not that our future taxable income will be sufficient to utilize these tax benefits. Moreover, in 2009, due to the cumulative impact of our initial public offering, or IPO, in June 2009, coupled with our secondary offering in December 2009, an ownership change as defined by Section 382 of the Internal Revenue Code, or Section 382, occurred in early December 2009. As a result, utilization of our federal net operating loss carryforwards are subject to an annual limitation under Section 382. While the value of our available federal net operating loss carryforwards was not materially impacted by Section 382, it will take a longer period of time to utilize these federal net operating loss carryforwards to offset any of our future taxable income. Due to this Section 382 limitation, as well as the temporary suspension of net operating loss carryforward utilization in the State of California and income taxes incurred in other state and local jurisdictions, we incurred domestic income tax expense beginning in the fourth quarter of 2009. We expect our income tax expense to increase in absolute dollars and as a percentage of our operating income as we become more profitable domestically and our international operations continue to grow.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Our critical accounting policies, including the assumptions and judgments underlying them, require the application of significant judgment in the preparation of our financial statements, and as a result they are subject to a greater degree of uncertainty. In applying these policies, we use our judgment to determine the appropriate assumptions to be used in calculating estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from those estimates. Our critical accounting policies consist of revenue recognition, stock-based compensation, goodwill and intangibles and income taxes, descriptions of which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There have been no material changes to our critical accounting policies since December 31, 2009.

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

The following table sets forth our consolidated results of operations as a percentage of total revenues for the periods shown:

	Three Months Ended March 31,
	2010	2009
Revenues:
Application services	79.0%	70.4%
Professional services	21.0%	29.6%

Total revenues	100.0%	100.0%

Cost of revenues:
Application services	16.1%	16.9%
Professional services	17.3%	19.7%

Total cost of revenues	33.4%	36.6%

Gross profit	66.6%	63.4%

Operating costs and expenses:
Research and development	16.8%	16.4%
Sales and marketing	19.9%	20.0%
General and administrative	22.0%	20.3%

Total operating costs and expenses	58.7%	56.7%

Operating income	7.9%	6.7%

Three Months Ended March 31, 2010 Compared with Three Months Ended March 31, 2009

Revenues

	Three Months Ended March 31,
	2010		2009		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Revenues:
Application services	$29,730	79.0%	$23,665	70.4%	$6,065	25.6%
Professional services	7,912	21.0%	9,937	29.6%	(2,025)	(20.4)%

Total revenues	$37,642	100.0%	$33,602	100.0%	$4,040	12.0%

Total revenues. Total revenues increased $4.0 million, or 12.0%, to $37.6 million for the three months ended March 31, 2010 from $33.6 million for the same period in 2009. The increase in revenues was primarily due to a $6.0 million increase in revenues from application services, partially offset by a $2.0 million decrease in revenues from professional services. At the start of 2010, we had approximately $132 million of full year backlog. As of March 31, 2010, the total 2010 remaining backlog is approximately $103 million.

Application services revenues. Revenues from application services increased $6.0 million, or 25.6%, to $29.7 million for the three months ended March 31, 2010 from $23.7 million for the same period in 2009. The majority of the increase in application services revenues was derived from increased activity in our existing large customers, primarily resulting from new studies and renewals. We also benefited from increased product uptake and cross-selling to existing customers, as well as new customer additions. We increased the number of customers to 192 compared with 154 a year ago and carried on our success in adding new midmarket customers. Revenues from new customers accounted for 14.4% of the total increase in application services revenues. We also continued to benefit from the revenue stream recognized from our multi-study arrangements, which increased by 39.3% compared with the prior period. Revenues also expanded significantly from international customers compared with the prior period, while revenues from domestic customers grew in a steady momentum. Revenues from customers based in Europe and Asia grew 52.4% and 52.0%, respectively, whereas revenues from customers based in North America grew 13.4%.

Professional services revenues. Revenues from professional services decreased $2.0 million, or 20.4%, to $7.9 million for the three months ended March 31, 2010 from $9.9 million for the same period in 2009. Our professional services continue to represent a smaller portion of total revenues as our strategy has been to emphasize software-as-a-service based solutions which by their nature require less follow-on professional services as well as provide knowledge transfer services to our customers. This has contributed to lower professional services revenues compared with the prior year. As well, another contributor to the decline in such revenues was attributable to the estimate of fair value utilized to determine the value of our professional services revenues.

Cost of Revenues

	Three Months Ended March 31,
	2010		2009		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Cost of revenues:
Application services	$6,067	16.1%	$5,670	16.9%	$397	7.0%
Professional services	6,509	17.3%	6,613	19.7%	(104)	(1.6)%

Total cost of revenues	$12,576	33.4%	$12,283	36.6%	$293	2.4%

Total cost of revenues. Total cost of revenues increased $0.3 million, or 2.4%, to $12.6 million for the three months ended March 31, 2010 from $12.3 million for the same period in 2009.

Cost of application services revenues. Cost of application services revenues increased $0.4 million, or 7.0%, to $6.1 million for the three months ended March 31, 2010 from $5.7 million for the same period in 2009. The increase was principally due to an increase in personnel-related costs. We continued to increase staffing levels in our Houston data center to support our growth in business.

Cost of professional services revenues. Cost of professional services decreased $0.1 million, or 1.6%, to $6.5 million for the three months ended March 31, 2010 from $6.6 million for the same period in 2009. The decrease was primarily due to a decrease in consulting-related costs of $0.4 million, partially offset by an increase in personnel-related costs of $0.2 million. The decrease in consulting-related costs was associated with our continuing effort to reduce our reliance on outside consultants and the cost savings provided by replacing them with employees.

Operating Costs and Expenses

	Three Months Ended March 31,
	2010		2009		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Operating costs and expenses:
Research and development	$6,334	16.8%	$5,497	16.4%	$837	15.2%
Sales and marketing	7,493	19.9%	6,713	20.0%	780	11.6%
General and administrative	8,295	22.0%	6,821	20.3%	1,474	21.6%

Total operating costs and expenses	$22,122	58.7%	$19,031	56.7%	$3,091	16.2%

Total operating costs and expenses. Total operating costs and expenses increased $3.1 million, or 16.2%, to $22.1 million for the three months ended March 31, 2010 from $19.0 million for the same period in 2009. Costs increased in each department with the largest increase in general and administrative.

Research and development expenses. Research and development expenses increased $0.8 million, or 15.2%, to $6.3 million for the three months ended March 31, 2010 from $5.5 million for the same period in 2009. The increase was principally due to an increase in personnel-related costs attributable to our increase in staffing levels in order to support our strategy to continue to enhance and broaden our products offerings.

Sales and marketing expenses. Sales and marketing expenses increased $0.8 million, or 11.6%, to $7.5 million for the three months ended March 31, 2010 from $6.7 million for the same period in 2009. The increase was principally due to higher personnel-related costs, as we expanded our sales team to support our continuing growth in sales.

General and administrative expenses. General and administrative expenses increased $1.5 million, or 21.6%, to $8.3 million for the three months ended March 31, 2010 from $6.8 million for the same period in 2009. The increase was primarily due to an increase in professional fees of $0.9 million and personnel-related and other costs in the total of $0.6 million. The increase in professional fees was primarily due to higher legal fees incurred in association with our ongoing litigation and indemnification obligation matters, as well as additional professional fees incurred as a result of being a public company since June 2009. The increase in personnel-related and other costs was primarily due to higher staffing levels in order to manage our increased administrative workload and other additional costs incurred as a public company.

Income Tax Expense

Income tax expense increased $0.9 million to $1.1 million for the three months ended March 31, 2010 from $0.2 million for the same period in 2009. The increase was primarily driven by higher domestic income taxes incurred in 2010 which resulted from our inability to fully utilize our federal net operating loss carryforwards due to a limitation as defined by Section 382. Our effective tax rate for the three months ended March 31, 2010 was approximately 36%. For the three months ended March 31, 2009, our total income tax expense primarily consisted of foreign income taxes imposed on our foreign subsidiaries in the United Kingdom and Japan. Our foreign income taxes were fairly consistent for the three months ended March 31, 2010 as compared with the same period in 2009.

Liquidity and Capital Resources

At March 31, 2010 and December 31, 2009, our principal sources of liquidity were cash, cash equivalents and marketable securities of $85.9 million and $89.1 million, respectively. Cash and cash equivalents decreased $18.1 million during the first three months of 2010 primarily due to the purchases of marketable securities and the funding of capital expenditures. We manage our cash equivalents and marketable securities as a single investment portfolio that is intended to be available to meet our current cash requirements. Cash equivalents substantially consist of one investment in a money market fund. Marketable securities, which we classify as available-for-sale securities, primarily consist of high quality commercial paper, corporate bonds, U.S. government debt obligations and bank certificates of deposit. Marketable securities with remaining effective maturities of twelve months or less from the balance sheet date are classified as short-term; otherwise, they are classified as long-term on the condensed consolidated balance sheet.

We have a $10.0 million revolving line of credit under our senior secured credit facility that matures in September 2013. Besides the $0.2 million reduction of the available amount due to a standby letter of credit in connection with the office lease executed under our credit agreement in July 2009, the revolving line of credit remains undrawn. As of March 31, 2010, approximately $9.8 million of the revolving line of credit was still available for future borrowings. Due to the structure of the credit agreement, any future borrowings under the revolving line of credit will be classified as a current liability. As of March 31, 2010, the effective interest rate for our senior secured credit facility was 6%.

We believe that our cash flows from operations, existing cash and cash equivalents and highly liquid marketable securities and our existing revolving line of credit will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for at least the next 12 months. For the remainder of 2010, we expect to make approximately $6 million in capital expenditures, primarily to enhance the stability and increase the capacity in our Houston data center. We expect to acquire our capital equipment through purchases as opposed to capital lease arrangements.

Cash Flows

Cash Flows Provided By Operating Activities

Cash flows provided by operating activities during the three months ended March 31, 2010 were $1.0 million, which consisted primarily of a net income of $1.9 million, non-cash adjustments of depreciation and amortization of $2.6 million and stock-based compensation of $1.2 million, an increase in deferred revenue of $2.9 million, partially offset by a decrease in accrued expense and accrued payroll and other compensation of $7.7 million. The increase in operating cash flows was primarily due to strong customer collection activity, partially offset by the payments of our annual bonuses, income taxes and indemnification obligation settlement.

Cash flows provided by operating activities during the three months ended March 31, 2009 were $7.1 million, which consisted primarily of net income of $1.7 million, non-cash adjustments of depreciation and amortization and stock-based compensation of $2.6 million and $1.0 million, respectively, and an increase in deferred revenue of $5.7 million, partially offset by a decrease in accounts payable and accrued payroll and other compensation of $2.8 million. The increase in deferred revenue was due to our continued growth in sales. The decrease in accounts payable and accrued payroll and other compensation was primarily due to payments of our annual bonuses.

Cash Flows Used In Investing Activities

Cash flows used in investing activities during the three months ended March 31, 2010 were $18.6 million, which was related to the $17.5 million purchases of marketable securities and the $3.4 million purchases of furniture, fixtures and equipment, partially offset by the $2.3 proceeds from the maturity of marketable securities. For the three months ended March 31, 2010, we did not acquired any equipment through capital lease arrangements.

Cash flows used in investing activities during the three months ended March 31, 2009 were related to the $0.6 million of purchases of furniture, fixtures and equipment. We also acquired $1.0 million of equipment through capital lease arrangements.

Cash Flows Provided by or Used In Financing Activities

Cash flows used in financing activities during the three months ended March 31, 2010 were $0.5 million, which was primarily due to $1.0 million of capital lease principal payments, partially offset by $0.5 million of proceeds from stock options exercise.

Cash flows used in financing activities during the three months ended March 31, 2009 were $3.3 million, which consisted primarily of $1.6 million of costs associated with our IPO, $1.3 million of capital lease principal payments and $0.4 million of quarterly repayment of the term loan under our credit facility.

Contractual Obligations, Commitments and Contingencies

In March 2010, we entered into a lease amendment to renew and expand our office in Edison, New Jersey. Pursuant to the amended lease agreement, the renewed lease has a term of five years which will commence when the expansion space is ready for occupancy, which is estimated in January 2011. We will continue to occupy the existing space during the interim period until the expansion space is ready. The expansion will provide us an additional 10,536 rentable square feet of office space. The total amount of obligations is approximately $3.6 million over the term of this amended lease agreement, including the interim period.

Other than stated above, there was no material change in our contractual obligations during the first three months of 2010.

In 2006, one of our former employees made a claim seeking compensation of approximately $1.6 million in relation to a wrongful dismissal lawsuit. Subsequently, the claim was reduced to approximately $1.4 million as of December 31, 2008. The court rendered its decision in January 2009, which awarded approximately $0.1 million to the plaintiff. The plaintiff filed a timely notice of appeal in September 2009, which remains pending. We will continue to vigorously defend this claim until it is ultimately resolved. We have an accrual of approximately $0.7 million as of March 31, 2010 and December 31, 2009 in association with this claim.

In 2006, it was claimed that certain applications offered to our customers potentially infringed on intellectual property rights held by a third party. As a result of negotiations with the claimant, we entered into a license and settlement agreement in June 2007, pursuant to which we licensed the intellectual property held by the claimant for use in our future sales to customers and settled all past infringement claims. We paid a settlement amount of $2.2 million to the claimant in 2007. In June 2009, the claimant initiated a lawsuit against us claiming breach of contract. The complaint includes allegations that we have failed to pay unspecified royalties relating to sales of our products. We believe that the allegations in this lawsuit are without merit. We filed an answer in July 2009, denying all material allegations and asserting affirmative defenses. We also asserted counterclaims for a declaratory judgment that no royalties are owed with respect to sales of our products, as well as a counterclaim for claimant’s breach of the license and settlement agreement. The parties are now engaged in the discovery process. Since the probable outcome and the future economic impact of this litigation on us remain uncertain, we are unable to develop an estimate of our potential liability, if any, as it relates to this litigation. As a result, we did not record a liability as of March 31, 2009 or December 31, 2009. The claimant also filed patent infringement lawsuits against two of our customers as discussed below.

In 2008, two customers requested us to indemnify them in connection with patent infringement lawsuits filed by the claimant who also filed a lawsuit against us in June 2009 as discussed above. We agreed to defend and indemnify one of these customers with respect to the allegations, claims, and defenses relating to its use of our software. As the estimated indemnification obligation concerning this claim was determined to be probable and could be reasonably estimated, we had accrued $0.5 million which was included in our consolidated balance sheet as of December 31, 2009. In March 2010, we reached a final agreement with this customer and paid a settlement amount of $0.5 million to fully settle this indemnification obligation. To date, no claims have been asserted against the second customer with respect to its use of Medidata’s products.

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

Effects of Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS No. 166, (codified under Accounting Standards Update, or ASU, No. 2009-16, Accounting for Transfers of Financial Assets) and SFAS No. 167 (codified under ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities). ASU No. 2009-16 amends the derecognition guidance and eliminates the exemption from consolidation for qualifying special-purpose entities (“QSPEs”) in Accounting Standards Codification, or ASC, 860 Transfer and Servicing. As a result, a transferor will need to evaluate all existing QSPEs to determine whether they must now be consolidated in accordance with ASU No. 2009-17, which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under ASC 810-10, Consolidation, and all entities and enterprises currently within the scope of ASC 810-10, as well as QSPEs that are currently excluded from the scope of ASC 810-10. ASU No. 2009-16 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. ASU No. 2009-17 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. We adopted ASU No. 2009-16 and No. 2009-17 on January 1, 2010 and the adoption did not have an impact on our consolidated financial statements.

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

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosure about Fair Value Measurement. ASU No. 2010-06 amends ASC 820-10, Fair Value Measurements and Disclosures, to add new requirements for disclosure about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which are effective for interim and annual reporting periods beginning after December 15, 2010. We adopted ASU No. 2010-06 on January 1, 2010 and the adoption did not have a material impact on our consolidated financial statements.

Dividends

We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock.

Off-Balance Sheet Arrangements

As of March 31, 2010, we did not have any relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $21.3 million at March 31, 2010. Our cash equivalents are invested in a money market fund, the fair value of which is not materially affected by fluctuations in interest rates. We also had investment in marketable securities, which we classify as available-for-sale securities, totaling $64.6 million at March 31, 2010. Substantially all of our marketable securities are fixed income securities, which primarily consist of high quality commercial paper, corporate bonds, U.S. government debt obligations and bank certificates of deposit. The unrestricted cash and cash equivalents as well as marketable securities are held for working capital purposes. We manage our cash equivalents and marketable securities as a single investment portfolio that is intended to be available to meet our current cash requirements. We do not enter into investments for trading or speculative purposes. Due to the short-term nature and high credit ratings of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

We have a floating rate revolving line of credit under our senior secured credit facility, which is currently undrawn. Accordingly, we will be exposed to fluctuations in interest rates if such revolving line of credit is drawn. Assuming the maximum available amount of our revolving line of credit was drawn as of March 31, 2010, each hundred basis point change in prime rate would result in a change in interest expense by an average of approximately $0.1 million annually.

Exchange Rate Sensitivity

We have two separate exposures to currency fluctuation risk: subsidiaries outside the United States which use a foreign currency as their functional currency which are translated into U.S. dollars for consolidation; and non-U.S. dollar invoiced revenues.

Changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency are translated into U.S. dollars and result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We had translation exposure to various foreign currencies, including the Euro, British Pound Sterling and Japanese Yen. The potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to $0.4 million as of March 31, 2010.

We generally invoice our customers in U.S. dollars. However, we invoice a portion of customers in foreign currencies, the majority of which is denominated in Euro, Swiss Franc and Canadian dollars. As such, the fluctuations in such currencies could impact our operating results.

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

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2010, an evaluation was performed with the participation of our Disclosure Committee and our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon such evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 8, “Commitments and Contingencies – Legal Matters,” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of current legal proceedings.

Item 1A.	Risk Factors

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 are those which we believe are the material risks we face. There have been no material changes in our risk factors since our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Any of those disclosed risk factors or additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could have a material adverse effect on our business, financial condition and results of operations.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

Not applicable.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

From time to time, we granted restricted stock awards to our employees pursuant to the terms of our 2009 Long-Term Incentive Plan, or 2009 Plan. Under the provisions of our 2009 Plan, the plan participants are allowed to cover their income tax withholding obligation through net shares upon the vesting of their restricted shares. On the date of vesting of restricted shares, we determine the number of vested shares to be withheld based on their fair value at closing price of our common stock on the vesting date, which equals to the amount of plan participants’ income tax withholding obligation. During the three months ended March 31, 2010, none of our restricted stock awards was vested and therefore we did not repurchase any of our common stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

The information required by this Item 6 is set forth on the exhibit index that follows the signature page of this report.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIDATA SOLUTIONS, INC.

By:	/s/ BRUCE D. DALZIEL
Bruce D. Dalziel Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)

Date: May 14, 2010

EXHIBIT INDEX

Exhibit No.		Description

31.1	*	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act.

31.2	*	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act.

32.1	*	Certification of CEO pursuant to Rules 13a-14(b) or 15d-14(b) under the Exchange Act and 18 U.S.C. 1350.

32.2	*	Certification of CFO pursuant to Rules 13a-14(b) or 15d-14(b) under the Exchange Act and 18 U.S.C. 1350.

*	Filed herewith.