Form 10-Q
period 2010-06-30
Medidata Solutions, Inc.
filed 2010-08-13
CIK 1453814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 6, 2010, the registrant had 23,777,339 shares of common stock outstanding.

MEDIDATA SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended June 30, 2010

- i -

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

MEDIDATA SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,223	$39,449
Marketable securities	64,869	36,566
Accounts receivable, net of allowance for doubtful accounts of $267 and $197, respectively	18,998	18,887
Prepaid commission expense	3,062	3,045
Prepaid expenses and other current assets	6,978	3,566
Deferred income taxes	139	139

Total current assets	113,269	101,652
Restricted cash	532	532
Marketable securities – long term	2,112	13,072
Furniture, fixtures and equipment, net	11,463	12,960
Goodwill	9,799	9,799
Intangible assets, net	3,674	4,404
Other assets	965	990

Total assets	$141,814	$143,409

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,398	$3,073
Accrued payroll and other compensation	7,329	10,837
Accrued expenses and other	5,279	7,543
Deferred revenue	73,552	69,842
Capital lease obligations	1,338	2,735

Total current liabilities	89,896	94,030

Noncurrent liabilities:
Deferred revenue, less current portion	22,226	27,868
Capital lease obligations, less current portion	308	781
Other long-term liabilities	541	498

Total noncurrent liabilities	23,075	29,147

Total liabilities	112,971	123,177

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $0.01 per share; 100,000 shares authorized, 23,765 and 22,900 shares issued; 23,737 and 22,895 shares outstanding, respectively	238	229
Additional paid-in capital	117,849	113,674
Treasury stock, 28 and 5 shares, respectively	(400)	(69)
Accumulated other comprehensive loss	(317)	(246)
Accumulated deficit	(88,527)	(93,356)

Total stockholders’ equity	28,843	20,232

Total liabilities and stockholders’ equity	$141,814	$143,409

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues
Application services	$32,162	$24,523	$61,892	$48,188
Professional services	8,151	9,505	16,063	19,442

Total revenues	40,313	34,028	77,955	67,630
Cost of revenues(1)(2)
Application services	6,327	5,845	12,394	11,515
Professional services	6,492	6,839	13,001	13,452

Total cost of revenues	12,819	12,684	25,395	24,967
Gross profit	27,494	21,344	52,560	42,663
Operating costs and expenses:
Research and development(1)	6,680	5,789	13,014	11,286
Sales and marketing(1)(2)	7,927	6,745	15,420	13,458
General and administrative(1)	8,479	8,037	16,774	14,858

Total operating costs and expenses	23,086	20,571	45,208	39,602

Operating income	4,408	773	7,352	3,061
Interest and other (expense) income:
Interest expense	(67)	(405)	(147)	(839)
Interest income	100	36	193	63
Other income (expense), net	164	(3)	133	(8)

Total interest and other income (expense), net	197	(372)	179	(784)

Income before income taxes	4,605	401	7,531	2,277
Provision for income taxes	1,640	201	2,702	383

Net income	$2,965	$200	$4,829	$1,894

Earnings per share:
Basic	$0.13	$0.01	$0.21	$0.23

Diluted	$0.13	$0.01	$0.20	$0.11

Weighted average common shares outstanding:
Basic	22,881	7,385	22,807	7,212
Diluted	23,686	17,769	23,664	17,596

(1) Stock-based compensation expense included in cost of revenues and operating costs and expenses is as follows:

Cost of revenues	$180	$65	$285	$156
Research and development	133	105	228	268
Sales and marketing	378	220	662	468
General and administrative	967	530	1,633	1,031

Total stock-based compensation	$1,658	$920	$2,808	$1,923

(2) Amortization expense of intangible assets included in cost of revenues and operating costs and expenses is as follows:

Cost of revenues	$277	$420	$554	$841
Sales and marketing	88	36	176	72

Total amortization of intangible assets	$365	$456	$730	$913

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$4,829	$1,894
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,811	5,141
Stock-based compensation	2,808	1,923
Amortization of discounts or premiums on marketable securities	576	—
Excess tax benefit associated with stock-based compensation awards	(549)	—
Deferred income taxes	29	28
Amortization of debt issuance costs	27	67
Changes in operating assets and liabilities:
Accounts receivable	(111)	3,949
Prepaid commission expense	(17)	(236)
Prepaid expenses and other current assets	(3,412)	(470)
Other assets	25	(52)
Accounts payable	481	(905)
Accrued payroll and other compensation	(3,508)	(1,077)
Accrued expenses and other	(1,103)	661
Deferred revenue	(1,932)	1,178
Other long-term liabilities	8	36

Net cash provided by operating activities	2,962	12,137

Cash flows from investing activities:
Purchases of furniture, fixtures and equipment	(4,447)	(2,151)
Purchases of available-for-sale securities	(33,374)	—
Proceeds from sale of available-for-sale securities	15,499	—
Decrease in restricted cash	—	13

Net cash used in investing activities	(22,322)	(2,138)

Cash flows from financing activities:
Proceeds from exercise of stock options	827	3
Excess tax benefit associated with stock-based compensation awards	549	—
Repayment of obligations under capital leases	(1,870)	(2,486)
Acquisition of treasury stock	(331)	—
Payment of debt issuance costs	(21)	—
Proceeds from initial public offering, net of underwriting discounts and commissions	—	82,026
Payment of costs associated with initial public offering	—	(2,563)
Payment of preferred stock accumulated accrued dividends	—	(2,282)
Repayment of debt obligation	—	(750)

Net cash (used in) provided by financing activities	(846)	73,948

Net (decrease) increase in cash and cash equivalents	(20,206)	83,947
Effect of exchange rate changes on cash and cash equivalents	(20)	32
Cash and cash equivalents — Beginning of period	39,449	9,784

Cash and cash equivalents — End of period	$19,223	$93,763

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (Unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2010	2009
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$114	$766

Income taxes	$2,114	$316

Noncash activities:
Furniture, fixtures and equipment acquired through capital lease obligations	$—	$1,149

Furniture, fixtures and equipment acquired but not yet paid for at period-end	$415	$431

Accrued costs associated with initial public offering	$—	$1,173

Conversion of convertible redeemable preferred stock to common stock	$—	$11,206

Accretion of preferred stock issuance costs	$—	$21

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

Medidata Solutions, Inc. (“Medidata” or the “Company”) provides software-as-a-service (“SaaS”) based clinical technology solutions that enhance the efficiency of its customers’ clinical development processes and optimize their research and development investments. The Company’s solutions allow its customers to achieve clinical results by streamlining the design, planning and management of key aspects of the clinical development process, including protocol development, contract research organization negotiation, investigator contracting, the capture and management of clinical trial data and the analysis and reporting of that data on a worldwide basis.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Except to the extent updated or described below, the Company’s significant accounting policies as of June 30, 2010 are substantially the same as those at December 31, 2009, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 15, 2010.

Basis of Presentation — The accompanying interim condensed consolidated balance sheet as of June 30, 2010, the condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009, and the condensed consolidated statements of cash flows for the six months ended June 30, 2010 and 2009 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the SEC for interim financial reporting. Accordingly, certain information and footnote disclosures have been condensed or omitted pursuant to SEC rules that would ordinarily be required by GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto for the fiscal year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2010.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments consisting of normal recurring accruals considered necessary to present fairly the Company’s financial position as of June 30, 2010, results of its operations for the three and six months ended June 30, 2010 and 2009 and cash flows for the six months ended June 30, 2010 and 2009. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Segment Information — As defined by ASC 280, Segment Reporting, the Company operates as a single segment, as management makes operating decisions and assesses performance based on one single operating unit. The Company recorded revenues for the three and six months ended June 30, 2010 and 2009 in the following geographic areas, based on the country in which revenues were generated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
United States of America	$25,890	$22,646	$48,829	$45,668
Japan	4,431	3,797	8,843	7,028
United Kingdom	3,540	2,692	6,942	5,579
Switzerland	2,284	1,593	4,619	3,253
Other	4,168	3,300	8,722	6,102

Total	$40,313	$34,028	$77,955	$67,630

The following table summarizes long-term assets by geographic area as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009
Long-term assets:
United States of America	$26,917	$39,895
United Kingdom	853	976
Japan	775	886

Total	$28,545	$41,757

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$2,965	$200	$4,829	$1,894
Foreign currency translation adjustment	60	318	(115)	209
Net unrealized gain on marketable securities	14	—	44	—

Total comprehensive income	$3,039	$518	$4,758	$2,103

Recently Issued Accounting Pronouncements — In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple Deliverable Revenue Arrangements. ASU No. 2009-13 amends the current guidance on arrangements with multiple deliverables under ASC 605-25, Revenue Recognition – Multiple-Element Arrangements, to (a) eliminate the separation criterion that requires entities to establish objective and reliable evidence of fair value for undelivered elements; (b) establish a selling price hierarchy to help entities allocate arrangement consideration to the separate units of account; (c) eliminate the residual allocation method which will be replaced by the relative selling price allocation method for all arrangements; and (d) significantly expand the disclosure requirements. ASU No. 2009-13 is effective for new or materially modified arrangements in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. If early adoption is elected and the period of adoption is not the beginning of the fiscal year, retrospective application from the beginning of the fiscal year of adoption and additional disclosure are required. The Company is currently evaluating the impact, if any, of these provisions of ASU No. 2009-13 on its consolidated financial statements.

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

In April 2010, the FASB issued ASU No. 2010-13, Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades, which amends ASC 718, Compensation – Stock Compensation, to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades must not be considered a market, performance, or service condition. Therefore, an entity should not classify such an award as a liability if it otherwise qualifies for classification in equity. ASU No. 2010-13 is effective for interim and annual periods beginning on or after December 15, 2010, and will be applied prospectively. All of the Company’s stock-based awards granted to its international employees were classified as equity awards in accordance with its current accounting policy, which is consistent with the accounting treatment contained in this ASU No. 2010-13. Therefore, the adoption of this ASU No. 2010-13 is not expected to have a material impact on the Company’s consolidated financial statements.

3.	MARKETABLE SECURITIES AND FAIR VALUE

The Company manages its cash equivalents and marketable securities as a single investment portfolio that is intended to be available to meet the Company’s current cash requirements. Cash equivalents substantially consist of investment in money market funds. Marketable securities, in which we classify as available-for-sale securities, primarily consist of high quality commercial paper, corporate bonds, U.S. government obligations, bank certificates of deposit and foreign government bonds. Marketable securities with remaining effective maturities of twelve months or less from the balance sheet date are classified as short-term; otherwise, they are classified as long-term on the consolidated balance sheet. The following table provides the Company’s marketable securities by security type as of June 30, 2010 and December 31, 2009 (in thousands):

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	As of June 30, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper and corporate bonds	$29,289	$7	$(19)	$29,277
U.S. Treasury and U.S. government agency debt securities	32,226	24	(3)	32,247
Bank certificates of deposit	4,450	—	—	4,450
Foreign government bonds	1,007	—	—	1,007

Total	$66,972	$31	$(22)	$66,981

	As of December 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper and corporate bonds	$33,374	$17	$(49)	$33,342
U.S. Treasury and U.S. government agency debt securities	9,599	—	(4)	9,595
Bank certificates of deposit	6,701	—	—	6,701

Total	$49,674	$17	$(53)	$49,638

Contractual maturities of the Company’s marketable securities as of June 30, 2010 and December 31, 2009 are summarized as follows (in thousands):

	As of June 30, 2010		As of December 31, 2009
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in one year or less	$64,862	$64,869	$36,550	$36,566
Due after one through five years	2,110	2,112	13,124	13,072

Total	$66,972	$66,981	$49,674	$49,638

The following table provides the fair market value and the gross unrealized losses of the Company’s marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by security type as of June 30, 2010 and December 31, 2009 (in thousands):

	In Loss Position for Less than 12 Months
	As of June 30, 2010		As of December 31, 2009
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper and corporate bonds	$18,683	$(19)	$15,341	$(49)
U.S. Treasury and U.S. government agency debt securities	3,087	(3)	9,595	(4)

Total	$21,770	$(22)	$24,936	$(53)

None of the Company’s marketable securities has been in a continuous unrealized loss position for more than twelve months as of June 30, 2010 and December 31, 2009.

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At June 30, 2010, the Company had a gross unrealized loss of approximately $22 thousand primarily due to a decrease in the fair value of certain corporate bond securities and U.S. government agency debt securities. The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include:

•	the length of time and extent to which fair value has been lower than the cost basis;

•	the financial condition, credit quality and near-term prospects of the investee; and

•	whether it is more likely than not that the Company will be required to sell the security prior to recovery.

As the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company has determined that the gross unrealized losses on such investments at June 30, 2010 are temporary in nature. Accordingly, the Company did not consider that its investments in marketable securities were other-than-temporarily impaired as of June 30, 2010.

The Company began to invest in marketable securities in October 2009. During the three and six months ended June 30, 2010, the Company recorded an insignificant amount of net realized gains from the sale of marketable securities.

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

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Financial assets (excluding cash balances) measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 are summarized as follows (in thousands):

	As of June 30, 2010			As of December 31, 2009
	Fair Value Measurement Using			Fair Value Measurement Using
	Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	$8,757	$—	$8,757	$27,114	$—	$27,114

Total cash equivalents	8,757	—	8,757	27,114	—	27,114

Commercial paper and corporate bonds	—	29,277	29,277	—	33,342	33,342
U.S. Treasury and U.S. government agency debt securities	7,008	25,239	32,247	5,995	3,600	9,595
Bank certificates of deposit	—	4,450	4,450	—	6,701	6,701
Foreign government bonds	—	1,007	1,007	—	—	—

Total marketable securities	7,008	59,973	66,981	5,995	43,643	49,638

Total financial assets	$15,765	$59,973	$75,738	$33,109	$43,643	$76,752

The Company’s financial assets that are measured at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy. Investments in money market funds and U.S. Treasury debt securities have been classified as Level 1 since these securities are valued based upon $1.00 net asset value per share or unadjusted quoted prices in active markets. Investments in commercial paper, corporate bonds, U.S. government agency debt securities, bank certificates of deposit and foreign government bonds have been classified as Level 2 since these securities are valued based on quoted prices in less active markets or significant inputs which are directly or indirectly observable. The valuation techniques used to measure the fair values of corporate bonds, U.S. government agency debt securities and foreign government bonds were derived from the inputs of market prices from multiple sources at each reporting period. The fair value was then determined based on a consensus price or a weighted average price for each security. For the remaining financial assets classified as Level 2, substantially all of the securities had a short maturity within one year with high credit ratings. Therefore, the valuation techniques used to measure the fair values were primarily derived from accretion of purchase price to its face value over the term of maturity or quoted market prices for similar instruments if available. During the six months ended June 30, 2010, there were no transfers of financial assets between Level 1 and Level 2.

The carrying amount of accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments.

4.	GOODWILL AND INTANGIBLE ASSETS

There was no change in the carrying amount of goodwill for the six months ended June 30, 2010.

Intangible assets are summarized as follows (in thousands):

		As of June 30, 2010		As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$2,400	$(1,100)	$1,300	$(860)	$1,540
Database	1,900	(871)	1,029	(681)	1,219
Customer relationships	1,600	(400)	1,200	(224)	1,376
Customer contracts	1,600	(1,455)	145	(1,331)	269

Total	$7,500	$(3,826)	$3,674	$(3,096)	$4,404

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Annual amortization for the next five years is expected to be as follows (in thousands):

Remainder of year ending December 31, 2010	$729
Years ending December 31,
2011	1,377
2012	1,308
2013	260
2014	—

5.	DEBT

The Company has a $10.0 million revolving line of credit (“Revolving Credit Line”) under its senior secured credit facility (“Credit Facility”) that matures in September 2013. In June 2010, the Company entered into the second loan modification agreement (“Second Modification”) with the lender. Pursuant to the terms of the Second Modification, the Credit Facility was amended to:

•

reduce fees payable by the Company on its $10.0 million Revolving Credit Line under the Credit Facility by (a) eliminating the 2.25% margin on prime rate borrowings and (b) decreasing the undrawn revolving credit line fee from 0.500% of the average undrawn balance to an annual rate of 0.375% of the average undrawn balance;

•	provide the Company with an option to borrow under the Revolving Credit Line at an interest rate based on the U.S. London Interbank Offer Rate (“LIBOR”) plus a margin of 2.5%;

•	simplify the Company’s financial reporting procedures by eliminating monthly financial reporting obligations and amending certain reporting procedures; and

•

replace the Company’s prior financial covenants with a simplified adjusted quick ratio covenant of 2.00:1.00 as defined in the Second Modification and provide that in the event that the Company has less than $10.0 million of cash or cash equivalents in accounts with the lender in excess of the Company’s borrowings under the Credit Facility, the Company would also be required to satisfy a minimum trailing-two-quarter cash flow covenant, commencing at $3 million for the period ended June 30, 2010 and increasing each quarter by $1 million up to $6 million for the quarter ended March 31, 2011 and thereafter.

Since the Second Modification did not amend the total amount of the $10.0 million revolving line of credit nor change the remaining term, the Company concluded that the borrowing capacity remained unchanged after the amendment. As a result, the $21 thousand of new debt issuance costs incurred from the Second Modification will be deferred and amortized together with the existing unamortized debt issuance costs over the remaining term of the Credit Facility in accordance with ASC 470-50-40-21. As of June 30, 2010, the remaining unamortized balance was approximately $0.2 million and is classified in other long-term liabilities on the accompanying condensed consolidated balance sheet.

Besides the $0.2 million reduction of the available amount due to a standby letter of credit in connection with the office lease executed under the Credit Facility in July 2009, the Revolving Credit Line remains undrawn. As of June 30, 2010, approximately $9.8 million of the Revolving Credit Line was still available for future borrowings.

6.	STOCK-BASED COMPENSATION

The Company accounts for the stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. For the three and six months ended June 30, 2010 and 2009, the components of stock-based compensation expense were summarized in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock options	$1,101	$886	$1,966	$1,889
Restricted stock awards	557	34	842	34

Total stock-based compensation	$1,658	$920	$2,808	$1,923

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Expected volatility	60%	63%	60%	63%
Expected life	6 years	6 years	6 years	6 years
Risk-free interest rate	2.47%	2.93%	2.47%	2.52%
Dividend yield	—	—	—	—

The following table summarizes the activity under the stock option plans as of June 30, 2010, and changes during the six months then ended (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	2,813	$8.85
Granted	337	15.35
Exercised	(318)	2.60
Forfeited	(6)	17.30
Expired	(31)	19.45

Outstanding at June 30, 2010	2,795	$10.21	6.82	$15,916

Exercisable at June 30, 2010	1,681	$7.07	5.51	$14,747

Vested and expected to vest at June 30, 2010	2,745	$10.12	6.78	$15,886

The weighted-average grant-date fair value of stock options granted during the three months ended June 30, 2010 and 2009 was $8.75 and $8.47, respectively, and the six months ended June 30, 2010 and 2009 was $8.75 and $8.55, respectively. The total intrinsic value of stock options exercised during the three months ended June 30, 2010 and 2009 was $1.2 million and $1 thousand, respectively, and the six months ended June 30, 2010 and 2009 was $4.1 million and $59 thousand, respectively.

The following table summarizes the status of the Company’s nonvested restricted stock awards as of June 30, 2010, and changes during the six months then ended (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2010	286	$14.02
Granted	548	15.35
Vested	(69)	14.03
Forfeited	(3)	15.35

Nonvested at June 30, 2010	762	$14.97

As of June 30, 2010, there was a total of $20.9 million of unrecognized compensation cost related to all non-vested stock-based compensation awards granted, as recorded in accordance with ASC 718. This cost is expected to be recognized over a weighted-average remaining period of 2.7 years for stock options and 3.5 years for restricted stock awards. The total fair value of shares vested during the three months ended June 30, 2010 and 2009 was $2.1 million and $0.9 million, respectively, and the six months ended June 30, 2010 and 2009 was $3.0 million and $2.3 million, respectively.

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.	EARNINGS PER SHARE

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

A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2010 and 2009 are shown in the following table (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator
Numerator for basic earnings per share:
Net income	$2,965	$200	$4,829	$1,894
Preferred stock dividends and accretion	—	(118)	—	(243)

Net income available to common stockholders	2,965	82	4,829	1,651

Numerator for diluted earnings per share:
Effect of dilutive preferred stock	—	118	—	243

Net income available to common stockholders with assumed conversion	$2,965	$200	$4,829	$1,894

Denominator
Denominator for basic earnings per share:
Weighted average common shares outstanding	22,881	7,385	22,807	7,212
Denominator for diluted earnings per share:
Dilutive potential common shares:
Preferred stock	—	9,015	—	9,015
Stock options	736	1,368	789	1,368
Restricted stock awards	69	1	68	1

Weighted average common shares outstanding with assumed conversion	23,686	17,769	23,664	17,596

Basic earnings per share	$0.13	$0.01	$0.21	$0.23

Diluted earnings per share	$0.13	$0.01	$0.20	$0.11

Total number of anti-dilutive shares of stock options and nonvested stock excluded from calculation of diluted earnings per share	1,440	904	1,121	885

8.	INCOME TAXES

The Company’s effective tax rate for the three and six months ended June 30, 2010 was approximately 36%, and was differs from the federal statutory rate of 34% primarily due to full valuation allowance against the majority of domestic net deferred tax assets, foreign tax rate differential, stock-based compensation and state and local income taxes. For the three and six months ended June 30, 2009, the Company’s income tax expense primarily consisted of foreign income taxes imposed on its foreign subsidiaries in the United Kingdom and Japan. The Company’s domestic income tax was fully covered by its U.S. federal and state net operating loss carryforwards prior to December 2009.

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In assessing the realizability of deferred tax assets, the Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize its existing deferred tax assets. To date, a significant piece of objective negative evidence evaluated has been the cumulative loss incurred over the three year period ended December 31, 2009. Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projections for future growth. Based on this evaluation, as of December 31, 2009 and as updated through June 30, 2010, the Company has provided a valuation allowance against the majority of its domestic net deferred tax assets as their future utilization remains uncertain at this time. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period change or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as the Company’s projections for growth.

The Company had approximately $0.2 million of gross unrecognized tax benefits as of December 31, 2009. For the three and six months ended June 30, 2010, there was no change relating to the Company’s gross unrecognized tax benefits. In July 2010, the Company filed the amended tax returns with the state of Texas along with the tax payment, including interest and penalties, of approximately $0.2 million. As a result, the entire balance of unrecognized tax benefits has been removed subsequent to June 30, 2010.

9.	COMMITMENTS AND CONTINGENCIES

Legal Matters — The Company is subject to legal proceedings and claims which have arisen in the ordinary course of business. The Company records an estimated liability for these matters when an adverse outcome is considered to be probable and can be reasonably estimated.

In 2006, it was claimed that certain applications offered to the Company’s customers potentially infringed on intellectual property rights held by a third party (the “Claimant”). As a result of negotiations with the Claimant, the Company entered into a license and settlement agreement in June 2007, pursuant to which the Company licensed the intellectual property held by the Claimant for use in its future sales to customers and settled all past infringement claims. The Company paid a settlement amount of $2.2 million to the Claimant in 2007. In June 2009, the Claimant initiated a lawsuit against the Company claiming breach of contract. The complaint includes allegations that the Company has failed to pay unspecified royalties relating to sales of the Company’s products. The Company believes that the allegations in this lawsuit are without merit. The Company filed an answer in July 2009, denying all material allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims for a declaratory judgment that no royalties are owed with respect to sales of the Company’s products, as well as a counterclaim for Claimant’s breach of the license and settlement agreement. The parties are now engaged in the discovery process. Since the probable outcome and the future economic impact of this litigation on the Company remain uncertain, the Company is unable to develop an estimate of its potential liability, if any, as it relates to this litigation. As a result, the Company did not record a liability as of June 30, 2010 nor December 31, 2009. The Claimant also filed patent infringement lawsuits against two of the Company’s customers. See “Indemnification” below for additional information.

In 2006, a former employee of the Company made a claim seeking compensation of approximately $1.6 million in relation to a wrongful dismissal lawsuit. Subsequently, the claim was reduced to approximately $1.4 million as of December 31, 2008. The court rendered its decision in January 2009, which awarded approximately $0.1 million to the plaintiff. The plaintiff filed a notice of appeal in September 2009, which remains pending. The Company will continue to vigorously defend this claim until it is ultimately resolved. The Company had accrued approximately $0.6 million and $0.7 million which was included in accrued payroll and other compensation on the accompanying condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009, respectively. Since this accrual is denominated in the same functional currency as the claim in Euros, its balance is subject to change due to foreign currency adjustment.

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

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in the future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to the factors discussed under the “Risk Factors” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission, or SEC, on March 15, 2010.

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

Our customer base has grown from 50 at January 1, 2007 to 198 at June 30, 2010. Our relationships with some of these customers include multiple divisions and business units at various domestic and international locations. We generate revenues from sales to new customers as well as sales and renewals from our existing customers. Our global direct sales organization represents our primary source of sales, with an increasing number of sales generated through our CRO relationships. Our customer retention rate was 95.4% and 98.0% for the six months ended June 30, 2010 and 2009, respectively. We calculate customer retention based upon the number of customers that existed both at the beginning and end of the relevant period. Traditionally, we maintain a high percentage of customer retention and hence the revenue impact from lost customers is insignificant to our total revenues. Revenues from lost customers for the six months ended June 30, 2010 and 2009 accounted for 0.4% and 0.3%, respectively, of total prior year revenues. To calculate the impact of customers lost during the period, we consider the revenues recognized from lost customers during the most recent prior fiscal year as a percentage of total company revenues from the same period. We believe revenues from lost customers coupled with customer retention rate give the best sense of volume and scale of customer loss and retention. Our presentation of customer retention and revenues from lost customers may differ from other companies in our industry.

We manage our business as one reportable segment. Historically, we have generated most of our revenues from sales to customers located in the United States. However, revenues generated from customers located in Europe and Asia (including Australia) represent a significant portion of overall revenues. Revenues generated from customers located in Europe represented approximately 23% and 20% of total revenues for the three months ended June 30, 2010 and 2009, respectively, and approximately 24% and 20% of total revenues for the six months ended June 30, 2010 and 2009, respectively. Revenues generated from customers in Asia represented approximately 12% of total revenues for each of the three months ended June 30, 2010 and 2009, and approximately 13% and 11% of total revenues for the six months ended June 30, 2010 and 2009, respectively. We expect sales from customers in Europe and Asia to continue to represent a significant portion of total sales as we continue to serve existing and new customers in these markets.

Our backlog is primarily associated with application services and represents the total future contract value of outstanding, multi-study and single-study arrangements, billed and unbilled, at a point in time. Thus, our backlog includes deferred revenue. Revenue generated in any given period is a function of revenue recognized from the beginning of period backlog, contract renewals, and new customer contracts. For this reason, backlog at the beginning of any period is not necessarily indicative of long-term future performance. We monitor as an annual metric the amount of revenues expected to be recognized from backlog over the current fiscal year, or full year backlog. As of January 1, 2010, we had full year backlog of approximately $132 million. We also track, quarterly, the remaining amount of revenue to be recognized from backlog in the current year, or remaining backlog, which as of June 30, 2010 is approximately $75 million. Our presentation of backlog may differ from other companies in our industry.

We consider the global adoption of clinical development technologies to be essential to our future growth. Our future growth will also depend on our ability to sustain the high levels of customer satisfaction and our ability to increase sales to existing customers. In addition, the market for our products is often characterized by rapid technological change and evolving regulatory standards. Our future growth is dependent on the successful development and introduction of new products and enhancements. To address these challenges, we will continue to expand our direct and indirect sales channels in domestic and international markets, pursue research and development as well as acquisition opportunities to expand and enhance our product offerings, expand our marketing efforts, and drive customer adoption through our knowledge transfer professional services offerings. Our success in these areas will depend upon our abilities to execute on our operational plans, interpret and respond to customer and regulatory requirements, and retain key staff.

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

General and Administrative. General and administrative expenses consist primarily of personnel and related expenses for executive, legal, quality assurance, finance and human resources, including salaries, benefits, bonuses and stock-based compensation, professional fees, insurance premiums, allocated overhead and other corporate expenses. On an ongoing basis, we expect general and administrative expenses to increase in absolute dollars as we continue to add administrative personnel and incur additional professional fees and other expenses resulting from continued growth and the compliance requirements of operating as a public company. Over the long term, we believe that general and administrative expenses as a percentage of total revenues will decrease.

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

In assessing the realizability of our deferred tax assets, including the net operating loss carryforwards, we assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize its existing deferred tax assets. To date, a significant piece of objective negative evidence evaluated has been the cumulative loss incurred over the three year period ended December 31, 2009. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. Based on this evaluation, as of December 31, 2009 and as updated through June 30, 2010, we have provided a valuation allowance against the majority of its domestic net deferred tax assets as their future utilization remains uncertain at this time. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period change or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

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

The following table sets forth our consolidated results of operations as a percentage of total revenues for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Application services	79.8%	72.1%	79.4%	71.3%
Professional services	20.2%	27.9%	20.6%	28.7%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
Application services	15.7%	17.2%	15.9%	17.0%
Professional services	16.1%	20.1%	16.7%	19.9%

Total cost of revenues	31.8%	37.3%	32.6%	36.9%

Gross profit	68.2%	62.7%	67.4%	63.1%

Operating costs and expenses:
Research and development	16.6%	17.0%	16.7%	16.7%
Sales and marketing	19.7%	19.8%	19.8%	19.9%
General and administrative	21.0%	23.6%	21.5%	22.0%

Total operating costs and expenses	57.3%	60.4%	58.0%	58.6%

Operating income	10.9%	2.3%	9.4%	4.5%

Three Months Ended June 30, 2010 Compared with Three Months Ended June 30, 2009

Revenues

	Three Months Ended June 30,
	2010		2009		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Revenues:
Application services	$32,162	79.8%	$24,523	72.1%	$7,639	31.2%
Professional services	8,151	20.2%	9,505	27.9%	(1,354)	(14.2)%

Total revenues	$40,313	100.0%	$34,028	100.0%	$6,285	18.5%

Total revenues. Total revenues increased $6.3 million, or 18.5%, to $40.3 million for the three months ended June 30, 2010 from $34.0 million for the same period in 2009. The increase in revenues was primarily due to a $7.6 million increase in revenues from application services, partially offset by a $1.3 million decrease in revenues from professional services. At the start of the second quarter of 2010, we had approximately $103 million of 2010 remaining backlog. As of June 30, 2010, the total 2010 remaining backlog was approximately $75 million.

Application services revenues. Revenues from application services increased $7.6 million, or 31.2%, to $32.1 million for the three months ended June 30, 2010 from $24.5 million for the same period in 2009. The majority of the increase in application services revenues was derived from increased activity in our existing large customers, primarily resulting from new studies and renewals. We also benefited from increased product uptake and cross-selling to existing customers, as well as new customer additions. During the second quarter of 2010, we added 15 customers to reach the total of 198 customers as of June 30, 2010. Revenues from new customers accounted for 25.8% of the total increase in application services revenues. We also continued to benefit from the revenue stream recognized from our multi-study arrangements, which increased by 41.5% compared with the prior period. Revenues also expanded significantly from international customers compared with the prior period, while revenues from domestic customers grew at a steady rate. Revenues from customers based in Europe and Asia grew 50.2% and 40.6%, respectively, whereas revenues from customers based in North America grew 23.9%.

Professional services revenues. Revenues from professional services decreased $1.3 million, or 14.2%, to $8.2 million for the three months ended June 30, 2010 from $9.5 million for the same period in 2009. Our professional services continue to represent a smaller portion of total revenues as our strategy has been to emphasize software-as-a-service based solutions which by their nature require less follow-on professional services as well as provide knowledge transfer services to our customers. Consistent with the prior quarter, this has contributed to lower professional services revenues compared with the prior year. An additional factor contributing to the decline was a change in the estimated fair value utilized to determine the value of our professional services revenues.

Cost of Revenues

	Three Months Ended June 30,
	2010		2009		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Cost of revenues:
Application services	$6,327	15.7%	$5,845	17.2%	$482	8.2%
Professional services	6,492	16.1%	6,839	20.1%	(347)	(5.1)%

Total cost of revenues	$12,819	31.8%	$12,684	37.3%	$135	1.1%

Total cost of revenues. Total cost of revenues increased $0.1 million, or 1.1%, to $12.8 million for the three months ended June 30, 2010 from $12.7 million for the same period in 2009.

Cost of application services revenues. Cost of application services revenues increased $0.5 million, or 8.2%, to $6.3 million for the three months ended June 30, 2010 from $5.8 million for the same period in 2009. The increase was principally due to an increase in personnel-related costs. We continued to increase staffing levels in our Houston data center to support our growth in business.

Cost of professional services revenues. Cost of professional services decreased $0.3 million, or 5.1%, to $6.5 million for the three months ended June 30, 2010 from $6.8 million for the same period in 2009. The decrease was primarily due to lower consulting-related costs and personnel-related costs. The decrease was associated with our continuing effort to reduce our reliance on outside consultants and aligned with our strategy on knowledge transfer to our customers, which ultimately required less professional services.

Operating Costs and Expenses

	Three Months Ended June 30,
	2010		2009		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Operating costs and expenses:
Research and development	$6,680	16.6%	$5,789	17.0%	$891	15.4%
Sales and marketing	7,927	19.7%	6,745	19.8%	1,182	17.5%
General and administrative	8,479	21.0%	8,037	23.6%	442	5.5%

Total operating costs and expenses	$23,086	57.3%	$20,571	60.4%	$2,515	12.2%

Total operating costs and expenses. Total operating costs and expenses increased $2.5 million, or 12.2%, to $23.1 million for the three months ended June 30, 2010 from $20.6 million for the same period in 2009. Costs increased in each department with the largest increase in sales and marketing.

Research and development expenses. Research and development expenses increased $0.9 million, or 15.4%, to $6.7 million for the three months ended June 30, 2010 from $5.8 million for the same period in 2009. The increase was primarily due to an increase in personnel-related costs of $0.6 million, which was attributable to our increase in staffing levels in order to support our strategy to continue to enhance and broaden our products offerings.

Sales and marketing expenses. Sales and marketing expenses increased $1.2 million, or 17.5%, to $7.9 million for the three months ended June 30, 2010 from $6.7 million for the same period in 2009. The increase was primarily due to higher personnel-related costs of $0.4 million, as we expanded our sales team to support our continuing growth in sales. The increase was also due to higher overall marketing costs to support the launch of several new products and existing product upgrades in 2010.

General and administrative expenses. General and administrative expenses increased $0.4 million, or 5.5%, to $8.4 million for the three months ended June 30, 2010 from $8.0 million for the same period in 2009. The increase was primarily due to an increase in personnel-related costs of $0.6 million and other costs of $0.2 million, partially offset by a decrease in professional and consulting fees of $0.4 million. The increase in personnel-related costs was primarily due to higher stock-based compensation costs resulting from a full quarter impact in 2010 from our equity awards granted in June 2009, as well as the additional costs associated with our annual equity awards granted in May 2010. The decrease in professional and consulting fees was primarily due to lower audit fees and less reliance on outside consultants.

Income Tax Expense

Income tax expense increased $1.4 million to $1.6 million for the three months ended June 30, 2010 from $0.2 million for the same period in 2009. Consistent with the prior quarter, the increase was primarily driven by higher domestic income taxes incurred in 2010 which resulted from our inability to fully utilize our federal net operating loss carryforwards due to a limitation as defined by Section 382. Our effective tax rate for the three months ended June 30, 2010 was approximately 36%. For the three months ended June 30, 2009, our total income tax expense primarily consisted of foreign income taxes imposed on our foreign subsidiaries in the United Kingdom and Japan. Our foreign income taxes were fairly consistent for the three months ended June 30, 2010 as compared with the same period in 2009.

Six Months Ended June 30, 2010 Compared with Six Months Ended June 30, 2009

Revenues

	Six Months Ended June 30,
	2010		2009		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Revenues:
Application services	$61,892	79.4%	$48,188	71.3%	$13,704	28.4%
Professional services	16,063	20.6%	19,442	28.7%	(3,379)	(17.4)%

Total revenues	$77,955	100.0%	$67,630	100.0%	$10,325	15.3%

Total revenues. Total revenues increased $10.3 million, or 15.3%, to $77.9 million for the six months ended June 30, 2010 from $67.6 million for the same period in 2009. The increase in revenues was primarily due to a $13.7 million increase in revenues from application services, partially offset by a $3.4 million decrease in revenues from professional services. At the start of 2010, we had approximately $132 million of full year backlog. As of June 30, 2010, the total 2010 remaining backlog was approximately $75 million.

Application services revenues. Revenues from application services increased $13.7 million, or 28.4%, to $61.9 million for the six months ended June 30, 2010 from $48.2 million for the same period in 2009. The majority of the increase in application services revenues was derived from increased activity in our existing large customers, primarily resulting from new studies and renewals. We also benefited from increased product uptake and cross-selling to existing customers, as well as new customer additions. We increased the number of customers to 198 compared with 154 a year ago and carried on our success in adding new midmarket customers. Revenues from new customers accounted for 19.6% of the total increase in application services revenues. We also continued to benefit from the revenue stream recognized from our multi-study arrangements, which increased by 40.4% compared with the prior period. Revenues also expanded significantly from international customers compared with the prior period, while revenues from domestic customers grew at a steady rate. Revenues from customers based in Europe and Asia grew 51.3% and 45.9%, respectively, whereas revenues from customers based in North America grew 18.8%.

Professional services revenues. Revenues from professional services decreased $3.4 million, or 17.4%, to $16.0 million for the six months ended June 30, 2010 from $19.4 million for the same period in 2009. Our professional services continue to represent a smaller portion of total revenues as our strategy has been to emphasize software-as-a-service based solutions which by their nature require less follow-on professional services as well as provide knowledge transfer services to our customers. This has contributed to lower professional services revenues compared with the prior year. An additional factor contributing to the decline was a change in the estimated fair value utilized to determine the value of our professional services revenues.

Cost of Revenues

	Six Months Ended June 30,
	2010		2009		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Cost of revenues:
Application services	$12,394	15.9%	$11,515	17.0%	$879	7.6%
Professional services	13,001	16.7%	13,452	19.9%	(451)	(3.4)%

Total cost of revenues	$25,395	32.6%	$24,967	36.9%	$428	1.7%

Total cost of revenues. Total cost of revenues increased $0.4 million, or 1.7%, to $25.4 million for the six months ended June 30, 2010 from $25.0 million for the same period in 2009.

Cost of application services revenues. Cost of application services revenues increased $0.9 million, or 7.6%, to $12.4 million for the six months ended June 30, 2010 from $11.5 million for the same period in 2009. The increase was principally due to an increase in personnel-related costs. We continued to increase staffing levels in our Houston data center to support our growth in business.

Cost of professional services revenues. Cost of professional services decreased $0.5 million, or 3.4%, to $13.0 million for the six months ended June 30, 2010 from $13.5 million for the same period in 2009. The decrease was primarily due to lower consulting-related costs and personnel-related costs. The decrease was associated with our continuing effort to reduce our reliance on outside consultants and aligned with our strategy on knowledge transfer to our customers, which ultimately required less professional services.

Operating Costs and Expenses

	Six Months Ended June 30,
	2010		2009		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Operating costs and expenses:
Research and development	$13,014	16.7%	$11,286	16.7%	$1,728	15.3%
Sales and marketing	15,420	19.8%	13,458	19.9%	1,962	14.6%
General and administrative	16,774	21.5%	14,858	22.0%	1,916	12.9%

Total operating costs and expenses	$45,208	58.0%	$39,602	58.6%	$5,606	14.2%

Total operating costs and expenses. Total operating costs and expenses increased $5.6 million, or 14.2%, to $45.2 million for the six months ended June 30, 2010 from $39.6 million for the same period in 2009. Costs increased across the board in each department.

Research and development expenses. Research and development expenses increased $1.7 million, or 15.3%, to $13.0 million for the six months ended June 30, 2010 from $11.3 million for the same period in 2009. The increase was primarily due to an increase in personnel-related costs of $1.4 million, which was attributable to our increase in staffing levels in order to support our strategy to continue to enhance and broaden our products offerings.

Sales and marketing expenses. Sales and marketing expenses increased $2.0 million, or 14.6%, to $15.4 million for the six months ended June 30, 2010 from $13.4 million for the same period in 2009. The increase was principally due to higher personnel-related costs of $1.2 million, as we expanded our sales team to support our continuing growth in sales. The increase was also due to higher overall marketing costs to support the launch of several new products and existing product upgrades in 2010.

General and administrative expenses. General and administrative expenses increased $1.9 million, or 12.9%, to $16.8 million for the six months ended June 30, 2010 from $14.9 million for the same period in 2009. The increase was primarily due to an increase in both professional fees and personnel-related costs of $0.8 million, and other costs of $0.3 million. The increase in professional fees was primarily due to higher legal fees incurred in association with our ongoing litigation and indemnification obligation matters, as well as additional professional fees incurred as a result of being a public company since June 2009. The increase in personnel-related costs was primarily due to higher stock-based compensation costs resulting from a full six months impact in 2010 from our equity awards granted in June 2009, as well as the additional costs associated with our annual equity awards granted in May 2010. The increase was also attributable to higher staffing levels in order to manage our increased administrative workload and other additional costs incurred as a public company.

Income Tax Expense

Income tax expense increased $2.3 million to $2.7 million for the six months ended June 30, 2010 from $0.4 million for the same period in 2009. The increase was primarily driven by higher domestic income taxes incurred in 2010 which resulted from our inability to fully utilize our federal net operating loss carryforwards due to a limitation as defined by Section 382. Our effective tax rate for the six months ended June 30, 2010 was approximately 36%. For the six months ended June 30, 2009, our total income tax expense primarily consisted of foreign income taxes imposed on our foreign subsidiaries in the United Kingdom and Japan. Our foreign income taxes were fairly consistent for the six months ended June 30, 2010 as compared with the same period in 2009.

Liquidity and Capital Resources

At June 30, 2010 and December 31, 2009, our principal sources of liquidity were cash, cash equivalents and marketable securities of $86.2 million and $89.1 million, respectively. Cash and cash equivalents decreased $20.2 million during the first six months of 2010 primarily due to the net purchases of marketable securities and the funding of capital expenditures. We manage our cash equivalents and marketable securities as a single investment portfolio that is intended to be available to meet our current cash requirements. Cash equivalents substantially consist of investment in money market funds. Marketable securities, in which we classify as available-for-sale securities, primarily consist of high quality commercial paper, corporate bonds, U.S. government debt obligations, bank certificates of deposit and foreign government bonds. Marketable securities with remaining effective maturities of twelve months or less from the balance sheet date are classified as short-term; otherwise, they are classified as long-term on the consolidated balance sheet.

We have a $10.0 million revolving line of credit under our senior secured credit facility, as amended, that matures in September 2013. Except for the $0.2 million reduction of the available amount due to a standby letter of credit issued in connection with the office lease executed under our credit agreement in July 2009, the revolving line of credit remains undrawn. As of June 30, 2010, approximately $9.8 million of the revolving line of credit was still available for future borrowings. Due to the structure of the credit agreement, any future borrowings under the revolving line of credit will be classified as a current liability. As of June 30, 2010, the effective interest rate for our senior secured credit facility, as amended, was 2.85%, if borrowing under the U.S. London Interbank Offer Rate, or LIBOR, option. See “Revolving Line of Credit” section below for a summary of the second loan modification to our senior secured credit facility, which is qualified in its entirety by reference to the full text of the second loan modification filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

We believe that our cash flows from operations, existing cash and cash equivalents and highly liquid marketable securities and our availability under our existing revolving line of credit will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for the foreseeable future. For the remainder of 2010, we expect to make approximately $5 million in capital expenditures, primarily to enhance the stability and increase the capacity in our Houston data center. We expect to acquire our capital equipment through purchases as opposed to capital lease arrangements.

Revolving Line of Credit

In June 2010, we entered into the second loan modification agreement with the lender to amend our existing senior secured credit facility. Pursuant to the terms of the second loan modification agreement, our senior secured credit facility was amended to:

•

reduce fees payable by us on our $10.0 million revolving line of credit under the senior secured credit facility by (a) eliminating the 2.25% margin on prime rate borrowings and (b) decreasing the undrawn revolving credit line fee from 0.500% of the average undrawn balance to an annual rate of 0.375% of the average undrawn balance;

•	provide us with an option to borrow under the revolving line of credit at an interest rate based on the LIBOR, plus a margin of 2.5%;

•	simplify our financial reporting procedures by eliminating monthly financial reporting obligations and amending certain reporting procedures; and

•

replace our prior financial covenants with a simplified adjusted quick ratio covenant of 2.00:1.00 as defined in the second loan modification agreement and provide that in the event that we have less than $10.0 million of cash or cash equivalents in accounts with the lender in excess of our borrowings under the senior secured credit facility, we would also be required to satisfy a minimum trailing-two-quarter cash flow covenant, commencing at $3 million for the period ended June 30, 2010 and increasing each quarter by $1 million up to $6 million for the quarter ended March 31, 2011 and thereafter.

Cash Flows

Cash Flows Provided By Operating Activities

Cash flows provided by operating activities during the six months ended June 30, 2010 were $3.0 million, which consisted primarily of a net income of $4.8 million, non-cash adjustments of depreciation and amortization of $4.8 million and stock-based compensation of $2.8 million, partially offset by a decrease in accrued payroll and other compensation of $3.5 million and an increase in prepaid expenses and other current assets of $3.4 million. The decrease in operating cash flows was primarily due to the payments of our annual bonuses and multi-year software-related fees.

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

Cash Flows Used In Investing Activities

Cash flows used in investing activities during the six months ended June 30, 2010 were $22.3 million, which was related to the $33.4 million purchases of marketable securities and the $4.4 million purchases of furniture, fixtures and equipment, partially offset by the $15.5 million in proceeds from the maturity of marketable securities. For the six months ended June 30, 2010, we did not acquire any equipment through capital lease arrangements.

Cash flows used in investing activities during the six months ended June 30, 2009 were related to the $2.1 million of purchases of furniture, fixtures and equipment. We also acquired $1.1 million of equipment through capital lease arrangements.

Cash Flows Used In or Provided by Financing Activities

Cash flows used in financing activities during the six months ended June 30, 2010 were $0.8 million, which was primarily due to $1.9 million of capital lease principal payments and $0.3 million relating to the acquisition of treasury stock in connection with the vesting of restricted stock awards activities, partially offset by $0.8 million of proceeds from stock options exercise and $0.5 million of excess tax benefit realized from stock options exercise and restricted stock awards vesting.

Cash flows provided by financing activities during the six months ended June 30, 2009 were $73.9 million, which was primarily due to $82.0 million of proceeds from the IPO, net of underwriting discounts and commissions. It was partially offset by $2.5 million of capital lease principal payments, $2.5 million of costs associated with our IPO, $2.3 million of preferred stock dividends payment and $0.8 million of quarterly repayments of the term loan under our senior secured credit facility.

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

Other than stated above, there was no material change in our contractual obligations during the first six months of 2010.

In 2006, one of our former employees made a claim seeking compensation of approximately $1.6 million in relation to a wrongful dismissal lawsuit. Subsequently, the claim was reduced to approximately $1.4 million as of December 31, 2008. The court rendered its decision in January 2009, which awarded approximately $0.1 million to the plaintiff. The plaintiff filed a timely notice of appeal in September 2009, which remains pending. We will continue to vigorously defend this claim until it is ultimately resolved. We have an accrual of approximately $0.6 million and $0.7 million as of June 30, 2010 and December 31, 2009, respectively, in association with this claim. Since this accrual is denominated in the same functional currency as the claim in Euros, its balance is subject to change due to foreign currency adjustment.

In 2006, it was claimed that certain applications offered to our customers potentially infringed on intellectual property rights held by a third party. As a result of negotiations with the claimant, we entered into a license and settlement agreement in June 2007, pursuant to which we licensed the intellectual property held by the claimant for use in our future sales to customers and settled all past infringement claims. We paid a settlement amount of $2.2 million to the claimant in 2007. In June 2009, the claimant initiated a lawsuit against us claiming breach of contract. The complaint includes allegations that we have failed to pay unspecified royalties relating to sales of our products. We believe that the allegations in this lawsuit are without merit. We filed an answer in July 2009, denying all material allegations and asserting affirmative defenses. We also asserted counterclaims for a declaratory judgment that no royalties are owed with respect to sales of our products, as well as a counterclaim for claimant’s breach of the license and settlement agreement. The parties are now engaged in the discovery process. Since the probable outcome and the future economic impact of this litigation on us remain uncertain, we are unable to develop an estimate of our potential liability, if any, as it relates to this litigation. As a result, we did not record a liability as of June 30, 2009 nor December 31, 2009. The claimant also filed patent infringement lawsuits against two of our customers as discussed below.

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

Effects of Recently Issued Accounting Standards

In October 2009, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2009-13, Multiple-Deliverable Revenue Arrangements. ASU No. 2009-13 amends the current guidance on arrangements with multiple deliverables under Accounting Standards Codification, or ASC, 605-25, Revenue Recognition – Multiple-Element Arrangements, to (a) eliminate the separation criterion that requires entities to establish objective and reliable evidence of fair value for undelivered elements; (b) establish a selling price hierarchy to help entities allocate arrangement consideration to the separate units of account; (c) eliminate the residual allocation method which will be replaced by the relative selling price allocation method for all arrangements; and (d) significantly expand the disclosure requirements. ASU No. 2009-13 is effective for new or materially modified arrangements in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. If early adoption is elected and the period of adoption is not the beginning of the fiscal year, retrospective application from the beginning of the fiscal year of adoption and additional disclosure are required. Retrospective application for all prior periods presented in the financial statements is also permitted, but not required. We are currently evaluating the impact, if any, of these provisions of ASU No. 2009-13 on our consolidated financial statements.

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

In April 2010, the FASB issued ASU No. 2010-13, Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades, which amends ASC 718, Compensation – Stock Compensation, to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades must not be considered a market, performance, or service condition. Therefore, an entity should not classify such an award as a liability if it otherwise qualifies for classification in equity. ASU No. 2010-13 is effective for interim and annual periods beginning on or after December 15, 2010, and will be applied prospectively. All of our stock-based awards granted to our international employees were classified as equity awards in accordance with our current accounting policy, which is consistent with the accounting treatment contained in this ASU No. 2010-13. Therefore, the adoption of this ASU No. 2010-13 is not expected to have a material impact on our consolidated financial statements.

Dividends

We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock.

Off-Balance Sheet Arrangements

As of June 30, 2010, we did not have any relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $19.2 million at June 30, 2010. Our cash equivalents are invested in money market funds, the fair value of which is not materially affected by fluctuations in interest rates. We also had investment in marketable securities, in which we classify as available-for-sale securities, totaling $67.0 million at June 30, 2010. Substantially all of our marketable securities are fixed income securities, which primarily consist of high quality commercial paper, corporate bonds, U.S. government debt obligations, bank certificates of deposit and foreign government bonds. The unrestricted cash and cash equivalents as well as marketable securities are held for working capital purposes. We manage our cash equivalents and marketable securities as a single investment portfolio that is intended to be available to meet our current cash requirements. We do not enter into investments for trading or speculative purposes. Due to the short-term nature and high credit ratings of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

We have a floating rate revolving line of credit under our senior secured credit facility, as amended, which is currently undrawn. Accordingly, we will be exposed to fluctuations in interest rates if such revolving line of credit is drawn. Assuming the maximum available amount of our revolving line of credit was drawn as of June 30, 2010, each hundred basis point change in prime rate or LIBOR would result in a change in interest expense by an average of approximately $0.1 million annually.

Exchange Rate Sensitivity

We have two separate exposures to currency fluctuation risk: subsidiaries outside the United States which use a foreign currency as their functional currency which are translated into U.S. dollars for consolidation; and non-U.S. dollar invoiced revenues.

Changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency are translated into U.S. dollars and result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We have translation exposure to various foreign currencies, including the Euro, British Pound Sterling and Japanese Yen. The potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to $0.4 million as of June 30, 2010.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2010, an evaluation was performed with the participation of our Disclosure Committee and our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon such evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 9, “Commitments and Contingencies – Legal Matters,” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of current legal proceedings.

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

A summary of our repurchases of shares of our common stock for the three months ended June 30, 2010 was as follows:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs
April 1 – April 30, 2010	—	$—	—	—
May 1 – May 31, 2010	—	—	—	—
June 1 – June 30, 2010	20,872	15.87	—	—

Total	20,872	$15.87	—	—

(1)	Represents the number of shares acquired as payment by employees of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under our 2009 Plan.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

The information required by this Item 6 is set forth on the exhibit index that follows the signature page of this report.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIDATA SOLUTIONS, INC.

By:	/s/ BRUCE D. DALZIEL

Bruce D. Dalziel Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)

Date: August 13, 2010

EXHIBIT INDEX

Exhibit No.	Description

10.1	Second Loan Modification Agreement entered into as of June 30, 2010 by and among Medidata Solutions, Inc., Medidata FT, Inc. and Silicon Valley Bank (Incorporated by reference to the same numbered exhibit to Medidata Solutions, Inc.’s Current Report on Form 8-K filed on July 1, 2010).

31.1*	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act.

31.2*	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act.

32.1*	Certification of CEO pursuant to Rules 13a-14(b) or 15d-14(b) under the Exchange Act and 18 U.S.C. 1350.

32.2*	Certification of CFO pursuant to Rules 13a-14(b) or 15d-14(b) under the Exchange Act and 18 U.S.C. 1350.

*	Filed herewith.