Form 10-Q
period 2010-09-30
Medidata Solutions, Inc.
filed 2010-11-10
CIK 1453814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 4, 2010, the registrant had 23,810,771 shares of common stock outstanding.

MEDIDATA SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended September 30, 2010

- i -

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

MEDIDATA SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Amounts in thousands, except per share data)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$18,425	$39,449
Marketable securities	70,647	36,566
Accounts receivable, net of allowance for doubtful accounts of $305 and $197, respectively	21,868	18,887
Prepaid commission expense	2,846	3,045
Prepaid expenses and other current assets	5,957	3,566
Deferred income taxes	139	139

Total current assets	119,882	101,652
Restricted cash	532	532
Marketable securities – long term	—	13,072
Furniture, fixtures and equipment, net	11,288	12,960
Goodwill	9,799	9,799
Intangible assets, net	3,309	4,404
Other assets	1,167	990

Total assets	$145,977	$143,409

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,884	$3,073
Accrued payroll and other compensation	9,202	10,837
Accrued expenses and other	6,554	7,543
Deferred revenue	72,632	69,842
Capital lease obligations	956	2,735

Total current liabilities	91,228	94,030

Noncurrent liabilities:
Deferred revenue, less current portion	17,763	27,868
Capital lease obligations, less current portion	175	781
Other long-term liabilities	813	498

Total noncurrent liabilities	18,751	29,147

Total liabilities	109,979	123,177

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $0.01 per share; 100,000 shares authorized, 23,835 and 22,900 shares issued; 23,797 and 22,895 shares outstanding, respectively	238	229
Additional paid-in capital	120,150	113,674
Treasury stock, 38 and 5 shares, respectively	(474)	(69)
Accumulated other comprehensive loss	(53)	(246)
Accumulated deficit	(83,863)	(93,356)

Total stockholders’ equity	35,998	20,232

Total liabilities and stockholders’ equity	$145,977	$143,409

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues
Application services	$34,522	$25,957	$96,414	$74,145
Professional services	6,580	9,260	22,643	28,702

Total revenues	41,102	35,217	119,057	102,847
Cost of revenues(1)(2)
Application services	6,738	6,006	19,132	17,521
Professional services	6,470	6,458	19,471	19,910

Total cost of revenues	13,208	12,464	38,603	37,431
Gross profit	27,894	22,753	80,454	65,416
Operating costs and expenses:
Research and development(1)	6,450	5,608	19,464	16,894
Sales and marketing(1)(2)	7,493	6,709	22,913	20,167
General and administrative(1)	7,905	7,814	24,679	22,672

Total operating costs and expenses	21,848	20,131	67,056	59,733

Operating income	6,046	2,622	13,398	5,683
Interest and other income (expense):
Interest expense	(48)	(908)	(195)	(1,747)
Interest income	95	10	288	73
Other income (expense), net	25	44	158	36

Total interest and other income (expense), net	72	(854)	251	(1,638)

Income before income taxes	6,118	1,768	13,649	4,045
Provision for income taxes	1,454	219	4,156	602

Net income	$4,664	$1,549	$9,493	$3,443

Earnings per share:
Basic	$0.20	$0.07	$0.41	$0.26

Diluted	$0.20	$0.06	$0.40	$0.17

Weighted average common shares outstanding:
Basic	23,019	22,364	22,878	12,318
Diluted	23,856	23,846	23,738	19,693

(1)Stock-based compensation expense included in cost of revenues and operating costs and expenses is as follows:

Cost of revenues	$240	$124	$525	$280
Research and development	150	129	378	397
Sales and marketing	398	376	1,060	844
General and administrative	1,059	876	2,692	1,907

Total stock-based compensation	$1,847	$1,505	$4,655	$3,428

(2)Amortization expense of intangible assets included in cost of revenues and operating costs and expenses is as follows:

Cost of revenues	$277	$421	$831	$1,262
Sales and marketing	88	36	264	108

Total amortization of intangible assets	$365	$457	$1,095	$1,370

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$9,493	$3,443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,045	7,810
Stock-based compensation	4,655	3,428
Amortization of discounts or premiums on marketable securities	887	—
Excess tax benefit associated with equity awards	(827)	—
Deferred income taxes	44	42
Amortization of debt issuance costs	42	420
Changes in operating assets and liabilities:
Accounts receivable	(2,981)	5,632
Prepaid commission expense	199	60
Prepaid expenses and other current assets	(2,391)	(212)
Other assets	2	(54)
Accounts payable	(57)	(885)
Accrued payroll and other compensation	(1,635)	766
Accrued expenses and other	153	632
Deferred revenue	(7,315)	2,618
Other long-term liabilities	71	7

Net cash provided by operating activities	7,385	23,707

Cash flows from investing activities:
Purchases of furniture, fixtures and equipment	(5,609)	(3,442)
Purchases of available-for-sale securities	(65,169)	—
Proceeds from sale of available-for-sale securities	43,363	—
Decrease in restricted cash	—	13

Net cash used in investing activities	(27,415)	(3,429)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,003	20
Excess tax benefit associated with equity awards	827	—
Repayment of obligations under capital leases	(2,385)	(3,658)
Acquisition of treasury stock	(405)	—
Payment of debt issuance costs	(21)	—
Proceeds from initial public offering, net of underwriting discounts and commissions	—	82,026
Payment of costs associated with initial public offering	—	(4,288)
Payment of preferred stock accumulated accrued dividends	—	(2,282)
Repayment of debt obligation	—	(15,000)

Net cash (used in) provided by financing activities	(981)	56,818

Net (decrease) increase in cash and cash equivalents	(21,011)	77,096
Effect of exchange rate changes on cash and cash equivalents	(13)	20
Cash and cash equivalents — Beginning of period	39,449	9,784

Cash and cash equivalents — End of period	$18,425	$86,900

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (Unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2010	2009
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$147	$1,320

Income taxes	$2,745	$739

Noncash activities:
Furniture, fixtures and equipment acquired through capital lease obligations	$—	$1,186

Furniture, fixtures and equipment acquired but not yet paid for at period-end	$812	$222

Accrued costs associated with initial public offering	$—	$4

Conversion of convertible redeemable preferred stock to common stock	$—	$11,206

Accretion of preferred stock issuance costs	$—	$21

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	ORGANIZATION

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

Except to the extent updated or described below, the Company’s significant accounting policies as of September 30, 2010 are substantially the same as those at December 31, 2009, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 15, 2010.

Basis of Presentation — The accompanying interim condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009, the condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the SEC for interim financial reporting. Accordingly, certain information and footnote disclosures have been condensed or omitted pursuant to SEC rules that would ordinarily be required by GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto for the fiscal year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2010.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments consisting of normal recurring accruals considered necessary to present fairly the Company’s financial position as of September 30, 2010, results of its operations for the three and nine months ended September 30, 2010 and 2009 and cash flows for the nine months ended September 30, 2010 and 2009. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

Segment Information — As defined by ASC 280, Segment Reporting, the Company operates as a single segment, as management makes operating decisions and assesses performance based on one single operating unit. The Company recorded revenues for the three and nine months ended September 30, 2010 and 2009 in the following geographic areas, based on the country in which revenues were generated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
United States of America	$26,102	$23,007	$74,931	$68,675
Japan	4,424	3,831	13,267	10,859
United Kingdom	3,564	3,089	10,506	8,668
Switzerland	2,188	1,496	6,807	4,749
Other	4,824	3,794	13,546	9,896

Total	$41,102	$35,217	$119,057	$102,847

The following table summarizes long-term assets by geographic area as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Long-term assets:
United States of America	$24,490	$39,895
United Kingdom	839	976
Japan	766	886

Total	$26,095	$41,757

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$4,664	$1,549	$9,493	$3,443
Foreign currency translation adjustment	218	(18)	103	191
Net unrealized gain on marketable securities	46	—	90	—

Total comprehensive income	$4,928	$1,531	$9,686	$3,634

Recently Issued Accounting Pronouncements — In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple Deliverable Revenue Arrangements. ASU No. 2009-13 amends the current guidance on arrangements with multiple deliverables under ASC 605-25, Revenue Recognition – Multiple-Element Arrangements, to (a) eliminate the separation criterion that requires entities to establish objective and reliable evidence of fair value for undelivered elements; (b) establish a selling price hierarchy to help entities allocate arrangement consideration to the separate units of account; (c) eliminate the residual allocation method which will be replaced by the relative selling price allocation method for all arrangements; and (d) significantly expand the disclosure requirements. ASU No. 2009-13 is effective for new or materially modified arrangements in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. If early adoption is elected and the period of adoption is not the beginning of the fiscal year, retrospective application from the beginning of the fiscal year of adoption and additional disclosure are required. The Company expects to adopt ASU No. 2009-13 prospectively beginning on January 1, 2011 and is currently evaluating the impact, if any, of these provisions of ASU No. 2009-13 on its consolidated financial statements.

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

In October 2009, the FASB also issued ASU No. 2009-14, Certain Revenue Arrangements that Include Software Elements. ASU No. 2009-14 amends the scoping guidance for software arrangements under ASC 985-605, Software – Revenue Recognition, to exclude tangible products that contain software elements and nonsoftware elements that function together to interdependently deliver the product’s essential functionality. Such tangible products being excluded from ASU No. 2009-14 will instead fall under the scope of ASU No. 2009-13. The FASB also provided several considerations and examples for entities applying this guidance. The effective date for ASU No. 2009-14 is consistent with ASU No. 2009-13 as stated above. The Company expects to adopt ASU No. 2009-14 prospectively and concurrently with ASU No. 2009-13 beginning on January 1, 2011. The Company is currently evaluating the impact, if any, of these provisions of ASU No. 2009-14 on its consolidated financial statements.

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

The Company manages its cash equivalents and marketable securities as a single investment portfolio that is intended to be available to meet the Company’s current cash requirements. Cash equivalents substantially consist of investment in money market funds. Marketable securities, in which we classify as available-for-sale securities, primarily consist of high quality commercial paper, corporate bonds, U.S. government obligations and bank certificates of deposit. Marketable securities with remaining effective maturities of twelve months or less from the balance sheet date are classified as short-term; otherwise, they are classified as long-term on the consolidated balance sheet. The following table provides the Company’s marketable securities by security type as of September 30, 2010 and December 31, 2009 (in thousands):

	As of September 30, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper and corporate bonds	$37,136	$35	$(6)	$37,165
U.S. Treasury and U.S. government agency debt securities	31,207	25	—	31,232
Bank certificates of deposit	2,250	—	—	2,250

Total	$70,593	$60	$(6)	$70,647

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

	As of December 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper and corporate bonds	$33,374	$17	$(49)	$33,342
U.S. Treasury and U.S. government agency debt securities	9,599	—	(4)	9,595
Bank certificates of deposit	6,701	—	—	6,701

Total	$49,674	$17	$(53)	$49,638

Contractual maturities of the Company’s marketable securities as of September 30, 2010 and December 31, 2009 are summarized as follows (in thousands):

	As of September 30, 2010		As of December 31, 2009
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in one year or less	$70,593	$70,647	$36,550	$36,566
Due after one through five years	—	—	13,124	13,072

Total	$70,593	$70,647	$49,674	$49,638

The following table provides the fair market value and the gross unrealized losses of the Company’s marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by security type as of September 30, 2010 and December 31, 2009 (in thousands):

	In Loss Position for Less than 12 Months
	As of September 30, 2010		As of December 31, 2009
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper and corporate bonds	$8,386	$(6)	$15,341	$(49)
U.S. Treasury and U.S. government agency debt securities	—	—	9,595	(4)

Total	$8,386	$(6)	$24,936	$(53)

None of the Company’s marketable securities has been in a continuous unrealized loss position for more than twelve months as of September 30, 2010 and December 31, 2009.

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

At September 30, 2010, the Company had an insignificant gross unrealized loss primarily due to a decrease in the fair value of certain corporate bond securities. The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include:

•	the length of time and extent to which fair value has been lower than the cost basis;

•	the financial condition, credit quality and near-term prospects of the investee; and

•	whether it is more likely than not that the Company will be required to sell the security prior to recovery.

As the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company has determined that the gross unrealized losses on such investments at September 30, 2010 are temporary in nature. Accordingly, the Company did not consider that its investments in marketable securities were other-than-temporarily impaired as of September 30, 2010.

The Company began to invest in marketable securities in October 2009. During the three and nine months ended September 30, 2010, the Company recorded an insignificant amount of net realized gains from the sale of marketable securities.

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

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

Financial assets (excluding cash balances) measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 are summarized as follows (in thousands):

	As of September 30, 2010			As of December 31, 2009
	Fair Value Measurement Using			Fair Value Measurement Using
	Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	$8,867	$—	$8,867	$27,114	$—	$27,114

Total cash equivalents	8,867	—	8,867	27,114	—	27,114

Commercial paper and corporate bonds	—	37,165	37,165	—	33,342	33,342
U.S. Treasury and U.S. government agency debt securities	15,061	16,171	31,232	5,995	3,600	9,595
Bank certificates of deposit	—	2,250	2,250	—	6,701	6,701

Total marketable securities	15,061	55,586	70,647	5,995	43,643	49,638

Total financial assets	$23,928	$55,586	$79,514	$33,109	$43,643	$76,752

The Company’s financial assets that are measured at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy. Investments in money market funds and U.S. Treasury debt securities have been classified as Level 1 since these securities are valued based upon $1.00 net asset value per share or unadjusted quoted prices in active markets. Investments in commercial paper, corporate bonds, U.S. government agency debt securities and bank certificates of deposit have been classified as Level 2 since these securities are valued based on quoted prices in less active markets or significant inputs which are directly or indirectly observable. The valuation techniques used to measure the fair values of corporate bonds and U.S. government agency debt securities were derived from the inputs of market prices from multiple sources at each reporting period. The fair value was then determined based on a consensus price or a weighted average price for each security. For the remaining financial assets classified as Level 2, substantially all of the securities had a short maturity within one year with high credit ratings. Therefore, the valuation techniques used to measure the fair values were primarily derived from accretion of purchase price to its face value over the term of maturity or quoted market prices for similar instruments if available. During the nine months ended September 30, 2010, there were no transfers of financial assets between Level 1 and Level 2.

The carrying amount of accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments.

4.	GOODWILL AND INTANGIBLE ASSETS

There was no change in the carrying amount of goodwill during the first nine months of 2010.

Intangible assets are summarized as follows (in thousands):

		As of September 30, 2010		As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$2,400	$(1,220)	$1,180	$(860)	$1,540
Database	1,900	(966)	934	(681)	1,219
Customer relationships	1,600	(488)	1,112	(224)	1,376
Customer contracts	1,600	(1,517)	83	(1,331)	269

Total	$7,500	$(4,191)	$3,309	$(3,096)	$4,404

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

Annual amortization for the next five years is expected to be as follows (in thousands):

Remainder of year ending December 31, 2010	$364
Years ending December 31,
2011	1,377
2012	1,308
2013	260
2014	—

5.	DEBT

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

Since the Second Modification did not amend the total amount of the $10.0 million revolving line of credit nor change the remaining term, the Company concluded that the borrowing capacity remained unchanged after the amendment. As a result, the $21 thousand of new debt issuance costs incurred from the Second Modification has been deferred and amortized together with the existing unamortized debt issuance costs over the remaining term of the Credit Facility in accordance with ASC 470-50-40-21. As of September 30, 2010, the remaining unamortized balance was approximately $0.2 million and is classified in other assets on the accompanying condensed consolidated balance sheet.

Except for the $0.2 million reduction of the available amount due to a standby letter of credit issued in connection with the office lease executed under the Credit Facility in July 2009, the Revolving Credit Line remains undrawn. As of September 30, 2010, approximately $9.8 million of the Revolving Credit Line was still available for future borrowings.

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

6.	STOCK-BASED COMPENSATION

The Company accounts for the stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. For the three and nine months ended September 30, 2010 and 2009, the components of stock-based compensation expense were summarized in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Stock options	$1,076	$1,146	$3,042	$3,035
Restricted stock awards	771	359	1,613	393

Total stock-based compensation	$1,847	$1,505	$4,655	$3,428

During the three months ended September 30, 2010, the Company did not grant any stock options nor restricted stock awards. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Expected volatility	—	62%	60%	63%
Expected life	—	6 years	6 years	6 years
Risk-free interest rate	—	2.81%	2.47%	2.53%
Dividend yield	—	—	—	—

The following table summarizes the activity under the stock option plans as of September 30, 2010, and changes during the nine months then ended (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	2,813	$8.85
Granted	337	15.35
Exercised	(388)	2.58
Forfeited	(22)	15.10
Expired	(33)	19.50

Outstanding at September 30, 2010	2,707	$10.38	6.61	$24,096

Exercisable at September 30, 2010	1,732	$7.75	5.48	$19,977

Vested and expected to vest at September 30, 2010	2,666	$10.31	6.57	$23,936

The weighted-average grant-date fair value of stock options granted during the three months ended September 30, 2010 and 2009 was none and $10.01, respectively, and the nine months ended September 30, 2010 and 2009 was $8.75 and $8.59, respectively. The total intrinsic value of stock options exercised during the three months ended September 30, 2010 and 2009 was $1.0 million and $0.2 million, respectively, and the nine months ended September 30, 2010 and 2009 was $5.1 million and $0.3 million, respectively.

The following table summarizes the status of the Company’s nonvested restricted stock awards as of September 30, 2010, and changes during the nine months then ended (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2010	286	$14.02
Granted	548	15.35
Vested	(80)	14.02
Forfeited	(9)	14.93

Nonvested at September 30, 2010	745	$14.99

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

As of September 30, 2010, there was a total of $18.8 million of unrecognized compensation cost related to all non-vested stock-based compensation awards granted, as recorded in accordance with ASC 718. This cost is expected to be recognized over a weighted-average remaining period of 2.5 years for stock options and 3.3 years for restricted stock awards. The total fair value of shares vested during the three months ended September 30, 2010 and 2009 was $1.3 million and $1.0 million, respectively, and the nine months ended September 30, 2010 and 2009 was $4.3 million and $3.3 million, respectively.

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

A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2010 and 2009 are shown in the following table (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator
Numerator for basic earnings per share:
Net income	$4,664	$1,549	$9,493	$3,443
Preferred stock dividends and accretion	—	—	—	(243)

Net income available to common stockholders	4,664	1,549	9,493	3,200

Numerator for diluted earnings per share:
Effect of dilutive preferred stock	—	—	—	243

Net income available to common stockholders with assumed conversion	$4,664	$1,549	$9,493	$3,443

Denominator
Denominator for basic earnings per share:
Weighted average common shares outstanding	23,019	22,364	22,878	12,318
Denominator for diluted earnings per share:
Dilutive potential common shares:
Preferred stock	—	—	—	5,977
Stock options	745	1,420	781	1,381
Restricted stock awards	92	62	79	17

Weighted average common shares outstanding with assumed conversion	23,856	23,846	23,738	19,693

Basic earnings per share	$0.20	$0.07	$0.41	$0.26

Diluted earnings per share	$0.20	$0.06	$0.40	$0.17

Total number of anti-dilutive shares of stock options and nonvested stock excluded from calculation of diluted earnings per share	1,228	1,236	1,138	1,017

8.	INCOME TAXES

The Company’s effective tax rate for the three and nine months ended September 30, 2010 was approximately 24% and 30%, respectively. During the third quarter of 2010, the Company’s estimated annual effective tax rate declined from approximately 36% to 30%. This decline primarily resulted from the recent extension of the tax law

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

allowing for higher “bonus” tax-based depreciation on current year capital expenditures and higher overall projected pre-tax income for 2010. In addition, these changes resulted in an offsetting reduction in the valuation allowance which further reduced the annual effective tax rate. The annual effective tax rate of 30% differs from the federal statutory rate of 34% primarily due to the full valuation allowance against the majority of domestic net deferred tax assets, foreign tax rate differential, stock-based compensation and state and local income taxes. For the three and nine months ended September 30, 2009, the Company’s income tax expense consisted primarily of foreign income taxes imposed on its foreign subsidiaries in the United Kingdom and Japan. The Company’s domestic income tax was fully covered by its U.S. federal and state net operating loss carryforwards prior to December 2009.

In assessing the realizability of deferred tax assets, the Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize its existing deferred tax assets. To date, a significant piece of objective negative evidence evaluated has been the cumulative losses incurred over the three year period ended December 31, 2009. Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projections for future growth. Based on this evaluation, as of December 31, 2009 and as updated through September 30, 2010, the Company has provided a valuation allowance against the majority of its domestic net deferred tax assets as their future utilization remains uncertain at this time. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period change or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as the Company’s projections for growth.

In addition to the Company’s initial calculation of the amount of net operating loss carryforwards subject to limitation under Section 382 of the Internal Revenue Code in December 2009, the Internal Revenue Code also allows for an increase in the annual limitation for the five years following an ownership change. Alternatively, such an increase may be determined by treating the ownership change as a “deemed sale of assets” as defined under Section 338 of the Internal Revenue Code (“Section 338”). The Company is currently in the process of completing the evaluation required to elect Section 338 treatment which, among other items, requires an independent third party valuation of the Company. Upon the completion of such evaluation, if the Company decides to elect Section 338 treatment, it could have a significant impact on the Company’s income tax expense and amount of valuation allowance maintained on its net deferred tax assets.

The Company had approximately $0.2 million of gross unrecognized tax benefits as of December 31, 2009. In July 2010, the Company filed the amended tax returns with the state of Texas along with the tax payment, including interest and penalties, of approximately $0.2 million. As a result, the entire balance of unrecognized tax benefits has been removed.

9.	COMMITMENTS AND CONTINGENCIES

Legal Matters — The Company is subject to legal proceedings and claims which have arisen in the ordinary course of business. The Company records an estimated liability for these matters when an adverse outcome is considered to be probable and can be reasonably estimated.

In 2006, it was claimed that certain applications offered to the Company’s customers potentially infringed on intellectual property rights held by a third party (the “Claimant”). As a result of negotiations with the Claimant, the Company entered into a license and settlement agreement in June 2007, pursuant to which the Company licensed the intellectual property held by the Claimant for use in its future sales to customers and settled all past infringement claims. The Company paid a settlement amount of $2.2 million to the Claimant in 2007. In June 2009, the Claimant initiated a lawsuit against the Company claiming breach of contract. The complaint includes allegations that the Company has failed to pay unspecified royalties relating to sales of the Company’s products. The Company believes that the allegations in this lawsuit are without merit. The Company filed an answer in July 2009, denying all material allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims for a declaratory judgment that no royalties are owed with respect to sales of the Company’s products, as well as a counterclaim for Claimant’s breach of the license and settlement agreement. The parties are nearing completion of pre-trial discovery activities. A trial date has not yet been scheduled. Since the probable outcome and the future economic impact of this litigation on the Company remain uncertain, the Company is unable to develop an estimate of its potential liability, if any, as it relates to this litigation. As a result, the Company did not record a liability as of September 30, 2010 nor December 31, 2009. The Claimant also filed patent infringement lawsuits against two of the Company’s customers. See “Indemnification” below for additional information.

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

In 2006, a former employee of the Company made a claim seeking compensation of approximately $1.6 million in relation to a wrongful dismissal lawsuit. Subsequently, the claim was reduced to approximately $1.4 million as of December 31, 2008. The court rendered its decision in January 2009, which awarded approximately $0.1 million to the plaintiff. The plaintiff filed a notice of appeal in September 2009, which remains pending. The Company will continue to vigorously defend this claim until it is ultimately resolved. The Company had accrued approximately $0.6 million and $0.7 million which was included in accrued payroll and other compensation on the accompanying condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009, respectively. Since this accrual is denominated in the same functional currency as the claim in Euros, its balance is subject to change due to foreign currency adjustment.

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

Our customer base has grown from 50 at January 1, 2007 to 204 at September 30, 2010. Our relationships with some of these customers include multiple divisions and business units at various domestic and international locations. We generate revenues from sales to new customers as well as sales and renewals from our existing customers. Our global direct sales organization represents our primary source of sales, with an increasing number of sales generated through our CRO relationships. Our customer retention rate was 91.9% and 93.2% for the nine months ended September 30, 2010 and 2009, respectively. We calculate customer retention based upon the number of customers that existed both at the beginning and end of the relevant period. Traditionally, we maintain a high percentage of customer retention and hence the revenue impact from lost customers is insignificant to our total revenues. Revenues from lost customers for the nine months ended September 30, 2010 and 2009 accounted for 1.2% and 0.5%, respectively, of total prior year revenues. To calculate the impact of customers lost during the period, we consider the revenues recognized from lost customers during the most recent prior fiscal year as a percentage of total company revenues from the same period. We believe revenues from lost customers coupled with customer retention rate give the best sense of volume and scale of customer loss and retention. Our presentation of customer retention and revenues from lost customers may differ from other companies in our industry.

We manage our business as one reportable segment. Historically, we have generated most of our revenues from sales to customers located in the United States. However, revenues generated from customers located in Europe and Asia (including Australia) represent a significant portion of overall revenues. Revenues generated from customers located in Europe represented approximately 24% and 21% of total revenues for the three months ended September 30, 2010 and 2009, respectively, and approximately 24% and 21% of total revenues for the nine months ended September 30, 2010 and 2009, respectively. Revenues generated from customers in Asia represented approximately 12% of total revenues for each of the three months ended September 30, 2010 and 2009, and approximately 13% and 12% of total revenues for the nine months ended September 30, 2010 and 2009, respectively. We expect sales from customers in Europe and Asia to continue to represent a significant portion of total sales as we continue to serve existing and new customers in these markets.

Our backlog is primarily associated with application services and represents the total future contract value of outstanding, multi-study and single-study arrangements, billed and unbilled, at a point in time. Thus, our backlog includes deferred revenue. Revenue generated in any given period is a function of revenue recognized from the beginning of period backlog, contract renewals, and new customer contracts. For this reason, backlog at the beginning of any period is not necessarily indicative of long-term future performance. We monitor as an annual metric the amount of revenues expected to be recognized from backlog over the current fiscal year, or full year backlog. As of January 1, 2010, we had full year backlog of approximately $132 million. We also track, quarterly, the remaining amount of revenue to be recognized from backlog in the current year, or remaining backlog, which as of September 30, 2010 is approximately $41 million. Our presentation of backlog may differ from other companies in our industry.

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

Sources of Revenues

We derive revenues from application services and professional services. Application services consist of multi-study or single-study arrangements, which give our customers the right to use our software solutions, hosting and site support, as well as clinical trial planning software solutions, which enable our customers to effectively manage their trial planning. Professional services consist of assisting our customers and partners with the design, workflow, implementation and management of their clinical trials.

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

Cost of Revenues

Cost of revenues consists primarily of costs related to hosting, maintaining and supporting our application suite and delivering our professional services and support. These costs include salaries, benefits, bonuses and stock-based compensation for our data center and professional services staff. Cost of revenues also includes outside service provider costs, data center and networking expenses and allocated overhead. We allocate overhead such as depreciation and amortization expense, rent and utilities to all departments based on relative headcount. As such, a portion of general overhead expenses are reflected in cost of revenues. The costs associated with providing professional services are recognized as such costs are incurred and are significantly higher as a percentage of revenue than the costs associated with delivering our application services due to the labor costs associated with providing professional services. Over the long term, we believe that cost of revenues as a percentage of total revenues will decrease.

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

Income Tax Expense

Prior to 2009, income tax expense consisted primarily of foreign income taxes imposed on our foreign subsidiaries in the United Kingdom and Japan. We have U.S. federal and state net operating loss carryforwards available to offset future taxable income which do not fully expire until 2028. We do not realize an income tax benefit for the majority of our net operating loss carryforwards and other domestic net deferred tax assets as we have yet to determine that it is more likely than not that our future taxable income will be sufficient to utilize these tax benefits.

In assessing the realizability of our deferred tax assets, including the net operating loss carryforwards, we assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize our existing deferred tax assets. To date, a significant piece of objective negative evidence evaluated has been the cumulative losses incurred over the three year period ended December 31, 2009. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. Based on this evaluation, as of December 31, 2009 and as updated through September 30, 2010, we have provided a valuation allowance against the majority of our domestic net deferred tax assets as their future utilization remains uncertain at this time. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period change or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

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

In addition to our initial calculation of the amount of net operating loss carryforwards subject to limitation under Section 382, the Internal Revenue Code also allows for an increase in the annual limitation for the five years following an ownership change. Alternatively, such an increase may be determined by treating the ownership change as a “deemed sale of assets” as defined under Section 338 of the Internal Revenue Code, or Section 338. We are currently in the process of completing the evaluation required to elect Section 338 treatment which, among other items, requires an independent third party valuation of the company. Upon the completion of such evaluation, if we decide to elect Section 338 treatment, it could have a significant impact on our income tax expense and amount of valuation allowance maintained on our net deferred tax assets.

Overall, excluding any potential impact associated with utilization of net operating loss carryforwards resulting from a Section 338 election, we expect our income tax expense to increase in absolute dollars and as a percentage of our operating income as we become more profitable domestically and our international operations continue to grow.

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

The following table sets forth our consolidated results of operations as a percentage of total revenues for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Application services	84.0%	73.7%	81.0%	72.1%
Professional services	16.0%	26.3%	19.0%	27.9%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
Application services	16.4%	17.1%	16.1%	17.0%
Professional services	15.7%	18.3%	16.4%	19.4%

Total cost of revenues	32.1%	35.4%	32.5%	36.4%

Gross profit	67.9%	64.6%	67.5%	63.6%

Operating costs and expenses:
Research and development	15.7%	15.9%	16.3%	16.4%
Sales and marketing	18.2%	19.1%	19.2%	19.6%
General and administrative	19.2%	22.2%	20.7%	22.0%

Total operating costs and expenses	53.1%	57.2%	56.2%	58.0%

Operating income	14.8%	7.4%	11.3%	5.6%

Three Months Ended September 30, 2010 Compared with Three Months Ended September 30, 2009

Revenues

	Three Months Ended September 30,
	2010		2009		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Revenues:
Application services	$34,522	84.0%	$25,957	73.7%	$8,565	33.0%
Professional services	6,580	16.0%	9,260	26.3%	(2,680)	(28.9)%

Total revenues	$41,102	100.0%	$35,217	100.0%	$5,885	16.7%

Total revenues. Total revenues increased $5.9 million, or 16.7%, to $41.1 million for the three months ended September 30, 2010 from $35.2 million for the same period in 2009. The increase in revenues was primarily due to a $8.6 million increase in revenues from application services, partially offset by a $2.7 million decrease in revenues from professional services. At the start of the third quarter of 2010, we had approximately $75 million of 2010 remaining backlog. As of September 30, 2010, the total 2010 remaining backlog was approximately $41 million.

Application services revenues. Revenues from application services increased $8.6 million, or 33.0%, to $34.5 million for the three months ended September 30, 2010 from $25.9 million for the same period in 2009. The majority of the increase in application services revenues was derived from increased activity in our existing large customers, primarily resulting from new studies and renewals. We also benefited from increased product uptake and cross-selling to existing customers, as well as new customer additions. During the third quarter of 2010, we added 13 customers to reach the total of 204 customers as of September 30, 2010. Revenues from new customers accounted for 29.1% of the total increase in application services revenues. We also continued to benefit from the revenue stream recognized from our multi-study arrangements, which increased by 36.7% compared with the prior period. Revenues also expanded significantly from customers based in Europe compared with the prior period, while revenues from customers based in Asia and North America grew at a steady rate. Revenues from customers based in Europe grew 39.7%, whereas revenues from customers based in Asia and North America grew 31.9% and 31.0%, respectively.

Professional services revenues. Revenues from professional services decreased $2.7 million, or 28.9%, to $6.6 million for the three months ended September 30, 2010 from $9.3 million for the same period in 2009. Our professional services continue to represent a smaller portion of total revenues as our strategy has been to enable our customers to implement studies on their own or through CROs, rather than incurring additional follow-on costs. Consistent with the prior quarter, this has contributed to lower professional services revenues compared with the prior year. An additional factor contributing to the decline was an update to the estimated fair value utilized to determine the value of our professional services revenues.

Cost of Revenues

	Three Months Ended September 30,
	2010		2009		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Cost of revenues:
Application services	$6,738	16.4%	$6,006	17.1%	$732	12.2%
Professional services	6,470	15.7%	6,458	18.3%	12	0.2%

Total cost of revenues	$13,208	32.1%	$12,464	35.4%	$744	6.0%

Total cost of revenues. Total cost of revenues increased $0.7 million, or 6.0%, to $13.2 million for the three months ended September 30, 2010 from $12.5 million for the same period in 2009.

Cost of application services revenues. Cost of application services revenues increased $0.7 million, or 12.2%, to $6.7 million for the three months ended September 30, 2010 from $6.0 million for the same period in 2009. The increase was principally due to an increase in personnel-related costs. We continued to increase staffing levels in our Houston data center to support our growth in business.

Cost of professional services revenues. Cost of professional services remained relatively constant at approximately $6.5 million for the three months ended September 30, 2010 as compared with the same period in 2009. We continued our effort to manage overall personnel-related costs carefully and reduce our reliance on outside consultants. These cost savings were offset by certain slightly higher miscellaneous costs, such as office and travel-related expenses.

Operating Costs and Expenses

	Three Months Ended September 30,
	2010		2009		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Operating costs and expenses:
Research and development	$6,450	15.7%	$5,608	15.9%	$842	15.0%
Sales and marketing	7,493	18.2%	6,709	19.1%	784	11.7%
General and administrative	7,905	19.2%	7,814	22.2%	91	1.2%

Total operating costs and expenses	$21,848	53.1%	$20,131	57.2%	$1,717	8.5%

Total operating costs and expenses. Total operating costs and expenses increased $1.7 million, or 8.5%, to $21.8 million for the three months ended September 30, 2010 from $20.1 million for the same period in 2009. Costs increased in research and development and sales and marketing while general and administrative remains relatively constant.

Research and development expenses. Research and development expenses increased $0.8 million, or 15.0%, to $6.4 million for the three months ended September 30, 2010 from $5.6 million for the same period in 2009. The increase was primarily due to an increase in personnel-related costs of $0.5 million, which was attributable to our increase in staffing levels in order to support our strategy to continue to enhance and broaden our products offerings.

Sales and marketing expenses. Sales and marketing expenses increased $0.8 million, or 11.7%, to $7.5 million for the three months ended September 30, 2010 from $6.7 million for the same period in 2009. The increase was primarily due to higher personnel-related costs of $0.5 million, as we expanded our sales team to support our continuing growth in sales. The increase was also driven by higher travel costs incurred by members of our sales team as a result of increased domestic and international sales efforts.

General and administrative expenses. General and administrative expenses increased $0.1 million, or 1.2%, to $7.9 million for the three months ended September 30, 2010 from $7.8 million for the same period in 2009. The increase was impacted by a higher depreciation and amortization expense resulting from the purchases of certain technology equipment at the end of 2009 and increased costs associated with certain software licenses and maintenance renewals in the current year.

Income Tax Expense

Income tax expense increased $1.2 million to $1.4 million for the three months ended September 30, 2010 from $0.2 million for the same period in 2009. This increase was primarily driven by higher domestic income taxes incurred in 2010 which resulted from our inability to fully utilize our federal net operating loss carryforwards due to a limitation as defined by Section 382. Our effective tax rate for the three months ended September 30, 2010 was approximately 24%, reflecting the impact of the decline in our estimated annual effective tax rate from approximately 36% to 30%. The decline in our estimated annual effective tax rate resulted from the recent extension of the tax law allowing for higher “bonus” tax-based depreciation on current year capital expenditures and higher overall projected pre-tax income for 2010. In addition, these changes resulted in an offsetting reduction in our valuation allowance which further reduced our annual effective tax rate.

For the three months ended September 30, 2009, our total income tax expense primarily consisted of foreign income taxes imposed on our foreign subsidiaries in the United Kingdom and Japan. Our foreign income taxes increased by $0.1 million for the three months ended September 30, 2010 as compared with the same period in 2009, primarily due to the impact of the return to provision adjustments.

Nine Months Ended September 30, 2010 Compared with Nine Months Ended September 30, 2009

Revenues

	Nine Months Ended June 30,
	2010		2009		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Revenues:
Application services	$96,414	81.0%	$74,145	72.1%	$22,269	30.0%
Professional services	22,643	19.0%	28,702	27.9%	(6,059)	(21.1)%

Total revenues	$119,057	100.0%	$102,847	100.0%	$16,210	15.8%

Total revenues. Total revenues increased $16.2 million, or 15.8%, to $119.0 million for the nine months ended September 30, 2010 from $102.8 million for the same period in 2009. The increase in revenues was primarily due to a $22.3 million increase in revenues from application services, partially offset by a $6.1 million decrease in revenues from professional services. At the start of 2010, we had approximately $132 million of full year backlog. As of September 30, 2010, the total 2010 remaining backlog was approximately $41 million.

Application services revenues. Revenues from application services increased $22.3 million, or 30.0%, to $96.4 million for the nine months ended September 30, 2010 from $74.1 million for the same period in 2009. The majority of the increase in application services revenues was derived from increased activity in our existing large customers, primarily resulting from new studies and renewals. We also benefited from increased product uptake and cross-selling to existing customers, as well as new customer additions. We increased the number of customers to 204 compared with 157 a year ago and carried on our success in adding new midmarket customers. Revenues from new customers accounted for 18.8% of the total increase in application services revenues. We also continued to benefit from the revenue stream recognized from our multi-study arrangements, which increased by 39.1% compared with the prior period. Revenues also expanded significantly from international customers compared with the prior period, while revenues from domestic customers grew at a steady rate. Revenues from customers based in Europe and Asia grew 47.1% and 40.7%, respectively, whereas revenues from customers based in North America grew 22.9%.

Professional services revenues. Revenues from professional services decreased $6.1 million, or 21.1%, to $22.6 million for the nine months ended September 30, 2010 from $28.7 million for the same period in 2009. Our professional services continue to represent a smaller portion of total revenues as our strategy has been to enable our customers to implement studies on their own or through CROs, rather than incurring additional follow-on costs. This has contributed to lower professional services revenues compared with the prior year. An additional factor contributing to the decline was an update to the estimated fair value utilized to determine the value of our professional services revenues.

Cost of Revenues

	Nine Months Ended September 30,
	2010		2009		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Cost of revenues:
Application services	$19,132	16.1%	$17,521	17.0%	$1,611	9.2%
Professional services	19,471	16.4%	19,910	19.4%	(439)	(2.2)%

Total cost of revenues	$38,603	32.5%	$37,431	36.4%	$1,172	3.1%

Total cost of revenues. Total cost of revenues increased $1.2 million, or 3.1%, to $38.6 million for the nine months ended September 30, 2010 from $37.4 million for the same period in 2009.

Cost of application services revenues. Cost of application services revenues increased $1.6 million, or 9.2%, to $19.1 million for the nine months ended September 30, 2010 from $17.5 million for the same period in 2009. The increase was principally due to an increase in personnel-related costs. We continued to increase staffing levels in our Houston data center to support our growth in business.

Cost of professional services revenues. Cost of professional services decreased $0.4 million, or 2.2%, to $19.5 million for the nine months ended September 30, 2010 from $19.9 million for the same period in 2009. The decrease was primarily due to lower consulting-related costs and personnel-related costs. The decrease was associated with our continuing effort to reduce our reliance on outside consultants and maintain the utilization level of our existing staff.

Operating Costs and Expenses

	Nine Months Ended September 30,
	2010		2009		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Operating costs and expenses:
Research and development	$19,464	16.3%	$16,894	16.4%	$2,570	15.2%
Sales and marketing	22,913	19.2%	20,167	19.6%	2,746	13.6%
General and administrative	24,679	20.7%	22,672	22.0%	2,007	8.9%

Total operating costs and expenses	$67,056	56.2%	$59,733	58.0%	$7,323	12.3%

Total operating costs and expenses. Total operating costs and expenses increased $7.3 million, or 12.3%, to $67.0 million for the nine months ended September 30, 2010 from $59.7 million for the same period in 2009. Costs increased across the board in each department.

Research and development expenses. Research and development expenses increased $2.6 million, or 15.2%, to $19.5 million for the nine months ended September 30, 2010 from $16.9 million for the same period in 2009. The increase was primarily due to an increase in personnel-related costs of $1.8 million, which was attributable to our increase in staffing levels in order to support our strategy to continue to enhance and broaden our products offerings. The increase was also due to a higher depreciation and amortization expense of $0.4 million due to higher capital expenditure spending.

Sales and marketing expenses. Sales and marketing expenses increased $2.7 million, or 13.6%, to $22.9 million for the nine months ended September 30, 2010 from $20.2 million for the same period in 2009. The increase was primarily due to higher personnel-related costs of $1.7 million, as we expanded our sales team to support our continuing growth in sales. The increase was also driven by higher travel costs of $0.3 million incurred by members of our sales team as a result of increased domestic and international sales efforts. The increase was also due to higher overall marketing costs to support the launch of several new products and existing product upgrades in 2010.

General and administrative expenses. General and administrative expenses increased $2.0 million, or 8.9%, to $24.6 million for the nine months ended September 30, 2010 from $22.6 million for the same period in 2009. The increase was primarily due to an increase in personnel-related costs of $0.9 million, professional fees of $0.7 million and technology-related costs of $0.7 million, partially offset by a lower foreign exchange loss of $0.3 million. The increase in personnel-related costs was primarily due to higher stock-based compensation costs resulting from a full nine months impact in 2010 from our equity awards granted in June 2009, as well as the additional costs associated with our annual equity awards granted in May 2010. The increase also was attributable to higher staffing levels in order to manage our increased administrative workload and other additional costs incurred as a public company. The increase in professional fees was primarily due to higher legal fees incurred in association with certain of our litigation and indemnification obligation matters, as well as additional professional fees incurred as a result of being a public company since June 2009. The increase was also impacted by a higher depreciation and amortization expense resulting from the purchases of certain technology equipment at the end of 2009 and increased costs associated with certain software licenses and maintenance renewals in the current year.

Income Tax Expense

Income tax expense increased $3.6 million to $4.2 million for the nine months ended September 30, 2010 from $0.6 million for the same period in 2009. The increase was primarily driven by higher domestic income taxes incurred in 2010 which resulted from our inability to fully utilize our federal net operating loss carryforwards due to a limitation as defined by Section 382. Our effective tax rate for the nine months ended September 30, 2010 was approximately 30%.

For the nine months ended September 30, 2009, our total income tax expense primarily consisted of foreign income taxes imposed on our foreign subsidiaries in the United Kingdom and Japan. Our foreign income taxes increased by $0.2 million for the nine months ended September 30, 2010 as compared with the same period in 2009, primarily due to the impact of the return to provision adjustments and higher pre-tax income in the current year.

Liquidity and Capital Resources

Our principal sources of liquidity were cash, cash equivalents and marketable securities of $89.1 million at September 30, 2010 and December 31, 2009. Cash and cash equivalents decreased $21.0 million during the first nine months of 2010 primarily due to the net purchases of marketable securities and the funding of capital expenditures. We manage our cash equivalents and marketable securities as a single investment portfolio that is intended to be available to meet our current cash requirements. Cash equivalents substantially consist of investment in money market funds. Marketable securities, in which we classify as available-for-sale securities, primarily consist of high quality commercial paper, corporate bonds, U.S. government debt obligations and bank certificates of deposit. Marketable securities with remaining effective maturities of twelve months or less from the balance sheet date are classified as short-term; otherwise, they are classified as long-term on the consolidated balance sheet.

We have a $10.0 million revolving line of credit under our senior secured credit facility, as amended, that matures in September 2013. Except for the $0.2 million reduction of the available amount due to a standby letter of credit issued in connection with the office lease executed under our credit agreement in July 2009, the revolving line of credit remains undrawn. As of September 30, 2010, approximately $9.8 million of the revolving line of credit was still available for future borrowings. Due to the structure of the credit agreement, any future borrowings under the revolving line of credit will be classified as a current liability. As of September 30, 2010, the effective interest rate for our senior secured credit facility, as amended, was 2.75%, if borrowing under the U.S. London Interbank Offer Rate, or LIBOR, option. See “Revolving Line of Credit” section below for a summary of the second loan modification to our senior secured credit facility.

We believe that our cash flows from operations, existing cash and cash equivalents and highly liquid marketable securities and our availability under our existing revolving line of credit will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for the foreseeable future. For the remainder of 2010, we expect to make approximately $3 million in capital expenditures, primarily to enhance the stability and increase the capacity in our Houston data center. We expect to acquire our capital equipment through purchases as opposed to capital lease arrangements.

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

Cash Flows

Cash Flows Provided By Operating Activities

Cash flows provided by operating activities during the nine months ended September 30, 2010 were $7.4 million, which consisted primarily of a net income of $9.5 million, non-cash adjustments of depreciation and amortization of $7.0 million and stock-based compensation of $4.6 million, partially offset by a decrease in deferred revenue of $7.3 million and an increase in accounts receivable of $3.0 million. The decrease in operating cash flows was primarily due to a decline in large upfront payments received from our customers, as some of our larger customers changed to more periodic payment terms upon their contract renewals. This trend is consistent with our expectation as our SaaS business model continues to evolve.

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

Cash Flows Used In Investing Activities

Cash flows used in investing activities during the nine months ended September 30, 2010 were $27.4 million, which was related to the $65.2 million purchases of marketable securities and the $5.6 million purchases of furniture, fixtures and equipment, partially offset by the $43.4 million in proceeds from the maturity of marketable securities. For the nine months ended September 30, 2010, we did not acquire any equipment through capital lease arrangements.

Cash flows used in investing activities during the nine months ended September 30, 2009 were related to the $3.4 million of purchases of furniture, fixtures and equipment. We also acquired $1.2 million of equipment through capital lease arrangements.

Cash Flows Used In or Provided by Financing Activities

Cash flows used in financing activities during the nine months ended September 30, 2010 were $1.0 million, which was primarily due to $2.4 million of capital lease principal payments and $0.4 million relating to the acquisition of treasury stock in connection with the vesting of restricted stock awards activities, partially offset by $1.0 million of proceeds from stock options exercise and $0.8 million of excess tax benefit realized from stock options exercise and restricted stock awards vesting.

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

Other than stated above, there was no material change in our contractual obligations during the first nine months of 2010.

In 2006, one of our former employees made a claim seeking compensation of approximately $1.6 million in relation to a wrongful dismissal lawsuit. Subsequently, the claim was reduced to approximately $1.4 million as of December 31, 2008. The court rendered its decision in January 2009, which awarded approximately $0.1 million to the plaintiff. The plaintiff filed a timely notice of appeal in September 2009, which remains pending. We will continue to vigorously defend this claim until it is ultimately resolved. We have an accrual of approximately $0.6 million and $0.7 million as of September 30, 2010 and December 31, 2009, respectively, in association with this claim. Since this accrual is denominated in the same functional currency as the claim in Euros, its balance is subject to change due to foreign currency adjustment.

In 2006, it was claimed that certain applications offered to our customers potentially infringed on intellectual property rights held by a third party. As a result of negotiations with the claimant, we entered into a license and settlement agreement in June 2007, pursuant to which we licensed the intellectual property held by the claimant for use in our future sales to customers and settled all past infringement claims. We paid a settlement amount of $2.2 million to the claimant in 2007. In June 2009, the claimant initiated a lawsuit against us claiming breach of contract. The complaint includes allegations that we have failed to pay unspecified royalties relating to sales of our products. We believe that the allegations in this lawsuit are without merit. We filed an answer in July 2009, denying all material allegations and asserting affirmative defenses. We also asserted counterclaims for a declaratory judgment that no royalties are owed with respect to sales of our products, as well as a counterclaim for claimant’s breach of the license and settlement agreement. The parties are nearing completion of pre-trial discovery activities. A trial date has not yet been scheduled. Since the probable outcome and the future economic impact of this litigation on us remain uncertain, we are unable to develop an estimate of our potential liability, if any, as it relates to this litigation. As a result, we did not record a liability as of September 30, 2009 nor December 31, 2009. The claimant also filed patent infringement lawsuits against two of our customers as discussed below.

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

Effects of Recently Issued Accounting Standards

In October 2009, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2009-13, Multiple-Deliverable Revenue Arrangements. ASU No. 2009-13 amends the current guidance on arrangements with multiple deliverables under Accounting Standards Codification, or ASC, 605-25, Revenue

Recognition – Multiple-Element Arrangements, to (a) eliminate the separation criterion that requires entities to establish objective and reliable evidence of fair value for undelivered elements; (b) establish a selling price hierarchy to help entities allocate arrangement consideration to the separate units of account; (c) eliminate the residual allocation method which will be replaced by the relative selling price allocation method for all arrangements; and (d) significantly expand the disclosure requirements. ASU No. 2009-13 is effective for new or materially modified arrangements in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. If early adoption is elected and the period of adoption is not the beginning of the fiscal year, retrospective application from the beginning of the fiscal year of adoption and additional disclosure are required. Retrospective application for all prior periods presented in the financial statements is also permitted, but not required. We expect to adopt ASU No. 2009-13 prospectively beginning on January 1, 2011 and are currently evaluating the impact, if any, of these provisions of ASU No. 2009-13 on our consolidated financial statements.

In October 2009, the FASB also issued ASU No. 2009-14, Certain Revenue Arrangements that Include Software Elements. ASU No. 2009-14 amends the scoping guidance for software arrangements under ASC 985-605, Software – Revenue Recognition, to exclude tangible products that contain software elements and nonsoftware elements that function together to interdependently deliver the product’s essential functionality. Such tangible products being excluded from ASU No. 2009-14 will instead fall under the scope of ASU No. 2009-13. The FASB also provided several considerations and examples for entities applying this guidance. The effective date for ASU No. 2009-14 is consistent with ASU No. 2009-13 as stated above. We expect to adopt ASU No. 2009-14 prospectively and concurrently with ASU No. 2009-13 beginning on January 1, 2011. We are currently evaluating the impact, if any, of these provisions of ASU No. 2009-14 on our consolidated financial statements.

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

Off-Balance Sheet Arrangements

As of September 30, 2010, we did not have any relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $18.4 million at September 30, 2010. Our cash equivalents are invested in money market funds, the fair value of which is not materially affected by fluctuations in interest rates. We also had investment in marketable securities, in which we classify as available-for-sale securities, totaling $70.6 million at September 30, 2010. Substantially all of our marketable securities are fixed income securities, which primarily consist of high quality commercial paper, corporate bonds, U.S. government debt obligations and bank certificates of deposit. The unrestricted cash and cash equivalents as well as marketable securities are held for working capital purposes. We manage our cash equivalents and marketable securities as a single investment portfolio that is intended to be available to meet our current cash requirements. We do not enter into investments for trading or speculative purposes. Due to the short-term nature and high credit ratings of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

We have a floating rate revolving line of credit under our senior secured credit facility, as amended, which is currently undrawn. Accordingly, we will be exposed to fluctuations in interest rates if such revolving line of credit is drawn. Assuming the maximum available amount of our revolving line of credit was drawn as of September 30, 2010, each hundred basis point change in prime rate or LIBOR would result in a change in interest expense by an average of approximately $0.1 million annually.

Exchange Rate Sensitivity

We have two separate exposures to currency fluctuation risk: subsidiaries outside the United States which use a foreign currency as their functional currency which are translated into U.S. dollars for consolidation; and non-U.S. dollar invoiced revenues.

Changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency are translated into U.S. dollars and result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We have translation exposure to various foreign currencies, including the Euro, British Pound Sterling and Japanese Yen. The potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to $0.4 million as of September 30, 2010.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, an evaluation was performed with the participation of our Disclosure Committee and our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon such evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2010.

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

A summary of our repurchases of shares of our common stock for the three months ended September 30, 2010 was as follows:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs
July 1 – July 31, 2010	—	$—	—	—
August 1 – August 31, 2010	4,406	16.74	—	—
September 1 – September 30, 2010	—	—	—	—

Total	4,406	$16.74	—	—

(1)	Represents the number of shares acquired as payment by employees of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under our 2009 Plan.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

The information required by this Item 6 is set forth on the exhibit index that follows the signature page of this report.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIDATA SOLUTIONS, INC.

By:	/s/ BRUCE D. DALZIEL
Bruce D. Dalziel Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)

Date: November 10, 2010

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act.

31.2*	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act.

32.1*	Certification of CEO pursuant to Rules 13a-14(b) or 15d-14(b) under the Exchange Act and 18 U.S.C. 1350.

32.2*	Certification of CFO pursuant to Rules 13a-14(b) or 15d-14(b) under the Exchange Act and 18 U.S.C. 1350.

*	Filed herewith.