Form 10-Q
period 2011-03-31
Medidata Solutions, Inc.
filed 2011-05-10
CIK 1453814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 4, 2011, the registrant had 24,265,835 shares of common stock outstanding.

MEDIDATA SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended March 31, 2011

- i -

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

MEDIDATA SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Amounts in thousands, except per share data)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$36,519	$16,025
Marketable securities	54,552	69,473
Accounts receivable, net of allowance for doubtful accounts of $398 and $308, respectively	29,682	34,268
Prepaid commission expense	2,396	3,087
Prepaid expenses and other current assets	5,126	6,297
Deferred income taxes	3,728	3,731

Total current assets	132,003	132,881
Restricted cash	532	532
Furniture, fixtures and equipment, net	10,240	10,993
Goodwill	9,799	9,799
Intangible assets, net	2,584	2,945
Other assets	2,950	795

Total assets	$158,108	$157,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,360	$2,797
Accrued payroll and other compensation	4,574	11,520
Accrued expenses and other	4,380	4,058
Deferred revenue	65,059	63,228
Capital lease obligations	474	712

Total current liabilities	77,847	82,315

Noncurrent liabilities:
Deferred revenue, less current portion	19,409	20,540
Deferred tax liabilities	3,428	3,418
Capital lease obligations, less current portion	24	68
Other long-term liabilities	449	478

Total noncurrent liabilities	23,310	24,504

Total liabilities	101,157	106,819

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $0.01 per share; 100,000 shares authorized, 24,289 and 24,141 shares issued; 24,236 and 24,089 shares outstanding, respectively	243	241
Additional paid-in capital	124,577	122,015
Treasury stock, 53 and 52 shares, respectively	(474)	(474)
Accumulated other comprehensive loss	(42)	(117)
Accumulated deficit	(67,353)	(70,539)

Total stockholders’ equity	56,951	51,126

Total liabilities and stockholders’ equity	$158,108	$157,945

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Revenues
Application services	$33,405	$29,730
Professional services	7,352	7,912

Total revenues	40,757	37,642
Cost of revenues(1)(2)
Application services	7,142	6,067
Professional services	5,946	6,509

Total cost of revenues	13,088	12,576
Gross profit	27,669	25,066
Operating costs and expenses:
Research and development(1)	7,162	6,334
Sales and marketing(1)(2)	7,947	7,493
General and administrative(1)	9,086	8,295

Total operating costs and expenses	24,195	22,122

Operating income	3,474	2,944
Interest and other income (expense):
Interest expense	(36)	(80)
Interest income	88	93
Other income (expense), net	28	(31)

Total interest and other income (expense), net	80	(18)

Income before income taxes	3,554	2,926
Provision for income taxes	368	1,062

Net income	$3,186	$1,864

Earnings per share:
Basic	$0.14	$0.08

Diluted	$0.13	$0.08

Weighted average common shares outstanding:
Basic	23,411	22,732
Diluted	24,799	23,640

(1) Stock-based compensation expense included in cost of revenues and operating costs and expenses is as follows:
Cost of revenues	$236	$105
Research and development	120	95
Sales and marketing	415	284
General and administrative	969	666

Total stock-based compensation	$1,740	$1,150

(2) Amortization expense of intangible assets included in cost of revenues and operating costs and expenses is as follows:
Cost of revenues	$237	$277
Sales and marketing	124	88

Total amortization of intangible assets	$361	$365

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$3,186	$1,864
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,022	2,593
Stock-based compensation	1,740	1,150
Amortization of discounts or premiums on marketable securities	245	267
Deferred income taxes	14	15
Amortization of debt issuance costs	15	13
Changes in operating assets and liabilities:
Accounts receivable	4,586	234
Prepaid commission expense	(23)	(27)
Prepaid expenses and other current assets	162	56
Other assets	(446)	11
Accounts payable	68	(269)
Accrued payroll and other compensation	(6,946)	(5,756)
Accrued expenses and other	466	(1,993)
Deferred revenue	700	2,860
Other long-term liabilities	(29)	(41)

Net cash provided by operating activities	5,760	977

Cash flows from investing activities:
Purchases of furniture, fixtures and equipment	(495)	(3,368)
Purchases of available-for-sale securities	(21,909)	(17,451)
Proceeds from sale of available-for-sale securities	36,567	2,250

Net cash provided by (used in) investing activities	14,163	(18,569)

Cash flows from financing activities:
Proceeds from exercise of stock options	824	522
Repayment of obligations under capital leases	(282)	(1,050)

Net cash provided by (used in) financing activities	542	(528)

Net increase (decrease) in cash and cash equivalents	20,465	(18,120)
Effect of exchange rate changes on cash and cash equivalents	29	(18)
Cash and cash equivalents — Beginning of period	16,025	39,449

Cash and cash equivalents — End of period	$36,519	$21,311

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$20	$65

Income taxes	$611	$1,672

Noncash activities:
Furniture, fixtures and equipment acquired but not yet paid for at period-end	$870	$546

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	ORGANIZATION

Medidata Solutions, Inc. (“Medidata” or the “Company”) provides software-as-a-service (“SaaS”) based clinical technology solutions that enhance the efficiency of its customers’ clinical development processes from concept to conclusion and optimize their research and development investments. The Company’s solutions allow its customers to optimize clinical development efforts by streamlining the design, planning and management of key aspects of the clinical development process, including protocol development; trial planning and management; user and learning management; randomization and trial supply management; monitoring; Series Adverse Events capture; clinical data capture, management and reporting; advanced trial reporting and analytics; and data flow and interoperability among customers’ multiple trial applications on a worldwide basis.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Except to the extent updated or described below, the Company’s significant accounting policies as of March 31, 2011 are the same as those at December 31, 2010, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2011.

Basis of Presentation — The accompanying interim condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010, the condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010, and the condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2010 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the SEC for interim financial reporting. Accordingly, certain information and footnote disclosures have been condensed or omitted pursuant to SEC rules that would ordinarily be required by GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto for the fiscal year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2011.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments consisting of normal recurring accruals considered necessary to present fairly the Company’s financial position as of March 31, 2011, results of its operations for the three months ended March 31, 2011 and 2010 and cash flows for the three months ended March 31, 2011 and 2010. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Revenue Recognition — The Company derives its revenues from the sale of application services and the rendering of professional services. The Company recognizes revenue when all of the following conditions are satisfied: (1) persuasive evidence of an arrangement exists; (2) service has been delivered to the customer; (3) amount of the fees to be paid by the customer is fixed or determinable; and (4) collection of the fees is reasonably assured or probable.

Application Services

The Company typically enters into multi-study and single-study arrangements that include the sale of software licenses that provide the customer the “right to use” the software, as well as hosting and other support services, to be provided over a specified term. Multi-study arrangements grant the customer the right to manage a predetermined number of clinical trials simultaneously for a term typically ranging from three to five years. Single-study arrangements allow customers to use the Company’s technology on a per trial basis.

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

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

Revenue for multi-study arrangements and several of the Company’s trial planning software solutions where the customer has the ability to self host, or the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another unrelated party to host the software, is recognized in accordance with ASC 985-605, Software – Revenue Recognition.

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

In certain situations, when professional services are sold separate and apart from application services, they are recognized as services are rendered or using a proportional performance method based on services performed for fixed fee professional services.

Multiple-Element Arrangements

The Company may also enter into arrangements to provide a combination of its offerings of application services and professional services.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple Deliverable Revenue Arrangements. ASU No. 2009-13 amends the current guidance on arrangements with multiple deliverables under ASC 605-25, Revenue Recognition – Multiple-Element Arrangements, to:

•	eliminate the separation criterion that requires entities to establish objective and reliable evidence of fair value for undelivered elements;

•	eliminate the residual allocation method which will be replaced by the relative selling price allocation method for all arrangements; and

•	establish a selling price hierarchy to help entities allocate arrangement consideration to the separate units of account. The selling price hierarchy is defined as follows:

•	Vendor-specific objective evidence (“VSOE”) – the price charged for a deliverable when it is sold separately.

•	Third-party evidence (“TPE”) – the price of the vendor’s or any competitor’s largely interchangeable products or services in standalone sales to similarly situated customers.

•	Estimated selling price (“ESP”) – the price best estimated by the vendor and at which the vendor would transact if the deliverable would have been sold by the vendor regularly on a standalone basis.

The Company adopted ASU No. 2009-13 on January 1, 2011. As a result, the revenues for all of the Company’s multiple-element arrangements entered into or materially modified in 2011 are recognized in accordance with the provisions under ASU No. 2009-13.

To qualify as a separate unit of accounting under ASU No. 2009-13, the delivered item must have value to the customer on a standalone basis. The significant deliverables under the Company’s multiple-element arrangements are application services and professional services.

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

The Company determined that the application services have standalone value as such services are often sold separately without professional services. Since the Company provides SaaS based application services, the service components, including license, hosting and support, are combined and accounted for as a separate unit of accounting. The Company uses ESP to determine the selling pricing for application services when sold in multiple-element arrangements, as the Company does not have VSOE for these application services and TPE is not a practical alternative due to differences in features and functionality of other companies’ offerings.

The Company also determined that the professional services have standalone value because those services are sold separately by other vendors. The Company uses ESP to determine the selling price for professional services when sold in multiple-element arrangements, as the Company does not have sufficient reliable pricing data to establish VSOE and TPE is not a practical alternative due to the incompatibility of the services provided by other vendors which affects the pricing comparability.

The Company determines its single-point ESP for application services and professional services as follows:

•

Application services – the Company has developed an internal pricing tool that provides price quotes for application services configurations. Any new and potential customer application service arrangements must be priced through the utilization of the Company’s internal pricing tool. The Company has established an internal committee to monitor compliance and evaluate pricing data on a periodic basis. This evaluation includes the review of actual historical pricing data, market conditions consideration and the review of pricing strategies and practices. Any necessary pricing modification made to the internal pricing tool is supported by the result of such evaluation. Accordingly, the Company’s ESP for application services is obtained from this internal pricing tool.

•

Professional services – the Company evaluates internal historic professional services pricing data to determine average pricing rates by type of professional services rendered. These averages are utilized to determine ESP for professional services, and are reviewed and updated at least annually.

•

The Company believes the effect of changes in either the selling price, or the method, or assumptions used to determine ESP for application services and professional services will not have significant effect on the allocation of the arrangement consideration as the ESP for the above deliverables are based on historic pricing data.

For multiple-element arrangements entered into or materially modified in 2011, the Company allocates the arrangement consideration based on their related ESP. Revenues for deliverables under application services are recognized ratably over the term of the arrangement, beginning with the commencement of the arrangement term, which correlates with the activation of the hosting services, assuming all other revenue recognition criteria are met. The majority of the Company’s professional services under multiple-element arrangements are fixed fee. Therefore, revenues for deliverables under professional services are recognized using a proportional performance method as services are rendered.

For multiple-element arrangements entered into prior to 2011, the Company accounts for these arrangements as a combined single unit of accounting and the related revenues are recognized ratably beginning with the commencement of the arrangement term, assuming all other remaining revenue recognition criteria are met. Revenues for any deliverables included in multiple-element arrangements that are within the scope of ASC 985-605 will continue to be recognized under such accounting standards.

The change in accounting policy in connection with the adoption of ASU No. 2009-13 accelerates the timing of professional services revenue recognition in multiple-element arrangements. For multiple–element arrangements entered into in 2011, the Company recognizes professional services revenues as rendered, subject to the proportional performance methodology, as a separate unit of accounting. For multiple-element arrangements entered into prior to 2011 but materially modified in the current year, the Company recognizes professional services revenues as rendered (based upon the proportional performance method) starting from the date of the modification, and any deferred professional services revenue, as previously required under the former accounting policy, is evaluated and potentially recognized as revenues based upon the completion of detailed review of the total consideration provided in the modified arrangement. See “Deferred Revenue” below for additional information. Finally, the change in accounting policy impacts application services revenue recognition in multiple-element arrangements to the extent that the start of revenue recognition for application services is not dependent upon the delivery of professional services, which was a requirement under the Company’s former single unit of accounting revenue recognition policy for multiple-element arrangements.

For the three months ended March 31, 2011, the total revenues recognized for multiple-element arrangements entered into or materially modified in 2011 was $1.9 million. The total amount of revenues that would have been recognized for the three months ended March 31, 2011 if the same arrangements were accounted for under the pre-amended ASC 605-25 was $0.6 million. For the three months ended March 31, 2011, the Company accelerated $0.7 million of deferred revenue related to multiple-element arrangements materially modified in 2011 as required per the adoption of ASU No. 2009-13.

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

For multiple-element arrangements entered into prior to 2011, management’s estimate of fair value for professional services is used to derive a reasonable approximation for presenting application services and professional services separately in its consolidated financial statements.

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

In connection with the adoption of ASU No. 2009-13 on January 1, 2011, the recognizable portion of any remaining deferred revenue associated with multiple-element arrangements that are materially modified in 2011 is calculated based on an allocation of total arrangement consideration (which includes the consideration of the modified arrangement plus the remaining balance of deferred revenue) to the remaining deliverables on the basis of their relative selling price. If the total arrangement consideration exceeds the sum of the total selling prices for the remaining deliverables, the surplus is recognized as revenues in the period of modification. If the total arrangement consideration does not exceed the sum of the total selling prices for the remaining deliverables, the shortfall is considered a discount and allocated to the remaining deliverables utilizing a relative-selling price method.

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

Segment Information — As defined by ASC 280, Segment Reporting, the Company operates as a single segment, as the chief operating decision maker makes operating decisions and assesses performance based on one single operating unit. The Company recorded revenues in the following geographic areas, based on the country in which revenues were generated and greater than five percent of the total revenues for the three months ended March 31, 2011 and 2010 (in thousands):

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
United States of America	$24,789	$22,939
Japan	5,630	4,412
United Kingdom	3,645	3,402
Switzerland	2,208	2,336
Other	4,485	4,553

Total	$40,757	$37,642

The following table summarizes long-term assets by geographic area as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Long-term assets:
United States of America	$24,814	$23,580
United Kingdom	712	809
Japan	579	675

Total	$26,105	$25,064

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

	Three Months Ended March 31,
	2011	2010
Net income	$3,186	$1,864
Foreign currency translation adjustment	93	(175)
Net unrealized (loss) gain on marketable securities	(18)	30

Total comprehensive income	$3,261	$1,719

Recently Issued Accounting Pronouncements — In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements that Include Software Elements. ASU No. 2009-14 amends the scoping guidance for software arrangements under ASC 985-605, Software – Revenue Recognition, to exclude tangible products that contain software elements and nonsoftware elements that function together to interdependently deliver the product’s essential functionality. Such tangible products being excluded from ASU No. 2009-14 will instead fall under the scope of ASU No. 2009-13. The FASB also provided several considerations and examples for entities applying this guidance. ASU No. 2009-14 is effective for new or materially modified arrangements in fiscal years beginning on or after June 15, 2010. The Company adopted ASU No. 2009-14 prospectively and concurrently with ASU No. 2009-13 on January 1, 2011 and the adoption did not have a material impact on its consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-13, Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades, which amends ASC 718, Compensation – Stock Compensation, to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades must not be considered a market, performance, or service condition. Therefore, an entity should not classify such an award as a liability if it otherwise qualifies for classification in equity. ASU No. 2010-13 is effective for interim and annual periods beginning on or after December 15, 2010. The Company adopted ASU No. 2010-13 on January 1, 2011. All of the Company’s stock-based awards granted to its international employees were classified as equity awards in accordance with its current accounting policy, which is consistent with the accounting treatment

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

contained in this ASU No. 2010-13. Therefore, the adoption of this ASU No. 2010-13 did not have a material impact on the Company’s consolidated financial statements.

3.	MARKETABLE SECURITIES AND FAIR VALUE

The Company manages its cash equivalents and marketable securities as a single investment portfolio that is intended to be available to meet the Company’s current cash requirements. Cash equivalents consist of investment in money market funds and certain commercial paper with maturities of less than three months at purchase. Marketable securities, which the Company classifies as available-for-sale securities, primarily consist of high quality commercial paper, corporate bonds, U.S. government debt obligations, bank certificates of deposit and foreign government bonds. Marketable securities with remaining effective maturities of twelve months or less from the balance sheet date are classified as short-term; otherwise, they are classified as long-term on the consolidated balance sheet. The Company’s investment policy for this portfolio generally requires investments in marketable securities with less than one year to maturity. The following table provides the Company’s marketable securities by security type as of March 31, 2011 and December 31, 2010 (in thousands):

	As of March 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper and corporate bonds	$38,221	$13	$(5)	$38,229
U.S. Treasury and U.S. government agency debt securities	11,533	6	—	11,539
Foreign government bonds	2,534	—	—	2,534
Bank certificates of deposit	2,250	—	—	2,250

Total	$54,538	$19	$(5)	$54,552

	As of December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper and corporate bonds	$44,324	$27	$(3)	$44,348
U.S. Treasury and U.S. government agency debt securities	22,569	11	—	22,580
Foreign government bonds	2,548	—	(3)	2,545

Total	$69,441	$38	$(6)	$69,473

Contractual maturities of the Company’s marketable securities as of March 31, 2011 and December 31, 2010 are summarized as follows (in thousands):

	As of March 31, 2011		As of December 31, 2010
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in one year or less	$54,538	$54,552	$69,441	$69,473
Due after one through five years	—	—	—	—

Total	$54,538	$54,552	$69,441	$69,473

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

The following table provides the fair market value and the gross unrealized losses of the Company’s marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by security type as of March 31, 2011 and December 31, 2010 (in thousands):

	In Loss Position for Less than 12 Months
	As of March 31, 2011		As of December 31, 2010
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper and corporate bonds	$7,012	$(5)	$5,713	$(3)
Foreign government bonds	—	—	2,545	(3)

Total	$7,012	$(5)	$8,258	$(6)

None of the Company’s marketable securities has been in a continuous unrealized loss position for more than twelve months as of March 31, 2011 and December 31, 2010.

At March 31, 2011, the Company had an insignificant gross unrealized loss primarily due to a decrease in the fair value of certain corporate bond securities. The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include:

•	the length of time and extent to which fair value has been lower than the cost basis;

•	the financial condition, credit quality and near-term prospects of the investee; and

•	whether it is more likely than not that the Company will be required to sell the security prior to recovery.

As the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company has determined that the gross unrealized losses on such investments at March 31, 2011 are temporary in nature. Accordingly, the Company did not consider that its investments in marketable securities were other-than-temporarily impaired as of March 31, 2011.

During the three months ended March 31, 2011, the Company recorded an insignificant amount of net realized gains from the sale of marketable securities. No realized gain or loss was recorded for the three month ended March 31, 2010.

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

Financial assets (excluding cash balances) measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 are summarized as follows (in thousands):

	As of March 31, 2011			As of December 31, 2010
	Fair Value Measurement Using			Fair Value Measurement Using
	Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	$7,996	$—	$7,996	$4,556	$—	$4,556
Commercial paper	—	8,998	$8,998	—	3,899	3,899

Total cash equivalents	7,996	8,998	16,994	4,556	3,899	8,455

Commercial paper and corporate bonds	—	38,229	38,229	—	44,348	44,348
U.S. Treasury and U.S. government agency debt securities	11,539	—	11,539	13,051	9,529	22,580
Foreign government bonds	—	2,534	2,534	—	2,545	2,545
Bank certificates of deposit	—	2,250	2,250	—	—	—

Total marketable securities	11,539	43,013	54,552	13,051	56,422	69,473

Total financial assets	$19,535	$52,011	$71,546	$17,607	$60,321	$77,928

The Company’s financial assets that are measured at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy. Investments in money market funds and U.S. Treasury debt securities have been classified as Level 1 since these securities are valued based upon $1.00 net asset value per share or unadjusted quoted prices in active markets. Investments in commercial paper, corporate bonds, U.S. government agency debt securities, bank certificates of deposit and foreign government bonds have been classified as Level 2 since these securities are valued based on quoted prices in less active markets or significant inputs which are directly or indirectly observable. The valuation techniques used to measure the fair values of corporate bonds, U.S. government agency debt securities and foreign government bonds were derived from the inputs of market prices from multiple sources at each reporting period. The fair value was then determined based on a consensus price or a weighted average price for each security. For the remaining financial assets classified as Level 2, substantially all of the securities had a short maturity within one year with high credit ratings. Therefore, the valuation techniques used to measure the fair values were primarily derived from accretion of purchase price to its face value over the term of maturity or quoted market prices for similar instruments if available. During the three months ended March 31, 2011 and 2010, there were no transfers of financial assets between Level 1 and Level 2.

The carrying amounts of all other current financial assets and current financial liabilities reflected in the consolidated balance sheets approximate fair value due to their short-term nature. The Company does not have non-financial assets or liabilities that have been measured at fair value on a nonrecurring basis as of March 31, 2011 and December 31, 2010.

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

4.	GOODWILL AND INTANGIBLE ASSETS

There was no change in the carrying amount of goodwill during the first three months of 2011.

Intangible assets are summarized as follows (in thousands):

		As of March 31, 2011		As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$2,400	$(1,460)	$940	$(1,340)	$1,060
Database	1,900	(1,156)	744	(1,060)	840
Customer relationships	1,600	(700)	900	(576)	1,024
Customer contracts	1,600	(1,600)	—	(1,579)	21

Total	$7,500	$(4,916)	$2,584	$(4,555)	$2,945

Annual amortization for the next five years is expected to be as follows (in thousands):

Remainder of year ending December 31, 2011	$1,016
Years ending December 31,
2012	1,308
2013	260
2014	—
2015	—

5.	STOCK-BASED COMPENSATION

The Company accounts for the stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. For the three months ended March 31, 2011 and 2010, the components of stock-based compensation expense were summarized in the following table (in thousands):

	Three Months Ended March 31,
	2011	2010
Stock options	$1,045	$865
Restricted stock awards	695	285

Total stock-based compensation	$1,740	$1,150

During the three months ended March 31, 2011, the Company did not grant any stock options. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2011	2010
Expected volatility	—	60%
Expected life	—	6 years
Risk-free interest rate	—	2.66%
Dividend yield	—	—

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

The following table summarizes the activity under the stock option plans as of March 31, 2011, and changes during the three months then ended (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	2,384	$11.33
Granted	—	—
Exercised	(128)	6.46
Forfeited	(3)	19.27
Expired	(6)	13.92

Outstanding at March 31, 2011	2,247	$11.59	6.58	$31,424

Exercisable at March 31, 2011	1,526	$9.89	5.79	$23,934

Vested and expected to vest at March 31, 2011	2,214	$11.53	6.55	$31,084

The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2011 and 2010 was none and $9.06, respectively. The total intrinsic value of stock options exercised during the three months ended March 31, 2011 and 2010 was $2.4 million and $2.9 million, respectively.

The following table summarizes the status of the Company’s nonvested restricted stock awards as of March 31, 2011, and changes during the three months then ended (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2011	731	$14.99
Granted	20	26.98
Vested	—	—
Forfeited	(1)	15.35

Nonvested at March 31, 2011	750	$15.31

As of March 31, 2011, there was a total of $15.3 million of unrecognized compensation cost related to all non-vested stock-based compensation awards granted, as recorded in accordance with ASC 718. This cost is expected to be recognized over a weighted-average remaining period of 2.2 years for stock options and 2.9 years for restricted stock awards. The total fair value of shares vested during the three months ended March 31, 2011 and 2010 was $1.1 million and $1.0 million, respectively.

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

A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for the three months ended March 31, 2011 and 2010 are shown in the following table (in thousands, except per share data):

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

	Three Months Ended March 31,
	2011	2010
Numerator
Net income	$3,186	$1,864
Denominator
Denominator for basic earnings per share:
Weighted average common shares outstanding	23,411	22,732
Denominator for diluted earnings per share:
Dilutive potential common shares:
Stock options	1,008	845
Restricted stock awards	380	63

Weighted average common shares outstanding with assumed conversion	24,799	23,640

Basic earnings per share	$0.14	$0.08

Diluted earnings per share	$0.13	$0.08

Total number of anti-dilutive shares of stock options and nonvested stock excluded from calculation of diluted earnings per share	12	1,054

7.	INCOME TAXES

In developing the estimate of the annual effective tax rate for the provision for income taxes for the three months ended March 31, 2011, the Company expects its federal taxable income to be fully offset by its federal net operating loss carryforwards based on the Company’s increased Section 382 limitation resulting from a tax analysis completed in the fourth quarter of 2010. As a result, the Company’s effective tax rate for the three months ended March 31, 2011 was approximately 10%.

In assessing the realizability of deferred tax assets, including the net operating loss carryforwards, the Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize its existing deferred tax assets. A significant piece of objective negative evidence evaluated has been the Company’s history of operating losses since its inception and continuing through 2008. While 2009 and 2010 have resulted in profitability, the existence of and the history of such negative evidence limits the Company’s ability to consider other subjective evidence such as the Company’s projections for future growth. Based on this evaluation, as of March 31, 2011, the Company has provided a valuation allowance against the majority of its domestic net deferred tax assets as their future utilization remains uncertain at this time. The amount of the deferred tax asset considered realizable, however, could be adjusted if forecasts of future taxable income during the carryforward period are ultimately achieved and the Company continues to be profitable.

8.	COMMITMENTS AND CONTINGENCIES

Legal Matters — The Company is subject to legal proceedings and claims which have arisen in the ordinary course of business. The Company records an estimated liability for these matters when an adverse outcome is considered to be probable and can be reasonably estimated.

In 2006, it was claimed that certain applications offered to the Company’s customers potentially infringed on intellectual property rights held by a third party (the “Claimant”). As a result of negotiations with the Claimant, the Company entered into a license and settlement agreement in June 2007, pursuant to which the Company licensed the intellectual property held by the Claimant for use in its future sales to customers and settled all past infringement claims. The Company paid a settlement amount of $2.2 million to the Claimant in 2007. In June 2009, the Claimant initiated a lawsuit against the Company claiming breach of contract. The complaint includes allegations that the Company has failed to pay unspecified royalties relating to sales of the Company’s products. The Company believes that the allegations in this lawsuit are without merit. The Company filed an answer in July 2009, denying all material allegations and asserting numerous affirmative defenses. The Company also asserted

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

counterclaims for a declaratory judgment that no royalties are owed with respect to sales of the Company’s products, as well as a counterclaim for Claimant’s breach of the license and settlement agreement. The parties are nearing completion of pre-trial discovery activities. A trial date has not yet been scheduled. Since the probable outcome and the future economic impact of this litigation on the Company remain uncertain, the Company is unable to develop an estimate of its potential liability, if any, as it relates to this litigation. As a result, the Company did not record a liability as of March 31, 2011 nor December 31, 2010.

On March 4, 2011, DataTrak International, Inc. filed a complaint for alleged patent infringement against the Company in DataTrak International v. Medidata Solutions, C.A. No. 1:11-cv-00458 in the U.S. District Court for the Northern District of Ohio. The complaint asserts infringement of U.S. Patent No. 7,464,087, which claims a method and system for unifying data from a variety of sources. The complaint asserts that the Company infringes the patent owned without providing any details concerning the alleged infringement, and it seeks unspecified damages and injunctive relief. The Company is currently in the process of reviewing the patent and has not yet answered or otherwise responded to the complaint. The probability of a favorable or unfavorable outcome to the Company is unknown and a range of loss, if any, cannot be estimated at this time. As a result, no accrual has been recorded by the Company associated with this complaint.

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in the future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to the factors discussed under the “Risk Factors” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission, or SEC, on March 16, 2011.

The following is a discussion and analysis of our financial condition and results of operations and should be read together with our condensed consolidated financial statements and related notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Overview

We are a leading global provider of software-as-a-service, or SaaS, based clinical technology solutions that enhance the efficiency and timeliness of our customers’ clinical development processes from concept to conclusion, optimizing their research and development investments. Our solutions allow our customers to achieve clinical results more efficiently and effectively by streamlining the design, planning and management of key aspects of the clinical development process, including protocol development, trial planning and management, user and learning management, randomization and trial supply management, monitoring, clinical trial data capture, management and reporting.

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

We use a number of metrics to evaluate and manage our business. These metrics include revenue growth, customer growth, customer retention rate, revenues from lost customers, geographic contribution, and backlog.

Our customer base has grown from 92 at January 1, 2008 to 232 at March 31, 2011. Our relationships with some of these customers include multiple divisions and business units at various domestic and international locations. We generate revenues from sales to new customers as well as sales and renewals from our existing customers. Our global direct sales organization represents our primary source of sales, with an increasing volume of sales generated through our CRO relationships. Our customer retention rate was 97.3% and 100.0% for the three months ended March 31, 2011 and 2010, respectively. We calculate customer retention based upon the number of customers that existed both at the beginning and end of the relevant period. Revenues from lost customers for the three months ended March 31, 2011 and 2010 accounted for 4.0% and 0%, respectively, of total prior year revenues. To calculate the impact of customers lost during the period, we consider the revenues recognized from lost customers during the most recent prior fiscal year as a percentage of total company revenues from the same period. Traditionally, we maintain a high percentage of customer retention and hence the revenue impact from lost customers is insignificant to our total revenues. Our revenues from lost customers for the three months ended March 31, 2011 was impacted by a contract termination which resulted in a one-time acceleration of revenue recognition in the fourth quarter of 2010. We believe revenues from lost customers coupled with customer retention rate give the best sense of volume and scale of customer loss and retention. Our presentation of customer retention and revenues from lost customers may differ from other companies in our industry.

We manage our business as one reportable segment. Historically, we have generated most of our revenues from sales to customers located in the United States. However, revenues generated from customers located in Europe and Asia (including Australia) represent a significant portion of overall revenues. Revenues generated from customers located in Europe represented approximately 23% and 25% of total revenues for the three months ended March 31, 2011 and 2010, respectively. Revenues generated from customers in Asia represented approximately 15% and 13% of total revenues for the three months ended March 31, 2011 and 2010, respectively. We expect sales from customers in Europe and Asia to continue to represent a significant portion of total sales as we continue to serve existing and new customers in these markets.

Our backlog is primarily associated with application services and represents the total future contract value of outstanding, multi-study and single-study arrangements, billed and unbilled, at a point in time. Thus, our backlog includes deferred revenue. Revenue generated in any given period is a function of revenue recognized from the beginning of period backlog, contract renewals, and new customer contracts. For this reason, backlog at the beginning of any period is not necessarily indicative of long-term future performance. We monitor as an annual metric the amount of revenues expected to be recognized from backlog over the current fiscal year, or full year backlog. As of January 1, 2011, we had full year backlog of approximately $135 million. We also track, quarterly, the remaining amount of revenue to be recognized from backlog in the current year, or remaining backlog, which as of March 31, 2011 is approximately $104 million. Our presentation of backlog may differ from other companies in our industry.

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

Our application services are principally provided through multi-study arrangements, which grant customers the right to manage up to a predetermined number of clinical trials for a term generally ranging from three to five years, as well as single-study arrangements that allow customers to use application services for an individual study and/or to evaluate our application services prior to committing to multi-study arrangements. Many of our customers have migrated from single-study arrangements to multi-study arrangements and multi-study arrangements represent the majority of our application services revenues. We also offer other applications that improve efficiencies for clinical trials from concept to conclusion.

Our professional services provide our customers with reliable, repeatable and cost-effective implementation and training in the use of our application services. We also offer consulting services to advise customers on ways to optimize their clinical development process from trial concept to conclusion. Professional services revenues have represented a smaller portion of overall revenues in recent years. We expect professional services revenues to decline as a percentage of total revenues as our customers and partners become more adept at the management and configuration of our technology for their clinical trials as part of our knowledge transfer efforts.

Cost of Revenues

Cost of revenues consists primarily of costs related to hosting, maintaining and supporting our application suite and delivering our professional services and support. These costs include salaries, benefits, bonuses and stock-based compensation for our data center and professional services staff. Cost of revenues also includes costs associated with our data center, including networking and related depreciation expense; as well as outside service provider costs, amortization expense and general overhead. We allocate general overhead, such as applicable shared rent and utilities, to cost of revenues based on relative headcount. The costs associated with providing professional services are recognized as such costs are incurred. Over the long term, we believe that cost of revenues as a percentage of total revenues will decrease.

Operating Costs and Expenses

Research and Development. Research and development expenses consist primarily of personnel and related expenses for our research and development staff, including salaries, benefits, bonuses and stock-based compensation, the cost of certain third-party service providers and allocated overhead. We have focused our research and development efforts on expanding the functionality and ease of use of our applications. We expect research and development costs to increase in absolute dollars in the future as we intend to release new features and functionality designed to maximize the efficiency and effectiveness of the clinical development process for our customers. Over the long term, we believe that research and development expenses as a percentage of total revenues will decline slightly as a percentage of total revenues.

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

General and Administrative. General and administrative expenses consist primarily of personnel and related expenses for executive, legal, quality assurance, finance and human resource departments, including salaries, benefits, bonuses and stock-based compensation, professional fees, insurance premiums, allocated overhead and other corporate expenses. On an ongoing basis, we expect general and administrative expenses to increase modestly in absolute dollars as we continue to add administrative personnel and incur additional professional fees and other expenses resulting from continued growth and the compliance requirements of operating as a public company. Over the long term, we believe that general and administrative expenses as a percentage of total revenues will decrease.

Income Tax Expense

Prior to 2009, income tax expense consisted primarily of foreign income taxes imposed on our foreign subsidiaries in the United Kingdom and Japan. Due to the cumulative impact of our initial public offering, or IPO, in June 2009, coupled with our secondary offering in December 2009, an ownership change as defined by Section 382 of the Internal Revenue Code, or Section 382, occurred in early December 2009. As a result, utilization of our federal net operating loss carryforwards are subject to an annual limitation under Section 382. During the fourth quarter of 2010, we completed a tax analysis which enabled us to increase our Section 382 limitation. Pursuant to the Internal Revenue Service guidance, we are entitled to an increase in Section 382 limitation by assuming a deemed sale of assets, which is calculated based on a valuation of all of our assets and liabilities. Based upon the completion of such valuation, we were able to increase our Section 382 limitation by an additional $17 million to the total of $31 million. As a result, our federal taxable income is expected to be fully offset by our federal net operating loss carryforwards. In addition, beginning in 2009, we have been subject to state income taxes for certain jurisdictions where we do not have net operating loss carryforwards to apply against our taxable income and due to temporary suspension of net operating loss carryforward utilization in California.

We have U.S. federal and state net operating loss carryforwards available to offset future taxable income which do not fully expire until 2028. We do not realize an income tax benefit for the majority of our net operating loss carryforwards and other domestic net deferred tax assets in our financial statements as we have yet to determine that it is more likely than not that our future taxable income will be sufficient to utilize these tax benefits.

In assessing the realizability of our deferred tax assets, including the net operating loss carryforwards, we assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize our existing deferred tax assets. A significant piece of objective negative evidence evaluated has been our history of operating losses since our inception and continuing through 2008. While 2009 and 2010 have resulted in profitability, the existence of and the history of such negative evidence limits our ability to consider other subjective evidence such as our projections for future growth. Based on this evaluation, as of March 31, 2011, we have provided a valuation allowance against the majority of our domestic net deferred tax assets as their future utilization remains uncertain at this time. The amount of the deferred tax asset considered realizable, however, could be adjusted if forecasts of future taxable income during the carryforward period are ultimately achieved and we continue to be profitable.

With the increase in our Section 382 limitation, we expect that it will take a shorter period of time than previously estimated to fully utilize our federal net operating loss carryforwards. We also do not expect our provision for federal income tax to increase in the near term. However, this expectation could change if sufficient positive evidence exists in the future resulting in release of our valuation allowance. In addition, we expect our overall income tax expense to increase in absolute dollars due to state and local income taxes, as well as foreign income taxes as our income from international operations continue to grow.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Our critical accounting policies, including the assumptions and judgments underlying them, require the application of significant judgment in the preparation of our financial statements, and as a result they are subject to a greater degree of uncertainty. In applying these policies, we use our judgment to determine the appropriate assumptions to be used in calculating estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from those estimates. Our critical accounting policies consist of revenue recognition, stock-based compensation, goodwill and intangibles and income taxes. Except to the extent updated or described below, our critical accounting policies as of March 31, 2011 are the same as those at December 31, 2010, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

In certain situations, when professional services are sold separate and apart from application services, they are recognized as services are rendered or using a proportional performance method based on services performed for fixed fee professional services.

Multiple-Element Arrangements

We may also enter into arrangements to provide a combination of our offerings of application services and professional services. Our professional services are typically sold together with application services as a component of a single-study or multi-study arrangement.

On January 1, 2011, we adopted Accounting Standards Update, or ASU, No. 2009-13, Multiple Deliverable Revenue Arrangements, which amends current guidance on arrangements with multiple deliverables under Accounting Standards Codification, or ASC, 605-25, Revenue Recognition – Multiple-Element Arrangements. As a result, the revenues for all of our multiple-element arrangements entered into or materially modified in 2011 are recognized in accordance with the provisions under ASU No. 2009-13.

To qualify as a separate unit of accounting under ASU No. 2009-13, the delivered item must have value to the customer on a standalone basis. The significant deliverables under our multiple-element arrangements are application services and professional services.

We determined that the application services have standalone value as such services are often sold separately without professional services. Since we provide SaaS based application services, the service components, including license, hosting and support, are combined and accounted for as a separate unit of accounting. We use, estimated selling price, or ESP, to determine the selling pricing for application services when sold in multiple-element arrangements, as we do not have, vendor-specific objective evidence, or VSOE, for these application services and third-party evidence, or TPE, is not a practical alternative due to differences in features and functionality of other companies’ offerings.

We also determined that the professional services have standalone value because those services are sold separately by other vendors. We use ESP to determine the selling price for professional services when sold in multiple-element arrangements, as we do not have sufficient reliable pricing data to establish VSOE and TPE is not a practical alternative due to the incompatibility of the services provided by other vendors which affects the pricing comparability.

We determine our single-point ESP for application services and professional services as follows:

Application services – we have developed an internal pricing tool that provides price quotes for application services configurations. Any new and potential customer application service arrangements must be priced through the utilization of our internal pricing tool. We have established an internal committee to monitor compliance and evaluate pricing data on a periodic basis. This evaluation includes the review of historical pricing data, market conditions consideration and the review of pricing strategies and practices. Any necessary pricing modification made to the internal pricing tool is supported by the result of such evaluation. Accordingly, our ESP for application services is obtained from this internal pricing tool.

Professional services – we evaluate internal historic professional services pricing data to determine average pricing rates by type of professional services rendered. These averages are utilized to determine ESP for professional services, and are reviewed and updated at least annually.

We believe the effect of changes in either the selling price, or the method, or assumptions used to determine ESP for application services and professional services will not have significant effect on the allocation of the arrangement consideration as the ESP for the above deliverables are based on historic pricing data.

For multiple-element arrangements entered into or materially modified in 2011, we allocate the arrangement consideration based on their related ESP. Revenues for deliverables under application services are recognized ratably over the term of the arrangement, beginning with the commencement of the arrangement term, which correlates with the activation of the hosting services, assuming all other revenue recognition criteria are met. The majority of our professional services under multiple-element arrangements are fixed fee. Therefore, revenues for deliverables under professional services are recognized using a proportional performance method as services are rendered.

For multiple-element arrangements entered into prior to 2011, we account for these arrangements as a combined single unit of accounting and the related revenues are recognized ratably beginning with the commencement of the arrangement term, assuming all other remaining revenue recognition criteria are met. Revenues for any deliverables included in multiple-element arrangements that are within the scope of ASC 985-605, Software – Revenue Recognition, will continue to be recognized under such accounting standards.

In addition, for multiple-element arrangements entered into prior to 2011, management’s estimate of fair value for professional services is used to derive a reasonable approximation for presenting application services and professional services separately in our consolidated financial statements.

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

In connection with our adoption of ASU 2009-13 on January 1, 2011, the recognizable portion of any remaining deferred revenue associated with multiple-element arrangements that are materially modified in 2011 is calculated based on an allocation of the total arrangement consideration (which includes the consideration of the modified arrangement plus the remaining balance of deferred revenue) to the remaining deliverables on the basis of their relative selling price. If the total arrangement consideration exceeds the sum of the total selling prices for the remaining deliverables, the surplus is recognized as revenues in the period of modification. If the total arrangement consideration does not exceed the sum of the total selling prices for the remaining deliverables, the shortfall is considered a discount and allocated to the remaining deliverables utilizing a relative-selling price method.

Results of Operations

We recognize revenues from application services arrangements ratably over the terms of these arrangements. As a result, a substantial majority of our application services revenues in each quarter are generated from arrangements entered into during prior periods. Consequently, an increase or a decrease in new application services arrangements in any one quarter may not significantly affect our results of operations in that quarter.

Additionally, prior to 2011, when we sold application services and professional services in a multiple-element arrangement, which is our typical practice, we recognized revenues from professional services ratably over the term of the arrangement, rather than as the professional services were delivered, which varied throughout the arrangement term. Accordingly, a significant portion of the revenues for professional services performed in any reporting period had been deferred to future periods. In connection with our adoption of ASU No. 2009-13 on January 1, 2011 as noted in our critical accounting policies, we recognize revenues from professional services as delivered for any multiple-element arrangements entered into or materially modified in 2011. Regardless of revenue recognition, we recognize expenses related to our professional services in the period in which the expenses are incurred.

As a result, our professional services revenues and gross margin for any past or future reporting period associated with the multiple-element arrangements entered into prior to January 1, 2011 may not be reflective of the professional services delivered during that reporting period or of the current business trends with respect to our professional services.

The following table sets forth our consolidated results of operations as a percentage of total revenues for the periods shown:

	Three Months Ended March 31,
	2011	2010
Revenues:
Application services	82.0%	79.0%
Professional services	18.0%	21.0%

Total revenues	100.0%	100.0%

Cost of revenues:
Application services	17.5%	16.1%
Professional services	14.6%	17.3%

Total cost of revenues	32.1%	33.4%

Gross profit	67.9%	66.6%

Operating costs and expenses:
Research and development	17.6%	16.8%
Sales and marketing	19.5%	19.9%
General and administrative	22.3%	22.0%

Total operating costs and expenses	59.4%	58.7%

Operating income	8.5%	7.9%

Three Months Ended March 31, 2011 Compared with Three Months Ended March 31, 2010

Revenues

	Three Months Ended March 31,
	2011		2010		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Revenues:
Application services	$33,405	82.0%	$29,730	79.0%	$3,675	12.4%
Professional services	7,352	18.0%	7,912	21.0%	(560)	(7.1)%

Total revenues	$40,757	100.0%	$37,642	100.0%	$3,115	8.3%

Total revenues. Total revenues increased $3.1 million, or 8.3%, to $40.8 million for the three months ended March 31, 2011 from $37.6 million for the same period in 2010. The increase in revenues was primarily due to a $3.7 million increase in revenues from application services, partially offset by a $0.6 million decrease in revenues from professional services. At the start of 2011, we had approximately $135 million of 2011 full year backlog. As of March 31, 2011, the total 2011 remaining backlog was approximately $104 million.

Application services revenues. Revenues from application services increased $3.7 million, or 12.4%, to $33.4 million for the three months ended March 31, 2011 from $29.7 million for the same period in 2010. The majority of the increase in application services revenues was derived from increased activity in our existing large and midmarket customers, primarily resulting from new studies and renewals. We also benefited from increased product uptake and cross-selling to existing customers, as well as new customer additions. During the first quarter of 2011, we added 19 customers to reach a total of 232 customers as of March 31, 2011. Revenues from new customers accounted for 58% of the total increase in application services revenues. Revenues also expanded significantly from customers based in Asia and North America, which grew 42% and 11%, respectively, whereas revenues from customers based in Europe grew slightly, as compared with the prior period.

Professional services revenues. Revenues from professional services decreased $0.6 million, or 7.1%, to $7.4 million for the three months ended March 31, 2011 from $7.9 million for the same period in 2010. Our professional services continue to represent a smaller portion of total revenues as our strategy has been to enable our customers to implement studies on their own or through CROs, rather than incurring additional follow-on costs. Since 2010, this has contributed to lower professional services revenues. An additional factor contributing to the decline was an update to the estimated fair value utilized to determine the value of our professional services revenues associated with our multiple-element arrangements entered into prior to 2011. The decrease in professional services revenues was partially offset by recognition of additional revenues in connection with our adoption of ASU No. 2009-13 which accelerated the timing of our professional services revenue recognition under the multiple-element arrangements.

Cost of Revenues

	Three Months Ended March 31,
	2011		2010		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Cost of revenues:
Application services	$7,142	17.5%	$6,067	16.1%	$1,075	17.7%
Professional services	5,946	14.6%	6,509	17.3%	(563)	(8.6)%

Total cost of revenues	$13,088	32.1%	$12,576	33.4%	$512	4.1%

Total cost of revenues. Total cost of revenues increased $0.5 million, or 4.1%, to $13.1 million for the three months ended March 31, 2011 from $12.6 million for the same period in 2010.

Cost of application services revenues. Cost of application services revenues increased $1.1 million, or 17.7%, to $7.1 million for the three months ended March 31, 2011 from $6.0 million for the same period in 2010. The increase was primarily due to an increase in personnel-related costs of $0.9 million. We continued to increase staffing levels in our Houston data center to support our growth in business. The remaining increase in cost of application services revenues was primarily attributable to higher technology-related expenses, as we continued to enhance our technology infrastructure to support our overall growth.

Cost of professional services revenues. Cost of professional services decreased $0.6 million, or 8.6%, to $5.9 million for the three months ended March 31, 2011 from $6.5 million for the same period in 2010. The decrease was primarily due to lower personnel-related costs resulting from decline in headcount, which is consistent with our expectation on professional services where our business strategy is to reduce our customers’ cost of ownership.

Operating Costs and Expenses

	Three Months Ended March 31,
	2011		2010		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Operating costs and expenses:
Research and development	$7,162	17.6%	$6,334	16.8%	$828	13.1%
Sales and marketing	7,947	19.5%	7,493	19.9%	454	6.1%
General and administrative	9,086	22.3%	8,295	22.0%	791	9.5%

Total operating costs and expenses	$24,195	59.4%	$22,122	58.7%	$2,073	9.4%

Total operating costs and expenses. Total operating costs and expenses increased $2.1 million, or 9.4%, to $24.2 million for the three months ended March 31, 2011 from $22.1 million for the same period in 2010. Costs increased in each department with the largest percentage increase in research and development.

Research and development expenses. Research and development expenses increased $0.8 million, or 13.1%, to $7.1 million for the three months ended March 31, 2011 from $6.3 million for the same period in 2010. The increase was primarily due to an increase in personnel-related costs of $0.3 million, which was attributable to our increase in staffing levels in order to support our strategy to continue to enhance and broaden our products offerings. The increase was also due to an increase in technology-related expenses of $0.3 million to support our overall growth in research and development.

Sales and marketing expenses. Sales and marketing expenses increased $0.4 million, or 6.1%, to $7.9 million for the three months ended March 31, 2011 from $7.5 million for the same period in 2010. The increase was principally due to higher personnel-related costs, as we expanded our sales team to support our continuing growth in sales, and a higher stock-based compensation expense.

General and administrative expenses. General and administrative expenses increased $0.8 million, or 9.5%, to $9.1 million for the three months ended March 31, 2011 from $8.3 million for the same period in 2010. The increase was primarily due to an increase in personnel-related costs of $0.5 million and technology-related expense of $0.2 million. The increase in personnel-related costs was primarily resulted from a higher stock-based compensation expense. The increased technology-related expense was driven by certain multi-year software licenses and maintenance purchased subsequent to the first quarter of the prior year.

Income Tax Expense

Income tax expense decreased $0.7 million to $0.4 million for the three months ended March 31, 2011 from $1.1 million for the same period in 2010. This decrease was primarily due to our ability to fully utilize our federal net operating loss carryforwards to offset federal taxable income as a result of the increased Section 382 limitation based upon our tax analysis completed in the fourth quarter of 2010. Our foreign income taxes were fairly consistent for the three months ended March 31, 2011 as compared with the same period in 2010.

Liquidity and Capital Resources

Our principal sources of liquidity were cash, cash equivalents and marketable securities of $91.1 million at March 31, 2011 and $85.5 million at December 31, 2010. Cash and cash equivalents increased $20.4 million during the first three months of 2011 primarily due to net proceeds from our sale of marketable securities and our strong collection from our accounts receivable, partially offset by our annual bonus payments. We manage our cash equivalents and marketable securities as a single investment portfolio that is intended to be available to meet our current cash requirements. Cash equivalents substantially consist of investment in money market funds and certain commercial paper with maturities of less than three months at purchase. Marketable securities, which we classify as available-for-sale securities, primarily consist of high quality commercial paper, corporate bonds, U.S. government debt obligations, bank certificates of deposit and foreign government bonds. Marketable securities with remaining effective maturities of twelve months or less from the balance sheet date are classified as short-term; otherwise, they are classified as long-term on the consolidated balance sheet. Our investment policy for this investment portfolio generally requires investments in securities with less than one year to maturity.

We have a $10.0 million revolving line of credit under our senior secured credit facility, as amended, that matures in September 2013. Except for the $0.3 million reduction of the available amount due to several standby letters of credit issued in connection with office leases executed under our credit agreement in July 2009 and March 2011, the revolving line of credit remains undrawn. As of March 31, 2011, approximately $9.7 million of the revolving line of credit was still available for future borrowings. Due to the structure of the credit agreement, any future borrowings under the revolving line of credit will be classified as a current liability. As of March 31, 2010, the effective interest rate for our senior secured credit facility, as amended, was 2.74%, if borrowing under the U.S. London Interbank Offer Rate, or LIBOR, option. We are in compliance with all covenants under our senior secured credit facility, as amended, as of March 31, 2011.

We believe that our cash flows from operations, existing cash and cash equivalents and highly liquid marketable securities and our availability under our existing revolving line of credit will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for the foreseeable future. For the remainder of 2011, we expect to make approximately $6 to $7 million in capital expenditures, primarily to enhance our infrastructure and increase the capacity in our Houston data center, as well as to enhance our computer equipment across various corporate functions. We expect to acquire our capital equipment through purchases as opposed to capital lease arrangements.

Cash Flows

Cash Flows Provided By Operating Activities

Cash flows provided by operating activities during the three months ended March 31, 2011 were $5.8 million, which consisted primarily of a net income of $3.2 million, non-cash adjustments of depreciation and amortization of $2.0 million and stock-based compensation of $1.7 million, a decrease in accounts receivable of $4.6 million, partially offset by a decrease in accrued payroll and other compensation of $6.9 million. The decrease in accounts receivable was due to higher cash collections as we continue to collect on invoices that were delayed during the fourth quarter of 2010 as a result of the installation of a new Enterprise Resource Planning system. The decrease in accrued payroll and other compensation was the result of our payment of annual bonuses.

Cash flows provided by operating activities during the three months ended March 31, 2010 were $1.0 million, which consisted primarily of a net income of $1.9 million, non-cash adjustments of depreciation and amortization of $2.6 million and stock-based compensation of $1.2 million, an increase in deferred revenue of $2.9 million, partially offset by a decrease in accrued expense and accrued payroll and other compensation of $7.7 million. The increase in operating cash flows was primarily due to strong customer collection activity, partially offset by the payment of our annual bonuses, income taxes and indemnification obligation settlement.

Cash Flows Provided by or Used In Investing Activities

Cash flows provided by investing activities during the three months ended March 31, 2011 were $14.2 million, which was related to the $36.6 million in proceeds from the sale of marketable securities, partially offset by the $21.9 million purchases of marketable securities and the $0.5 million purchases of furniture, fixtures and equipment. For the three months ended March 31, 2011, we did not acquire any equipment through capital lease arrangements.

Cash flows used in investing activities during the three months ended March 31, 2010 were $18.6 million, which was related to the $17.5 million purchases of marketable securities and the $3.4 million purchases of furniture, fixtures and equipment, partially offset by the $2.3 proceeds from the maturity of marketable securities. For the three months ended March 31, 2010, we did not acquire any equipment through capital lease arrangements.

Cash Flows Provided by or Used In Financing Activities

Cash flows provided by financing activities during the three months ended March 31, 2011 were $0.5 million, which was primarily due to $0.8 million of proceeds from stock options exercise, partially offset by $0.3 million of capital lease principal payments.

Cash flows used in financing activities during the three months ended March 31, 2010 were $0.5 million, which was primarily due to $1.0 million of capital lease principal payments, partially offset by $0.5 million of proceeds from stock options exercise.

Contractual Obligations, Commitments and Contingencies

In March 2011, we entered into a lease amendment to renew and expand our office in Conshohocken, Pennsylvania. Pursuant to the amended lease agreement, the renewed lease has a term of five years which will expire in June 2016. The expansion will provide us a total office space of 10,297 rentable square feet. The total amount of obligations is approximately $1.3 million over the term of this amended lease agreement.

Other than stated above, there was no material change in our contractual obligations during the first three months of 2011.

In 2006, it was claimed that certain applications offered to our customers potentially infringed on intellectual property rights held by a third party. As a result of negotiations with the claimant, we entered into a license and settlement agreement in June 2007, pursuant to which we licensed the intellectual property held by the claimant for use in our future sales to customers and settled all past infringement claims. We paid a settlement amount of $2.2 million to the claimant in 2007. In June 2009, the claimant initiated a lawsuit against us claiming breach of contract. The complaint includes allegations that we have failed to pay unspecified royalties relating to sales of our products. We believe that the allegations in this lawsuit are without merit. We filed an answer in July 2009, denying all material allegations and asserting affirmative defenses. We also asserted counterclaims for a declaratory judgment that no royalties are owed with respect to sales of our products, as well as a counterclaim for claimant’s breach of the license and settlement agreement. The parties are nearing completion of pre-trial discovery activities. A trial date has not yet been scheduled. Since the probable outcome and the future economic impact of this litigation on us remain uncertain, we are unable to develop an estimate of our potential liability, if any, as it relates to this litigation. As a result, we did not record a liability as of March 31, 2011 nor December 31, 2010.

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

On March 4, 2011, DataTrak International, Inc. filed a complaint for alleged patent infringement against us in DataTrak International v. Medidata Solutions, C.A. No. 1:11-cv-00458 in the U.S. District Court for the Northern District of Ohio. The complaint asserts infringement of U.S. Patent No. 7,464,087, which claims a method and system for unifying data from a variety of sources. The complaint asserts that we infringe the patent owned without providing any details concerning the alleged infringement, and it seeks unspecified damages and injunctive relief. We are currently in process of reviewing the patent and have not yet answered or otherwise responded to the complaint. The probability of a favorable or unfavorable outcome to us is unknown and a range of loss, if any, cannot be estimated at this time. As a result, no accrual has been recorded by us associated with this complaint.

Effects of Recently Issued Accounting Standards

In October 2009, the Financial Accounting Standards Board, or FASB issued ASU No. 2009-14, Certain Revenue Arrangements that Include Software Elements. ASU No. 2009-14 amends the scoping guidance for software arrangements under ASC 985-605, Software – Revenue Recognition, to exclude tangible products that contain software elements and nonsoftware elements that function together to interdependently deliver the product’s essential functionality. Such tangible products being excluded from ASU No. 2009-14 will instead fall under the scope of ASU No. 2009-13. The FASB also provided several considerations and examples for entities applying this guidance. ASU No. 2009-14 is effective for new or materially modified arrangements in fiscal years beginning on or after June 15, 2010. We adopted ASU No. 2009-14 prospectively and concurrently with ASU No. 2009-13 on January 1, 2011 and the adoption did not have a material impact on our consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-13, Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades, which amends ASC 718, Compensation – Stock Compensation, to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades must not be considered a market, performance, or service condition. Therefore, an entity should not classify such an award as a liability if it otherwise qualifies for classification in equity. ASU No. 2010-13 is effective for interim and annual periods beginning on or after December 15, 2010. We adopted ASU No. 2010-13 on January 1, 2011. All of our stock-based awards granted to our international employees were classified as equity awards in accordance with our current accounting policy, which is consistent with the accounting treatment contained in this ASU No. 2010-13. Therefore, the adoption of this ASU No. 2010-13 did not have a material impact on our consolidated financial statements.

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

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $36.5 million at March 31, 2011. Our cash equivalents are invested in money market funds and certain commercial paper with maturities of less than three months of purchase, the fair value of which is not materially affected by fluctuations in interest rates. We also had investment in marketable securities, which we classify as available-for-sale securities, totaling $54.6 million at March 31, 2011. Substantially all of our marketable securities are fixed income securities, which primarily consist of high quality commercial paper, corporate bonds, U.S. government debt obligations, bank certificates of deposit and foreign government bonds. The unrestricted cash and cash equivalents as well as marketable securities are held for working capital purposes. We manage our cash equivalents and marketable securities as a single investment portfolio that is intended to be available to meet our current cash requirements. We do not enter into investments for trading or speculative purposes. Due to the short-term nature and high credit ratings of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

We have a floating rate revolving line of credit under our senior secured credit facility, as amended, which is currently undrawn. Accordingly, we will be exposed to fluctuations in interest rates if such revolving line of credit is drawn. Assuming the maximum available amount of our revolving line of credit was drawn as of March 31, 2011, each hundred basis point change in prime rate or LIBOR would result in a change in interest expense by an average of approximately $0.1 million annually.

Exchange Rate Sensitivity

We have two separate exposures to currency fluctuation risk: subsidiaries outside the United States which use a foreign currency as their functional currency which are translated into U.S. dollars for consolidation; and non-U.S. dollar invoiced revenues.

Changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency are translated into U.S. dollars and result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We have translation exposure to various foreign currencies, including the Euro, British Pound Sterling and Japanese Yen. The potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to $0.5 million as of March 31, 2011.

We generally invoice our customers in U.S. dollars. However, we invoice a portion of customers in foreign currencies, the majority of which is denominated in Euro and Canadian dollars. As such, the fluctuations in such currencies could impact our operating results.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2011, an evaluation was performed with the participation of our Disclosure Committee and our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon such evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control over Financial Reporting

In connection with our adoption of ASU 2009-13 on January 1, 2011, we implemented and modified certain of our internal controls to accommodate with the change in our accounting policy on revenue recognition for multiple-element arrangements. See Note 2, “Summary of Significant Accounting Policies—Revenue Recognition,” to the condensed financial statements included in this Quarterly Report on Form 10-Q for a description of our revenue recognition accounting policy. Other than activities associated with this change in revenue recognition accounting policy, there were no changes in our internal control over financial reporting, during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 8, “Commitments and Contingencies – Legal Matters,” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of current legal proceedings.

Item 1A.	Risk Factors

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 are those which we believe are the material risks we face. There have been no material changes in our risk factors since our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Any of those disclosed risk factors or additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could have a material adverse effect on our business, financial condition and results of operations.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

From time to time, we grant restricted stock awards to our employees pursuant to the terms of our 2009 Long-Term Incentive Plan, or 2009 Plan. Under the provisions of our 2009 Plan, the plan participants are allowed to cover their income tax withholding obligation through net shares upon the vesting of their restricted shares. On the date of vesting of restricted shares, we determine the number of vested shares to be withheld based on their fair value at closing price of our common stock on the vesting date, which equals to the amount of plan participants’ income tax withholding obligation. During the three months ended March 31, 2011, none of our restricted stock awards vested and therefore we did not repurchase any of our common stock.

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
Bruce D. Dalziel Chief Financial Officer and Executive Vice President—Compliance (Principal financial officer and duly authorized to sign on behalf of the registrant)

Date: May 10, 2011

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