Form 10-Q
period 2011-06-30
Medidata Solutions, Inc.
filed 2011-08-09
CIK 1453814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of August 1, 2011, the registrant had 24,711,359 shares of common stock outstanding.

MEDIDATA SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended June 30, 2011

- i -

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

MEDIDATA SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Amounts in thousands, except per share data)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$21,783	$16,025
Marketable securities	72,402	69,473
Accounts receivable, net of allowance for doubtful accounts of $687 and $308, respectively	27,840	34,268
Prepaid commission expense	1,976	3,087
Prepaid expenses and other current assets	5,787	6,297
Deferred income taxes	3,887	3,731

Total current assets	133,675	132,881
Restricted cash	388	532
Furniture, fixtures and equipment, net	9,300	10,993
Goodwill	9,799	9,799
Intangible assets, net	2,245	2,945
Other assets	3,220	795

Total assets	$158,627	$157,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,214	$2,797
Accrued payroll and other compensation	7,193	11,520
Accrued expenses and other	5,178	4,058
Deferred revenue	54,825	63,228
Capital lease obligations	300	712

Total current liabilities	68,710	82,315

Noncurrent liabilities:
Deferred revenue, less current portion	17,654	20,540
Deferred tax liabilities	3,447	3,418
Capital lease obligations, less current portion	9	68
Other long-term liabilities	435	478

Total noncurrent liabilities	21,545	24,504

Total liabilities	90,255	106,819

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $0.01 per share; 100,000 shares authorized, 24,802 and 24,141 shares issued; 24,670 and 24,089 shares outstanding, respectively	248	241
Additional paid-in capital	127,620	122,015
Treasury stock, 132 and 52 shares, respectively	(2,098)	(474)
Accumulated other comprehensive loss	(42)	(117)
Accumulated deficit	(57,356)	(70,539)

Total stockholders’ equity	68,372	51,126

Total liabilities and stockholders’ equity	$158,627	$157,945

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Application services	$39,027	$32,162	$72,432	$61,892
Professional services	11,175	8,151	18,527	16,063

Total revenues	50,202	40,313	90,959	77,955
Cost of revenues(1)(2)
Application services	7,050	6,327	14,192	12,394
Professional services	6,306	6,492	12,252	13,001

Total cost of revenues	13,356	12,819	26,444	25,395
Gross profit	36,846	27,494	64,515	52,560
Operating costs and expenses:
Research and development(1)	7,043	6,680	14,205	13,014
Sales and marketing(1)(2)	9,784	7,927	17,731	15,420
General and administrative(1)	9,296	8,479	18,382	16,774

Total operating costs and expenses	26,123	23,086	50,318	45,208

Operating income	10,723	4,408	14,197	7,352
Interest and other income (expense):
Interest expense	(31)	(67)	(67)	(147)
Interest income	75	100	163	193
Other (expense) income, net	(30)	164	(2)	133

Total interest and other income (expense), net	14	197	94	179

Income before income taxes	10,737	4,605	14,291	7,531
Provision for income taxes	740	1,640	1,108	2,702

Net income	$9,997	$2,965	$13,183	$4,829

Earnings per share:
Basic	$0.42	$0.13	$0.56	$0.21

Diluted	$0.40	$0.13	$0.53	$0.20

Weighted average common shares outstanding:
Basic	23,571	22,881	23,491	22,807
Diluted	24,790	23,686	24,798	23,664

(1) Stock-based compensation expense included in cost of revenues and operating costs and expenses is as follows:
Cost of revenues	$325	$180	$561	$285
Research and development	177	133	297	228
Sales and marketing	496	378	911	662
General and administrative	1,298	967	2,267	1,633

Total stock-based compensation	$2,296	$1,658	$4,036	$2,808

(2) Amortization expense of intangible assets included in cost of revenues and operating costs and expenses is as follows:
Cost of revenues	$215	$277	$452	$554
Sales and marketing	124	88	248	176

Total amortization of intangible assets	$339	$365	$700	$730

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$13,183	$4,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,962	4,811
Stock-based compensation	4,036	2,808
Amortization of discounts or premiums on marketable securities	583	576
Deferred income taxes	(128)	29
Amortization of debt issuance costs	30	27
Excess tax benefit associated with equity awards	—	(549)
Changes in operating assets and liabilities:
Accounts receivable	6,428	(111)
Prepaid commission expense	455	(17)
Prepaid expenses and other current assets	257	(3,412)
Other assets	(508)	25
Accounts payable	(1,319)	481
Accrued payroll and other compensation	(4,327)	(3,508)
Accrued expenses and other	1,268	(1,103)
Deferred revenue	(12,326)	(1,932)
Other long-term liabilities	(43)	8

Net cash provided by operating activities	11,551	2,962

Cash flows from investing activities:
Purchases of furniture, fixtures and equipment	(1,878)	(4,447)
Purchases of available-for-sale securities	(70,273)	(33,374)
Proceeds from sale of available-for-sale securities	66,723	15,499
Decrease in restricted cash	144	—

Net cash used in investing activities	(5,284)	(22,322)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,576	827
Excess tax benefit associated with equity awards	—	549
Repayment of obligations under capital leases	(471)	(1,870)
Acquisition of treasury stock	(1,624)	(331)
Payment of debt issuance costs	—	(21)

Net cash used in financing activities	(519)	(846)

Net increase (decrease) in cash and cash equivalents	5,748	(20,206)
Effect of exchange rate changes on cash and cash equivalents	10	(20)
Cash and cash equivalents — Beginning of period	16,025	39,449

Cash and cash equivalents — End of period	$21,783	$19,223

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$36	$114

Income taxes	$1,107	$2,114

Noncash activities:
Furniture, fixtures and equipment acquired but not yet paid for at period-end	$133	$415

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	ORGANIZATION

Medidata Solutions, Inc. (“Medidata” or the “Company”) provides software-as-a-service (“SaaS”) clinical technology solutions that enhance the efficiency of its customers’ clinical development processes. The Company’s solutions allow its customers to optimize clinical development efforts by streamlining the design, planning and management of key aspects of the clinical development process, including study and protocol design, trial planning and budgeting, site negotiation, clinical portal, trial management, randomization and trial supply management, clinical data capture and management, safety events capture, medical coding and business analytics.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Except to the extent updated or described below, the Company’s significant accounting policies as of June 30, 2011 are the same as those at December 31, 2010, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2011.

Basis of Presentation — The accompanying interim condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010, the condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010, and the condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the SEC for interim financial reporting. Accordingly, certain information and footnote disclosures have been condensed or omitted pursuant to SEC rules that would ordinarily be required by GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto for the fiscal year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2011.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments consisting of normal recurring accruals considered necessary to present fairly the Company’s financial position as of June 30, 2011, results of its operations for the three and six months ended June 30, 2011 and 2010 and cash flows for the six months ended June 30, 2011 and 2010. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Application Services

The Company typically enters into multi-study and single-study arrangements that include the sale of software licenses that provide the customer the “right to use” the software, as well as hosting and other support services, to be provided over a specified term. Multi-study arrangements grant the customer the right to manage a predetermined number of clinical trials simultaneously for a term typically ranging from three to five years. Single-study arrangements allow customers to use the Company’s technology on a per clinical trial basis.

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

The Company adopted ASU No. 2009-13 on January 1, 2011. As a result, the revenues for the majority of the Company’s multiple-element arrangements entered into or materially modified in 2011 are recognized in accordance with the provisions under ASU No. 2009-13.

To qualify as a separate unit of accounting under ASU No. 2009-13, the delivered item must have value to the customer on a standalone basis. The significant deliverables under the Company’s multiple-element arrangements are application services and professional services.

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

The Company determined that the application services have standalone value as such services are often sold separately without professional services. Since the Company provides SaaS based application services, the service components, including license, hosting and support, are combined and accounted for as a separate unit of accounting. The Company uses ESP to determine the selling pricing for application services when sold in multiple-element arrangements, as the Company does not have VSOE for these application services and TPE is not a practical alternative due to differences in features and functionality as compared with other companies’ offerings.

The Company also determined that the professional services have standalone value because those services are sold separately by other vendors. The Company uses ESP to determine the selling price for professional services when sold in multiple-element arrangements, as the Company does not have sufficient reliable pricing data to establish VSOE and TPE is not a practical alternative due to the incompatibility of its services with other vendors.

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

For multiple-element arrangements entered into prior to 2011, the Company accounts for these arrangements as a combined single unit of accounting, which include application services and professional services, and the related revenues are recognized ratably beginning with the commencement of the arrangement term, assuming all other remaining revenue recognition criteria are met. Revenues for any deliverables included in multiple-element arrangements that are within the scope of ASC 985-605 will continue to be recognized under such accounting standards.

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

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

that the start of revenue recognition for application services is not dependent upon the delivery of professional services, which was a requirement under the Company’s former single unit of accounting revenue recognition policy for multiple-element arrangements.

For the three and six months ended June 30, 2011, the total revenues recognized for multiple-element arrangements entered into or materially modified in 2011 was $9.9 million and $11.8 million, respectively. The total amount of revenues that would have been recognized for the three and six months ended June 30, 2011 if the same arrangements were accounted for under the pre-amended ASC 605-25 was $2.9 million and $3.5 million, respectively. For the three and six months ended June 30, 2011, the Company accelerated $5.3 million and $6.0 million, respectively, of deferred revenue related to multiple-element arrangements materially modified in 2011 as required per the adoption of ASU No. 2009-13.

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

In connection with the adoption of ASU No. 2009-13 on January 1, 2011, the recognizable portion of any remaining deferred revenue associated with multiple-element arrangements that are materially modified in 2011 is calculated based on an allocation of the total arrangement consideration (which includes the consideration of the modified arrangement plus the remaining balance of deferred revenue), to the remaining deliverables on the basis of their relative selling price. If the total arrangement consideration exceeds the sum of the total selling prices for the remaining deliverables, the surplus is recognized as revenues in the period of modification. If the total arrangement consideration does not exceed the sum of the total selling prices for the remaining deliverables, the shortfall is considered a discount and allocated to the remaining deliverables utilizing a relative-selling price method.

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

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

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

Segment Information — As defined by ASC 280, Segment Reporting, the Company operates as a single segment, as the chief operating decision maker makes operating decisions and assesses performance based on one single operating unit. The Company recorded revenues in the following geographic areas, based on the country in which revenues were generated and greater than five percent of the total revenues for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
United States of America	$32,388	$25,890	$57,177	$48,829
Japan	6,167	4,431	11,797	8,843
United Kingdom	4,298	3,540	7,943	6,942
Switzerland	2,390	2,284	4,598	4,619
Other	4,959	4,168	9,444	8,722

Total	$50,202	$40,313	$90,959	$77,955

The following table summarizes long-term assets by geographic area as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Long-term assets:
United States of America	$23,627	$23,580
United Kingdom	778	809
Japan	547	675

Total	$24,952	$25,064

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$9,997	$2,965	$13,183	$4,829
Foreign currency translation adjustment	20	60	113	(115)
Net unrealized (loss) gain on marketable securities	(20)	14	(38)	44

Total comprehensive income	$9,997	$3,039	$13,258	$4,758

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU generally represent clarification of ASC 820-10, Fair Value Measurements and Disclosures, but also include instances where a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements has changed. This ASU is the result of joint efforts by the FASB and International Accounting Standards Board to develop a single, converged fair value framework and guidance with respect to how to measure fair value and what disclosures to provide about fair value measurements. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The adoption of this ASU No. 2011-04 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which removes the presentation options contained in ASC 220, Comprehensive Income, and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the format of statement of operations used today, and the second statement would include components of other comprehensive income. ASU No. 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and must be applied retrospectively for all periods presented in the financial statements. Early adoption is permitted. The adoption of this ASU No. 2011-05 is not expected to have a material impact on the Company’s consolidated financial statements other than merely a change in its presentation.

3.	MARKETABLE SECURITIES AND FAIR VALUE

The Company manages its cash equivalents and marketable securities as a single investment portfolio that is intended to be available to meet the Company’s current cash requirements. Cash equivalents consist of investment in money market funds. Marketable securities, which the Company classifies as available-for-sale securities, primarily consist of high quality commercial paper, corporate bonds, U.S. government debt obligations and foreign government bonds. Marketable securities with remaining effective maturities of twelve months or less from the balance sheet date are classified as short-term; otherwise, they are classified as long-term on the consolidated balance sheet. The Company’s investment policy for this portfolio generally requires investments in marketable securities with less than one year to maturity. The following table provides the Company’s marketable securities by security type as of June 30, 2011 and December 31, 2010 (in thousands):

	As of June 30, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper and corporate bonds	$62,357	$3	$(16)	$62,344
U.S. Treasury and U.S. government agency debt securities	7,530	7	—	7,537
Foreign government bonds	2,521	—	—	2,521

Total	$72,408	$10	$(16)	$72,402

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

	As of December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper and corporate bonds	$44,324	$27	$(3)	$44,348
U.S. Treasury and U.S. government agency debt securities	22,569	11	—	22,580
Foreign government bonds	2,548	—	(3)	2,545

Total	$69,441	$38	$(6)	$69,473

Contractual maturities of the Company’s marketable securities as of June 30, 2011 and December 31, 2010 are summarized as follows (in thousands):

	As of June 30, 2011		As of December 31, 2010
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in one year or less	$72,408	$72,402	$69,441	$69,473
Due after one through five years	—	—	—	—

Total	$72,408	$72,402	$69,441	$69,473

The following table provides the fair market value and the gross unrealized losses of the Company’s marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by security type as of June 30, 2011 and December 31, 2010 (in thousands):

	In Loss Position for Less than 12 Months
	As of June 30, 2011		As of December 31, 2010
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper and corporate bonds	$28,173	$(16)	$5,713	$(3)
Foreign government bonds	—	—	2,545	(3)

Total	$28,173	$(16)	$8,258	$(6)

None of the Company’s marketable securities has been in a continuous unrealized loss position for more than twelve months as of June 30, 2011 and December 31, 2010.

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

At June 30, 2011, the Company had an insignificant gross unrealized loss primarily due to a decrease in the fair value of certain corporate bond securities. The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include:

•	the length of time and extent to which fair value has been lower than the cost basis;

•	the financial condition, credit quality and near-term prospects of the investee; and

•	whether it is more likely than not that the Company will be required to sell the security prior to recovery.

As the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company has determined that the gross unrealized losses on such investments at June 30, 2011 are temporary in nature. Accordingly, the Company did not consider that its investments in marketable securities were other-than-temporarily impaired as of June 30, 2011.

During the three and six months ended June 30, 2011 and 2010, the Company recorded an insignificant amount of net realized gains from the sale of marketable securities.

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

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

Financial assets (excluding cash balances) measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 are summarized as follows (in thousands):

	As of June 30, 2011			As of December 31, 2010
	Fair Value Measurement Using			Fair Value Measurement Using
	Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	$6,507	$—	$6,507	$4,556	$—	$4,556
Commercial paper	—	—	—	—	3,899	3,899

Total cash equivalents	6,507	—	6,507	4,556	3,899	8,455

Commercial paper and corporate bonds	—	62,344	62,344	—	44,348	44,348
U.S. Treasury and U.S. government agency debt securities	7,537	—	7,537	13,051	9,529	22,580
Foreign government bonds	—	2,521	2,521	—	2,545	2,545

Total marketable securities	7,537	64,865	72,402	13,051	56,422	69,473

Total financial assets	$14,044	$64,865	$78,909	$17,607	$60,321	$77,928

The Company’s financial assets that are measured at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy. Investments in money market funds and U.S. Treasury debt securities have been classified as Level 1 since these securities are valued based upon $1.00 net asset value per share or unadjusted quoted prices in active markets. Investments in commercial paper, corporate bonds, U.S. government agency debt securities and foreign government bonds have been classified as Level 2 since these securities are valued based on quoted prices in less active markets or significant inputs which are directly or indirectly observable. The valuation techniques used to measure the fair values of corporate bonds, U.S. government agency debt securities and foreign government bonds were derived from the inputs of market prices from multiple sources at each reporting period. The fair value was then determined based on a consensus price or a weighted average price for each security. For the remaining financial assets classified as Level 2, substantially all of the securities had a short maturity within one year with high credit ratings. Therefore, the valuation techniques used to measure the fair values were primarily derived from accretion of purchase price to its face value over the term of maturity or quoted market prices for similar instruments if available. During the six months ended June 30, 2011 and 2010, there were no transfers of financial assets between Level 1 and Level 2.

The carrying amounts of all other current financial assets and current financial liabilities reflected in the consolidated balance sheets approximate fair value due to their short-term nature. The Company does not have non-financial assets or liabilities that have been measured at fair value on a nonrecurring basis as of June 30, 2011 and December 31, 2010.

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

4.	GOODWILL AND INTANGIBLE ASSETS

There was no change in the carrying amount of goodwill during the first six months of 2011.

Intangible assets are summarized as follows (in thousands):

		As of June 30, 2011		As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$2,400	$(1,580)	$820	$(1,340)	$1,060
Database	1,900	(1,251)	649	(1,060)	840
Customer relationships	1,600	(824)	776	(576)	1,024
Customer contracts	1,600	(1,600)	—	(1,579)	21

Total	$7,500	$(5,255)	$2,245	$(4,555)	$2,945

Annual amortization for the next five years is expected to be as follows (in thousands):

Remainder of year ending December 31, 2011	$677
Years ending December 31,
2012	1,308
2013	260
2014	—
2015	—

5.	STOCK-BASED COMPENSATION

The Company accounts for the stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. For the three and six months ended June 30, 2011 and 2010, the components of stock-based compensation expense were summarized in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock options	$1,068	$1,101	$2,113	$1,966
Restricted stock awards	1,228	557	1,923	842

Total stock-based compensation	$2,296	$1,658	$4,036	$2,808

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Expected volatility	50%	60%	50%	60%
Expected life	6 years	6 years	6 years	6 years
Risk-free interest rate	2.03%	2.47%	2.03%	2.47%
Dividend yield	—	—	—	—

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

The following table summarizes the activity under the stock option plans as of June 30, 2011, and changes during the six months then ended (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	2,384	$11.33
Granted	290	22.99
Exercised	(210)	7.50
Forfeited	(9)	16.85
Expired	(13)	17.14

Outstanding at June 30, 2011	2,442	$12.99	6.77	$26,564

Exercisable at June 30, 2011	1,550	$10.28	5.68	$21,064

Vested and expected to vest at June 30, 2011	2,392	$12.87	6.72	$26,319

The weighted-average grant-date fair value of stock options granted during the three months ended June 30, 2011 and 2010 was $11.36 and $8.75, respectively. The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2011 and 2010 was $11.36 and $8.75, respectively. The total intrinsic value of stock options exercised during the three months ended June 30, 2011 and 2010 was $1.2 million. The total intrinsic value of stock options exercised during the six months ended June 30, 2011 and 2010 was $3.6 million and $4.1 million, respectively.

The following table summarizes the status of the Company’s nonvested restricted stock awards as of June 30, 2011, and changes during the six months then ended (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2011	731	$14.99
Granted	450	23.17
Vested	(202)	14.94
Forfeited	(8)	15.07

Nonvested at June 30, 2011	971	$18.80

As of June 30, 2011, there was a total of $26.1 million of unrecognized compensation cost related to all non-vested stock-based compensation awards granted, as recorded in accordance with ASC 718. This cost is expected to be recognized over a weighted-average remaining period of 2.7 years for stock options and 3.3 years for restricted stock awards. The total fair value of shares vested during the three months ended June 30, 2011 and 2010 was $5.7 million and $2.1 million, respectively. The total fair value of shares vested during the six months ended June 30, 2011 and 2010 was $6.8 million and $3.0 million, respectively.

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

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2011 and 2010 are shown in the following table (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator
Net income	$9,997	$2,965	$13,183	$4,829
Denominator
Denominator for basic earnings per share:
Weighted average common shares outstanding	23,571	22,881	23,491	22,807
Denominator for diluted earnings per share:
Dilutive potential common shares:
Stock options	893	736	949	789
Restricted stock awards	326	69	358	68

Weighted average common shares outstanding with assumed conversion	24,790	23,686	24,798	23,664

Basic earnings per share	$0.42	$0.13	$0.56	$0.21

Diluted earnings per share	$0.40	$0.13	$0.53	$0.20

Total number of anti-dilutive shares of stock options and nonvested stock excluded from calculation of diluted earnings per share	124	1,440	69	1,121

7.	INCOME TAXES

In developing the estimate of the annual effective tax rate for the provision for income taxes for the three and six months ended June 30, 2011, the Company expects its federal taxable income to be fully offset by its federal net operating loss carryforwards based on the Company’s increased Section 382 limitation resulting from a tax analysis completed in the fourth quarter of 2010. As a result, the Company’s effective tax rate for the three and six months ended June 30, 2011 was approximately 7% and 8%, respectively.

In assessing the realizability of deferred tax assets, including the net operating loss carryforwards, the Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize its existing deferred tax assets. A significant piece of objective negative evidence evaluated has been the Company’s history of operating losses since its inception and continuing through 2008. While 2009 and 2010 have resulted in profitability, the existence of and the history of such negative evidence limits the Company’s ability to consider other subjective evidence such as the Company’s projections for future growth. Based on this evaluation, as of June 30, 2011, the Company has provided a valuation allowance against the majority of its domestic net deferred tax assets as their future utilization remains uncertain at this time. The amount of the deferred tax asset considered realizable, however, could be adjusted if forecasts of future taxable income during the carryforward period are ultimately achieved and the Company continues to be profitable.

8.	COMMITMENTS AND CONTINGENCIES

Legal Matters — The Company is subject to legal proceedings and claims which have arisen in the ordinary course of business. The Company records an estimated liability for these matters when an adverse outcome is considered to be probable and can be reasonably estimated.

In 2006, it was claimed that certain applications offered to the Company’s customers potentially infringed on intellectual property rights held by a third party (the “Claimant”). As a result of negotiations with the Claimant, the Company entered into a license and settlement agreement in June 2007, pursuant to which the Company licensed the intellectual property held by the Claimant for use in its future sales to customers and settled all past infringement

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

claims. The Company paid a settlement amount of $2.2 million to the Claimant in 2007. In June 2009, the Claimant initiated a lawsuit against the Company claiming breach of contract. The complaint includes allegations that the Company has failed to pay unspecified royalties relating to sales of the Company’s products. The Company believes that the allegations in this lawsuit are without merit. The Company filed an answer in July 2009, denying all material allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims for a declaratory judgment that no royalties are owed with respect to sales of the Company’s products, as well as a counterclaim for Claimant’s breach of the license and settlement agreement. The parties are nearing completion of pre-trial discovery activities. A trial date has not yet been scheduled. Since the probable outcome and the future economic impact of this litigation on the Company remain uncertain, the Company is unable to develop an estimate of its potential liability, if any, as it relates to this litigation. As a result, the Company did not record a liability as of June 30, 2011 nor December 31, 2010.

On March 4, 2011, DataTrak International, Inc. (“DataTrak”) filed a complaint for alleged patent infringement against the Company in DataTrak International v. Medidata Solutions, C.A. No. 1:11-cv-00458 in the U.S. District Court for the Northern District of Ohio. The complaint asserts infringement of U.S. Patent No. 7,464,087, which claims a method and system for unifying data from a variety of sources and seeks unspecified damages and injunctive relief. DataTrak formally served the Company with the complaint on June 6, 2011. The initial complaint did not provide any details concerning the alleged infringement; however, DataTrak amended the complaint in July 2011 and named Medidata Rave as an allegedly infringing product. In July 2011, the Company filed its answer to the amended complaint and filed counterclaims seeking a declaratory judgment of non-infringement and a finding that the patent at issue is invalid. The Company intends to defend itself against DataTrak’s claims, and to pursue the Company’s counterclaims, vigorously. The discovery phase of the case is now open and ongoing. The probability of a favorable or unfavorable outcome to the Company is unknown and a range of loss, if any, cannot be estimated at this time. As a result, no accrual has been recorded by the Company associated with this litigation.

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

9.	ACQUISITION

On July 1, 2011, the Company completed its acquisition of Clinical Force Limited, a provider of SaaS based clinical trial management systems (“CTMS”). With this acquisition, the Company expanded its service offerings to include a clinical trial management solution, which enables customers to reduce the financial and operational management burden of clinical trials, streamline clinical processes and increase visibility to timely information that enhances governance and decision making. The total consideration is expected to be $7.8 million, consisting of a cash payment of $5.2 million and earn out payments of up to $2.6 million. Of the cash payment at closing, $4.4 million was paid to the sellers and $0.8 million was funded into an escrow account and will be released on the first anniversary of the acquisition pursuant to the terms of the purchase agreement. Of the earn-out payments, the maximum payable amount of $1.7 million will be cash and up to $0.9 million will be paid in the form of promissory notes to be issued to certain sellers by the Company. The earn-out payments are contingent upon the achievement of future billing targets for the CTMS application and will be calculated over three measuring periods beginning at December 31, 2011 and continuing for each of the next two calendar years thereafter.

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

The valuation analysis for the acquired tangible and intangible assets is not complete at this time. It is anticipated that this analysis will be completed before September 30, 2011 and the purchase accounting will be reflected in the Company’s consolidated financial statements for the period ending September 30, 2011.

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

Overview

We are a leading global provider of software-as-a-service, or SaaS, clinical technology solutions that enhance the efficiency and timeliness of our customers’ clinical development processes. Our solutions allow our customers to achieve clinical results more efficiently and effectively by streamlining the design, planning and management of key aspects of the clinical development process, including study and protocol design, trial planning and budgeting, site negotiation, clinical portal, trial management, randomization and trial supply management, clinical data capture and management, safety events capture, medical coding and business analytics.

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

Our customer base has grown from 92 at January 1, 2008 to 232 at June 30, 2011. Our relationships with some of these customers include multiple divisions and business units at various domestic and international locations. We generate revenues from sales to new customers as well as sales and renewals from our existing customers. Our global direct sales organization represents our primary source of sales, with an increasing volume of sales generated through our CRO relationships. Our customer retention rate was 95.4% for the six months ended June 30, 2011 and 2010. We calculate customer retention based upon the number of customers that existed both at the beginning and end of the relevant period. Revenues from lost customers for the six months ended June 30, 2011 and 2010 accounted for 4.2% and 0.4%, respectively, of total prior year revenues. To calculate the impact of customers lost during the period, we consider the revenues recognized from lost customers during the most recent prior fiscal year as a percentage of total company revenues from the same period. Traditionally, we maintain a high percentage of customer retention and hence the revenue impact from lost customers is insignificant to our total revenues. Our revenues from lost customers for the six months ended June 30, 2011 was impacted by a contract termination which resulted in a one-time acceleration of revenue recognition in the fourth quarter of 2010. We believe revenues from lost customers coupled with customer retention rate give the best sense of volume and scale of customer loss and retention. Our presentation of customer retention and revenues from lost customers may differ from other companies in our industry.

We manage our business as one reportable segment. Historically, we have generated most of our revenues from sales to customers located in the United States. However, revenues generated from customers located in Europe and Asia (including Australia) represent a significant portion of overall revenues. Revenues generated from customers located in Europe represented approximately 21% and 23% of total revenues for the three months ended June 30, 2011 and 2010, respectively, and approximately 22% and 24% of total revenues for the six months ended June 30, 2011 and 2010, respectively. Revenues generated from customers in Asia represented approximately 13% and 12% of total revenues for the three months ended June 30, 2011 and 2010, respectively, and approximately 14% and 13% of total revenues for the six months ended June 30, 2011 and 2010, respectively. We expect sales from customers in Europe and Asia to continue to represent a significant portion of total sales as we continue to serve existing and new customers in these markets.

Our backlog is primarily associated with application services and represents the total future contract value of outstanding, multi-study and single-study arrangements, billed and unbilled, at a point in time. Thus, our backlog includes deferred revenue. Revenue generated in any given period is a function of revenue recognized from the beginning of period backlog, contract renewals, and new customer contracts. For this reason, backlog at the beginning of any period is not necessarily indicative of long-term future performance. We monitor as an annual metric the amount of revenues expected to be recognized from backlog over the current fiscal year, or full year backlog. As of January 1, 2011, we had full year backlog of approximately $135 million. We also track, quarterly, the remaining amount of revenue to be recognized from backlog in the current year, or remaining backlog, which as of June 30, 2011 is approximately $74 million. Our presentation of backlog may differ from other companies in our industry.

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

Acquisition of Clinical Force

On July 1, 2011, we completed an acquisition of Clinical Force Limited, or Clinical Force, a provider of SaaS based clinical trial management systems, or CTMS. With this acquisition, we expanded our service offerings to include a clinical trial management solution, which enables our customers to reduce the financial and operational management burden of clinical trials, streamline clinical processes and increase visibility to timely information that enhances governance and decision making. The total consideration is expected to be $7.8 million, consisting of a cash payment of $5.2 million plus additional potential performance-based earn-out payments of up to $2.6 million. We expect to combine Clinical Force into our single operating segment.

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

Operating Costs and Expenses

Research and Development. Research and development expenses consist primarily of personnel and related expenses for our research and development staff, including salaries, benefits, bonuses and stock-based compensation, the cost of certain third-party service providers and allocated overhead. We have focused our research and development efforts on expanding the functionality and ease of use of our applications. We expect research and development costs to increase in absolute dollars in the future as we intend to release new features and functionality designed to maximize the efficiency and effectiveness of the clinical development process for our customers. Over the long term, we believe that research and development expenses as a percentage of total revenues will decline slightly.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel and related expenses for our sales and marketing staff, including salaries, benefits, bonuses and stock-based compensation, commissions, travel costs, and marketing and promotional events, corporate communications, advertising, other brand building and product marketing expenses and allocated overhead. Our sales and marketing expenses have increased in absolute dollars primarily due to our ongoing substantial investments in customer acquisition. We expect sales and marketing expenses to increase in absolute dollars. Over the long term, we believe that sales and marketing expenses as a percentage of total revenues will decline slightly.

General and Administrative. General and administrative expenses consist primarily of personnel and related expenses for executive, legal, regulatory, finance and human resource departments, including salaries, benefits, bonuses and stock-based compensation, professional fees, insurance premiums, allocated overhead and other corporate expenses. On an ongoing basis, we expect general and administrative expenses to increase modestly in absolute dollars as we continue to add administrative personnel and incur additional professional fees and other expenses resulting from continued growth and the compliance requirements of operating as a public company. Over the long term, we believe that general and administrative expenses as a percentage of total revenues will decrease.

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

In assessing the realizability of our deferred tax assets, including the net operating loss carryforwards, we assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize our existing deferred tax assets. A significant piece of objective negative evidence evaluated has been our history of operating losses since our inception and continuing through 2008. While 2009 and 2010 have resulted in profitability, the existence of and the history of such negative evidence limits our ability to consider other subjective evidence such as our projections for future growth. Based on this evaluation, as of June 30, 2011, we have provided a valuation allowance against the majority of our domestic net deferred tax assets as their future utilization remains uncertain at this time. The amount of the deferred tax asset considered realizable, however, could be adjusted if forecasts of future taxable income during the carryforward period are ultimately achieved and we continue to be profitable.

With the increase in our Section 382 limitation, we expect that it will take a shorter period of time than previously estimated to fully utilize our federal net operating loss carryforwards. We expect to continue to achieve profitability during the remainder of the current year and expect to continue to be profitable in the next fiscal year. We continue to evaluate the future realization of our deferred tax assets based on expectations of future taxable income. Depending on our continued ability to achieve expected levels of profitability, we may have sufficient evidence to conclude that it is more likely than not that we will be able to recognize the value of our deferred tax assets, in whole or in part, during the remainder of 2011. The reversal of the valuation allowance will likely result in recognizing a significant income tax benefit in our consolidated statement of operations. In addition, we expect our overall income tax expense to increase in absolute dollars due to state and local income taxes, as well as foreign income taxes as our income from international operations continue to grow.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Our critical accounting policies, including the assumptions and judgments underlying them, require the application of significant judgment in the preparation of our financial statements, and as a result they are subject to a greater degree of uncertainty. In applying these policies, we use our judgment to determine the appropriate assumptions to be used in calculating estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from those estimates. Our critical accounting policies consist of revenue recognition, stock-based compensation, goodwill and intangibles and income taxes. Except to the extent updated or described below, our critical accounting policies as of June 30, 2011 are the same as those at December 31, 2010, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

On January 1, 2011, we adopted Accounting Standards Update, or ASU, No. 2009-13, Multiple Deliverable Revenue Arrangements, which amends current guidance on arrangements with multiple deliverables under Accounting Standards Codification, or ASC, 605-25, Revenue Recognition – Multiple-Element Arrangements. As a result, the revenues for the majority of our multiple-element arrangements entered into or materially modified in 2011 are recognized in accordance with the provisions under ASU No. 2009-13.

To qualify as a separate unit of accounting under ASU No. 2009-13, the delivered item must have value to the customer on a standalone basis. The significant deliverables under our multiple-element arrangements are application services and professional services.

We determined that the application services have standalone value as such services are often sold separately without professional services. Since we provide SaaS based application services, the service components, including license, hosting and support, are combined and accounted for as a separate unit of accounting. We use, estimated selling price, or ESP, to determine the selling pricing for application services when sold in multiple-element arrangements, as we do not have, vendor-specific objective evidence, or VSOE, for these application services and third-party evidence, or TPE, is not a practical alternative due to differences in features and functionality as compared with other companies’ offerings.

We also determined that the professional services have standalone value because those services are sold separately by other vendors. We use ESP to determine the selling price for professional services when sold in multiple-element arrangements, as we do not have sufficient reliable pricing data to establish VSOE and TPE is not a practical alternative due to the incompatibility of our services with other vendors.

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

For multiple-element arrangements entered into prior to 2011, we account for these arrangements as a combined single unit of accounting, which include application services and professional services, and the related revenues are recognized ratably beginning with the commencement of the arrangement term, assuming all other remaining revenue recognition criteria are met. Revenues for any deliverables included in multiple-element arrangements that are within the scope of ASC 985-605, Software – Revenue Recognition, will continue to be recognized under such accounting standards.

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

In connection with our adoption of ASU 2009-13 on January 1, 2011, the recognizable portion of any remaining deferred revenue associated with multiple-element arrangements that are materially modified in 2011 is calculated based on an allocation of the total arrangement consideration (which includes the consideration of the modified arrangement plus the remaining balance of deferred revenue), to the remaining deliverables on the basis of their relative selling price. If the total arrangement consideration exceeds the sum of the total selling prices for the remaining deliverables, the surplus is recognized as revenues in the period of modification. If the total arrangement consideration does not exceed the sum of the total selling prices for the remaining deliverables, the shortfall is considered a discount and allocated to the remaining deliverables utilizing a relative-selling price method.

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

The following table sets forth our consolidated results of operations as a percentage of total revenues for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Application services	77.7%	79.8%	79.6%	79.4%
Professional services	22.3%	20.2%	20.4%	20.6%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
Application services	14.0%	15.7%	15.6%	15.9%
Professional services	12.6%	16.1%	13.5%	16.7%

Total cost of revenues	26.6%	31.8%	29.1%	32.6%

Gross profit	73.4%	68.2%	70.9%	67.4%

Operating costs and expenses:
Research and development	14.0%	16.6%	15.6%	16.7%
Sales and marketing	19.5%	19.7%	19.5%	19.8%
General and administrative	18.5%	21.0%	20.2%	21.5%

Total operating costs and expenses	52.0%	57.3%	55.3%	58.0%

Operating income	21.4%	10.9%	15.6%	9.4%

Three Months Ended June 30, 2011 Compared with Three Months Ended June 30, 2010

Revenues

	Three Months Ended June 30,
	2011		2010		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Revenues:
Application services	$39,027	77.7%	$32,162	79.8%	$6,865	21.3%
Professional services	11,175	22.3%	8,151	20.2%	3,024	37.1%

Total revenues	$50,202	100.0%	$40,313	100.0%	$9,889	24.5%

Total revenues. Total revenues increased $9.9 million, or 24.5%, to $50.2 million for the three months ended June 30, 2011 from $40.3 million for the same period in 2010. The increase in revenues was primarily due to a $6.9 million increase in revenues from application services and a $3.0 million increase in revenues from professional services. At the start of the second quarter of 2011, we had approximately $104 million of 2011 remaining backlog. As of June 30, 2011, the total 2011 remaining backlog was approximately $74 million.

Application services revenues. Revenues from application services increased $6.9 million, or 21.3%, to $39.0 million for the three months ended June 30, 2011 from $32.1 million for the same period in 2010. The majority of the increase in application services revenues was derived from increased activity in our existing large and midmarket customers, primarily resulting from new studies and renewals. We also benefited from increased product uptake and cross-selling to existing customers, as well as new customer additions. Revenues from new customers accounted for 31% of the total increase in application services revenues. Revenues also expanded significantly from customers based in Asia and North America, which grew 36% and 21%, respectively, whereas revenues from customers based in Europe grew steadily at 13%, as compared with the prior period. As a result of our adoption of ASU No. 2009-13, our application services revenues also benefitted from a $2.3 million one-time revenue acceleration associated with two customer contract renewals.

Professional services revenues. Revenues from professional services increased $3.0 million, or 37.1%, to $11.2 million for the three months ended June 30, 2011 from $8.2 million for the same period in 2010. Professional services revenues benefitted from a one-time revenue acceleration of approximately $3 million associated with two customer contract renewals as required per the adoption of ASU No. 2009-13. Excluding this impact, our professional services revenues were flat as compared with the prior period. As a result of our adoption of ASU No 2009-13, professional services revenues in multiple-element arrangements entered into in 2011 are recognized on a more accelerated, as delivered basis, as compared with the revenues recognized ratably over the term of the arrangements in the prior period. This benefit was somewhat offset by the current period decline in the estimated fair value utilized to determine the value of our professional services revenues associated with our multiple-element arrangements entered into prior to 2011.

Cost of Revenues

	Three Months Ended June 30,
	2011		2010		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Cost of revenues:
Application services	$7,050	14.0%	$6,327	15.7%	$723	11.4%
Professional services	6,306	12.6%	6,492	16.1%	(186)	(2.9)%

Total cost of revenues	$13,356	26.6%	$12,819	31.8%	$537	4.2%

Total cost of revenues. Total cost of revenues increased $0.5 million, or 4.2%, to $13.3 million for the three months ended June 30, 2011 from $12.8 million for the same period in 2010.

Cost of application services revenues. Cost of application services revenues increased $0.7 million, or 11.4%, to $7.0 million for the three months ended June 30, 2011 from $6.3 million for the same period in 2010. The increase was primarily due to an increase in personnel-related costs. We continued to increase staffing levels to support our growth in business.

Cost of professional services revenues. Cost of professional services revenues decreased $0.2 million, or 2.9%, to $6.3 million for the three months ended June 30, 2011 from $6.5 million for the same period in 2010. The slight decrease in cost of professional services revenues was primarily due to lower allocated general overhead costs resulting from a decline in headcount, which is consistent with our expectation on professional services where our business strategy is to reduce our customers’ cost of ownership.

Operating Costs and Expenses

	Three Months Ended June 30,
	2011		2010			Change
	Amount	% of Revenues	Amount	% of Revenues		Amount	%
	(Amount in thousands)
Operating costs and expenses:
Research and development	$7,043	14.0%	$6,680	16.6%		$363	5.4%
Sales and marketing	9,784	19.5%	7,927	19.7%		1,857	23.4%
General and administrative	9,296	18.5%	8,479	21.0	%2	817	9.6%

Total operating costs and expenses	$26,123	52.0%	$23,086	57.3%		$3,037	13.2%

Total operating costs and expenses. Total operating costs and expenses increased $3.0 million, or 13.2%, to $26.1 million for the three months ended June 30, 2011 from $23.1 million for the same period in 2010. Costs increased in each department with the largest percentage increase in sales and marketing.

Research and development expenses. Research and development expenses increased $0.3 million, or 5.4%, to $7.0 million for the three months ended June 30, 2011 from $6.7 million for the same period in 2010. The increase was primarily due to an increase in personnel-related costs, which was attributable to our increase in staffing levels in order to support our strategy to continue to enhance and broaden our products offerings. The increase was also due to an increase in technology-related expenses to support our overall growth in research and development.

Sales and marketing expenses. Sales and marketing expenses increased $1.9 million, or 23.4%, to $9.8 million for the three months ended June 30, 2011 from $7.9 million for the same period in 2010. The increase was primarily due to higher personnel-related costs, attributable to a higher commission expense driven by our sales growth. The increase in personnel-related costs was also impacted by our sales team expansion in order to support our continuing growth in sales. The overall increase was also driven by higher travel costs and conference expenses as a result of increased sales and marketing efforts.

General and administrative expenses. General and administrative expenses increased $0.8 million, or 9.6%, to $9.3 million for the three months ended June 30, 2011 from $8.5 million for the same period in 2010. The increase was primarily due to an increase in personnel-related costs and professional fees. The increase in personnel-related costs primarily resulted from a higher stock-based compensation expense. The increased professional fees were driven by higher accounting fees and certain legal fees incurred for our acquisition of Clinical Force.

Income Tax Expense

Income tax expense decreased $0.9 million to $0.7 million for the three months ended June 30, 2011 from $1.6 million for the same period in 2010. This decrease was primarily due to our ability to fully utilize our federal net operating loss carryforwards to offset federal taxable income as a result of the increased Section 382 limitation based upon our tax analysis completed in the fourth quarter of 2010. Our foreign income taxes were fairly consistent for the three months ended June 30, 2011 as compared with the same period in 2010.

Six Months Ended June 30, 2011 Compared with Six Months Ended June 30, 2010

Revenues

	Six Months Ended June 30,
	2011		2010		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Revenues:
Application services	$72,432	79.6%	$61,892	79.4%	$10,540	17.0%
Professional services	18,527	20.4%	16,063	20.6%	2,464	15.3%

Total revenues	$90,959	100.0%	$77,955	100.0%	$13,004	16.7%

Total revenues. Total revenues increased $13.0 million, or 16.7%, to $91.0 million for the six months ended June 30, 2011 from $78.0 million for the same period in 2010. The increase in revenues was primarily due to a $10.5 million increase in revenues from application services and a $2.5 million increase in revenues from professional services. At the start of 2011, we had approximately $135 million of 2011 full year backlog. As of June 30, 2011, the total 2011 remaining backlog was approximately $74 million.

Application services revenues. Revenues from application services increased $10.5 million, or 17.0%, to $72.4 million for the six months ended June 30, 2011 from $61.9 million for the same period in 2010. The majority of the increase in application services revenues was derived from increased activity in our existing large and midmarket customers, primarily resulting from new studies and renewals. We also benefited from increased product uptake and cross-selling to existing customers, as well as new customer additions. During the first six months of 2011, we added 28 customers to reach a total of 232 customers as of June 30, 2011. Revenues from new customers accounted for 35% of the total increase in application services revenues. Revenues also expanded significantly from customers based in Asia and North America, which grew 39% and 16%, respectively, whereas revenues from customers based in Europe grew slightly, as compared with the prior period. As a result of our adoption of ASU No 2009-13, our application services revenues also benefitted from a $2.5 million one-time revenue acceleration primarily associated with two customer contract renewals.

Professional services revenues. Revenues from professional services increased $2.5 million, or 15.3%, to $18.5 million for the six months ended June 30, 2011 from $16.1 million for the same period in 2010. Professional services revenues benefitted from a $3.5 million one-time revenue acceleration associated with two customer contract renewals as required per the adoption of ASU No 2009-13. Excluding this impact, our professional services revenues decreased as compared with the prior period. The decrease was primarily driven by the current period decline in the estimated fair value utilized to determine the value of our professional services revenues associated with our multiple-element arrangements entered into prior to 2011. This decrease was partially offset by the timing of revenue recognition, as our professional service revenues in multiple-element arrangements entered into in 2011 are recognized on a more accelerated, as delivered basis, following our adoption of ASU No 2009-13.

Cost of Revenues

	Six Months Ended June 30,
	2011		2010		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Cost of revenues:
Application services	$14,192	15.6%	$12,394	15.9%	$1,798	14.5%
Professional services	12,252	13.5%	13,001	16.7%	(749)	(5.8)%

Total cost of revenues	$26,444	29.1%	$25,395	32.6%	$1,049	4.1%

Total cost of revenues. Total cost of revenues increased $1.0 million, or 4.1%, to $26.4 million for the six months ended June 30, 2011 from $25.4 million for the same period in 2010.

Cost of application services revenues. Cost of application services revenues increased $1.8 million, or 14.5%, to $14.2 million for the six months ended June 30, 2011 from $12.4 million for the same period in 2010. The increase was primarily due to an increase in personnel-related costs. We continued to increase staffing levels to support our growth in business. The remaining increase in cost of application services revenues was primarily attributable to higher technology-related expenses, as we continued to enhance our technology infrastructure to support our overall growth.

Cost of professional services revenues. Cost of professional services decreased $0.7 million, or 5.8%, to $12.3 million for the six months ended June 30, 2011 from $13.0 million for the same period in 2010. The decrease was primarily due to lower personnel-related costs and allocated general overhead costs resulting from decline in headcount, which is consistent with our expectation on professional services where our business strategy is to reduce our customers’ cost of ownership.

Operating Costs and Expenses

	Six Months Ended June 30,
	2011		2010		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Operating costs and expenses:
Research and development	$14,205	15.6%	$13,014	16.7%	$1,191	9.2%
Sales and marketing	17,731	19.5%	15,420	19.8%	2,311	15.0%
General and administrative	18,382	20.2%	16,774	21.5%	1,608	9.6%

Total operating costs and expenses	$50,318	55.3%	$45,208	58.0%	$5,110	11.3%

Total operating costs and expenses. Total operating costs and expenses increased $5.1 million, or 11.3%, to $50.3 million for the six months ended June 30, 2011 from $45.2 million for the same period in 2010. Costs increased in each department with the largest percentage increase in sales and marketing.

Research and development expenses. Research and development expenses increased $1.2 million, or 9.2%, to $14.2 million for the six months ended June 30, 2011 from $13.0 million for the same period in 2010. The increase was primarily due to an increase in personnel-related costs of $0.7 million, which was attributable to our increase in staffing levels in order to support our strategy to continue to enhance and broaden our products offerings. The increase was also due to an increase in technology-related expenses of $0.6 million to support our overall growth in research and development.

Sales and marketing expenses. Sales and marketing expenses increased $2.3 million, or 15.0%, to $17.7 million for the six months ended June 30, 2011 from $15.4 million for the same period in 2010. The increase was primarily due to higher personnel-related costs of $2.1 million, attributable to a higher commission expense driven by our sales growth. The increase in personnel-related costs was also impacted by our sales team expansion in order to support our continuing growth in sales, and a higher stock-based compensation expense. The overall increase was also driven by higher travel costs and conference expenses as a result of increased sales and marketing efforts.

General and administrative expenses. General and administrative expenses increased $1.6 million, or 9.6%, to $18.4 million for the six months ended June 30, 2011 from $16.8 million for the same period in 2010. The increase was primarily due to an increase in personnel-related costs of $1.0 million and professional fees of $0.6 million. The increase in personnel-related costs was primarily resulted from a higher stock-based compensation expense resulting from a full six months impact in 2011 from our equity awards granted in May 2010, as well as additional costs associated with our equity awards granted in May 2011. The increased professional fees were driven by higher accounting fees and certain legal fees incurred for our acquisition of Clinical Force.

Income Tax Expense

Income tax expense decreased $1.6 million to $1.1 million for the six months ended June 30, 2011 from $2.7 million for the same period in 2010. This decrease was primarily due to our ability to fully utilize our federal net operating loss carryforwards to offset federal taxable income as a result of the increased Section 382 limitation based upon our tax analysis completed in the fourth quarter of 2010. Our foreign income taxes were fairly consistent for the six months ended June 30, 2011 as compared with the same period in 2010.

Liquidity and Capital Resources

Our principal sources of liquidity were cash, cash equivalents and marketable securities of $94.2 million at June 30, 2011 and $85.5 million at December 31, 2010. Cash and cash equivalents increased $5.8 million during the first six months of 2011 primarily due to our strong sales activities and collection from our accounts receivable, partially offset by net purchases of marketable securities and our annual bonus payments. We manage our cash equivalents and marketable securities as a single investment portfolio that is intended to be available to meet our current cash requirements. Cash equivalents substantially consist of investment in money market funds. Marketable securities, which we classify as available-for-sale securities, primarily consist of high quality commercial paper, corporate bonds, U.S. government debt obligations and foreign government bonds. Marketable securities with remaining effective maturities of twelve months or less from the balance sheet date are classified as short-term; otherwise, they are classified as long-term on the consolidated balance sheet. Our investment policy for this investment portfolio generally requires investments in securities with less than one year to maturity.

We have a $10.0 million revolving line of credit under our senior secured credit facility, as amended, that matures in September 2013. Except for the $0.3 million reduction of the available amount due to several standby letters of credit issued in connection with office leases executed under our credit agreement in July 2009 and March 2011, the revolving line of credit remains undrawn. As of June 30, 2011, approximately $9.7 million of the revolving line of credit was still available for future borrowings. Due to the structure of the credit agreement, any future borrowings under the revolving line of credit will be classified as a current liability. As of June 30, 2011, the effective interest rate for our senior secured credit facility, as amended, was 2.69%, if borrowing under the U.S. London Interbank Offer Rate, or LIBOR, option. We are in compliance with all covenants under our senior secured credit facility, as amended, as of June 30, 2011.

We believe that our cash flows from operations, existing cash and cash equivalents and highly liquid marketable securities and our availability under our existing revolving line of credit will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for the foreseeable future. For the remainder of 2011, we expect to make approximately $4 to $5 million in capital expenditures, primarily to enhance our infrastructure and increase the capacity in our Houston data center, as well as to enhance our computer equipment across various corporate functions. We expect to acquire our capital equipment through purchases as opposed to capital lease arrangements.

Cash Flows

Cash Flows Provided By Operating Activities

Cash flows provided by operating activities during the six months ended June 30, 2011 were $11.6 million, which consisted primarily of a net income of $13.2 million, non-cash adjustments of stock-based compensation of $4.0 million and depreciation and amortization of $4.0 million, a decrease in accounts receivable of $6.4 million, partially offset by a decrease in deferred revenue of $12.3 million and a decrease in accrued payroll and other compensation of $4.3 million. The changes in working capital was impacted by the fluctuation within accounts receivable and deferred revenue, which was primarily due to the timing of billings, the associated revenue recognition and the decline in large upfront payments received from our customers. Some of our larger customers changed to more periodic payment terms upon their contracts renewals which is consistent with our expectation as our SaaS business model continues to evolve. The decrease in accrued payroll and other compensation was the result of our payment of annual bonuses.

Cash flows provided by operating activities during the six months ended June 30, 2010 were $3.0 million, which consisted primarily of a net income of $4.8 million, non-cash adjustments of depreciation and amortization of $4.8 million and stock-based compensation of $2.8 million, partially offset by a decrease in accrued payroll and other compensation of $3.5 million and an increase in prepaid expenses and other current assets of $3.4 million. The decrease in operating cash flows was primarily due to the payment of our annual bonuses and multi-year software-related fees.

Cash Flows Used In Investing Activities

Cash flows used in investing activities during the six months ended June 30, 2011 were $5.3 million, which was related to the $70.2 million purchases of marketable securities and the $1.9 million purchases of furniture, fixtures and equipment, partially offset by the $66.7 million proceeds from the sale and maturity of marketable securities and a $0.1 million decrease in our restricted cash. For the six months ended June 30, 2011, we did not acquire any equipment through capital lease arrangements.

Cash flows used in investing activities during the six months ended June 30, 2010 were $22.3 million, which was related to the $33.4 million purchases of marketable securities and the $4.4 million purchases of furniture, fixtures and equipment, partially offset by the $15.5 proceeds from the sale of marketable securities. For the six months ended June 30, 2010, we did not acquire any equipment through capital lease arrangements.

Cash Flows Used In Financing Activities

Cash flows used in financing activities during the six months ended June 30, 2011 were $0.5 million, which was primarily due to $1.6 million relating to the acquisition of treasury stock in connection with the vesting of restricted stock awards and $0.5 million of capital lease principal payments, partially offset by $1.6 million of proceeds from stock options exercise.

Cash flows used in financing activities during the six months ended June 30, 2010 were $0.8 million, which was primarily due to $1.9 million of capital lease principal payments and $0.3 million relating to the acquisition of treasury stock in connection with the vesting of restricted stock awards, partially offset by $0.8 million of proceeds from stock options exercise and $0.5 million of excess tax benefit realized from the exercise of stock options and vesting of restricted stock awards.

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

In April 2011, we entered into a lease modification to extend the term of our office in New York, New York. Pursuant to the modified lease agreement, the term of the lease will be extended from March 2012 to September 2013. The total amount of obligations is approximately $1.1 million over the extended term.

In July 2011, we completed an acquisition of Clinical Force and paid $5.2 million in cash at closing. See Note 9, “Acquisition,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information regarding this acquisition.

Other than stated above, there was no material change in our contractual obligations during the first six months of 2011.

In 2006, it was claimed that certain applications offered to our customers potentially infringed on intellectual property rights held by a third party. As a result of negotiations with the claimant, we entered into a license and settlement agreement in June 2007, pursuant to which we licensed the intellectual property held by the claimant for use in our future sales to customers and settled all past infringement claims. We paid a settlement amount of $2.2 million to the claimant in 2007. In June 2009, the claimant initiated a lawsuit against us claiming breach of contract. The complaint includes allegations that we have failed to pay unspecified royalties relating to sales of our products. We believe that the allegations in this lawsuit are without merit. We filed an answer in July 2009, denying all material allegations and asserting affirmative defenses. We also asserted counterclaims for a declaratory judgment that no royalties are owed with respect to sales of our products, as well as a counterclaim for claimant’s breach of the license and settlement agreement. The parties are nearing completion of pre-trial discovery activities. A trial date has not yet been scheduled. Since the probable outcome and the future economic impact of this litigation on us remain uncertain, we are unable to develop an estimate of our potential liability, if any, as it relates to this litigation. As a result, we did not record a liability as of June 30, 2011 nor December 31, 2010.

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

On March 4, 2011, DataTrak International, Inc., or DataTrak, filed a complaint for alleged patent infringement against us in DataTrak International v. Medidata Solutions, C.A. No. 1:11-cv-00458 in the U.S. District Court for the Northern District of Ohio. The complaint asserts infringement of U.S. Patent No. 7,464,087, which claims a method and system for unifying data from a variety of sources and seeks unspecified damages and injunctive relief. DataTrak formally served us with the complaint on June 6, 2011. The initial complaint did not provide any details concerning the alleged infringement; however, DataTrak amended the complaint in July 2011 and named Medidata Rave as an allegedly infringing product. In July 2011, we filed our answer to the amended complaint as well as counterclaims seeking a declaratory judgment of non-infringement and a finding that patent at issue is invalid. We intend to defend against DataTrak’s claims, and to pursue our counterclaims, vigorously. The discovery phase of the case is now open and ongoing. The probability of a favorable or unfavorable outcome to us is unknown and a range of loss, if any, cannot be estimated at this time. As a result, no accrual has been recorded by us associated with this litigation.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU generally represent clarification of ASC 820-10, Fair Value Measurements and Disclosures, but also include instances where a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements has changed. This ASU is the result of joint efforts by the FASB and International Accounting Standards Board to develop a single, converged fair value framework and guidance with respect to how to measure fair value and what disclosures to provide about fair value measurements. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The adoption of this ASU No. 2011-04 is not expected to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which removes the presentation options contained in ASC 220, Comprehensive Income, and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the format of statement of operations used today, and the second statement would include components of other comprehensive income. ASU No. 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and must be applied retrospectively for all periods presented in the financial statements. Early adoption is permitted. The adoption of this ASU No. 2011-05 is not expected to have a material impact on our consolidated financial statements other than merely a change in its presentation.

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

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $21.8 million at June 30, 2011. Our cash equivalents are invested in money market funds, the fair value of which is not materially affected by fluctuations in interest rates. We also had investment in marketable securities, which we classify as available-for-sale securities, totaling $72.4 million at June 30, 2011. Substantially all of our marketable securities are fixed income securities, which primarily consist of high quality commercial paper, corporate bonds, U.S. government debt obligations and foreign government bonds. The unrestricted cash and cash equivalents as well as marketable securities are held for working capital purposes. We manage our cash equivalents and marketable securities as a single investment portfolio that is intended to be available to meet our current cash requirements. We do not enter into investments for trading or speculative purposes. Due to the short-term nature and high credit ratings of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

We have a floating rate revolving line of credit under our senior secured credit facility, as amended, which is currently undrawn. Accordingly, we will be exposed to fluctuations in interest rates if such revolving line of credit is drawn. Assuming the maximum available amount of our revolving line of credit was drawn as of June 30, 2011, each hundred basis point change in prime rate or LIBOR would result in a change in interest expense by an average of approximately $0.1 million annually.

Exchange Rate Sensitivity

We have two separate exposures to currency fluctuation risk: subsidiaries outside the United States which use a foreign currency as their functional currency which are translated into U.S. dollars for consolidation; and non-U.S. dollar invoiced revenues.

Changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency are translated into U.S. dollars and result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We have translation exposure to various foreign currencies, including the Euro, British Pound Sterling and Japanese Yen. The potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to $0.5 million as of June 30, 2011.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2011, an evaluation was performed with the participation of our Disclosure Committee and our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon such evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2011.

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

In addition, we also used a portion of the net proceeds from our IPO to acquire Clinical Force in July 2011. The total consideration is expected to be $7.8 million, consisting of a cash payment of $5.2 million paid at closing and earn out payments of up to $2.6 million. The earn out payments are contingent upon the achievement of future billing targets for the CTMS application and will be payable in three annual installments beginning at December 31, 2011.

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

A summary of our repurchases of shares of our common stock for the three months ended June 30, 2011 was as follows:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs
April 1 – April 30, 2011	—	$—	—	—
May 1 – May 31, 2011	48,819	22.98	—	—
June 1 – June 30, 2011	22,267	22.53	—	—

Total	71,086	$22.84	—	—

(1)	Represents the number of shares acquired as payment by employees of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under our 2009 Plan.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

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

Date: August 9, 2011

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act.

31.2*	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act.

32.1**	Certification of CEO pursuant to Rules 13a-14(b) or 15d-14(b) under the Exchange Act and 18 U.S.C. 1350.

32.2**	Certification of CFO pursuant to Rules 13a-14(b) or 15d-14(b) under the Exchange Act and 18 U.S.C. 1350.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
***	In accordance with Rule 406T of Regulation S-T, the information in Exhibit 101 is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.