Form 10-Q
period 2011-09-30
Medidata Solutions, Inc.
filed 2011-11-08
CIK 1453814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 1, 2011, the registrant had 24,780,126 shares of common stock outstanding.

MEDIDATA SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended September 30, 2011

- i -

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

MEDIDATA SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Amounts in thousands, except per share data)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$26,049	$16,025
Marketable securities	76,646	69,473
Accounts receivable, net of allowance for doubtful accounts of $750 and $308, respectively	19,456	34,268
Prepaid commission expense	1,798	3,087
Prepaid expenses and other current assets	6,064	6,297
Deferred income taxes	3,901	3,731

Total current assets	133,914	132,881
Restricted cash	388	532
Furniture, fixtures and equipment, net	8,955	10,993
Goodwill	15,360	9,799
Intangible assets, net	3,889	2,945
Other assets	3,028	795

Total assets	$165,534	$157,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,483	$2,797
Accrued payroll and other compensation	8,612	11,520
Accrued expenses and other	3,866	4,058
Deferred revenue	51,554	63,228
Capital lease obligations	173	712

Total current liabilities	66,688	82,315

Noncurrent liabilities:
Deferred revenue, less current portion	14,066	20,540
Deferred tax liabilities	3,904	3,418
Capital lease obligations, less current portion	2	68
Other long-term liabilities	2,254	478

Total noncurrent liabilities	20,226	24,504

Total liabilities	86,914	106,819

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $0.01 per share; 100,000 shares authorized, 24,915 and 24,141 shares issued; 24,766 and 24,089 shares outstanding, respectively	249	241
Additional paid-in capital	130,682	122,015
Treasury stock, 149 and 52 shares, respectively	(2,186)	(474)
Accumulated other comprehensive loss	(251)	(117)
Accumulated deficit	(49,874)	(70,539)

Total stockholders’ equity	78,620	51,126

Total liabilities and stockholders’ equity	$165,534	$157,945

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Application services	$35,940	$34,522	$108,372	$96,414
Professional services	10,365	6,580	28,892	22,643

Total revenues	46,305	41,102	137,264	119,057
Cost of revenues(1)(2)
Application services	7,279	6,738	21,471	19,132
Professional services	6,224	6,470	18,476	19,471

Total cost of revenues	13,503	13,208	39,947	38,603
Gross profit	32,802	27,894	97,317	80,454
Operating costs and expenses:
Research and development(1)	7,306	6,450	21,511	19,464
Sales and marketing(1)(2)	8,788	7,493	26,519	22,913
General and administrative(1)	9,140	7,905	27,522	24,679

Total operating costs and expenses	25,234	21,848	75,552	67,056

Operating income	7,568	6,046	21,765	13,398
Interest and other income (expense):
Interest expense	(30)	(48)	(97)	(195)
Interest income	64	95	227	288
Other income, net	244	25	242	158

Total interest and other income, net	278	72	372	251

Income before income taxes	7,846	6,118	22,137	13,649
Provision for income taxes	364	1,454	1,472	4,156

Net income	$7,482	$4,664	$20,665	$9,493

Earnings per share:
Basic	$0.32	$0.20	$0.88	$0.41

Diluted	$0.31	$0.20	$0.84	$0.40

Weighted average common shares outstanding:
Basic	23,752	23,019	23,579	22,878
Diluted	24,491	23,856	24,683	23,738

(1) Stock-based compensation expense included in cost of revenues and operating costs and expenses is as follows:
Cost of revenues	$361	$240	$922	$525
Research and development	226	150	523	378
Sales and marketing	553	398	1,464	1,060
General and administrative	1,297	1,059	3,564	2,692

Total stock-based compensation	$2,437	$1,847	$6,473	$4,655

(2) Amortization expense of intangible assets included in cost of revenues and operating costs and expenses is as follows:
Cost of revenues	$318	$277	$770	$831
Sales and marketing	126	88	374	264

Total amortization of intangible assets	$444	$365	$1,144	$1,095

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$20,665	$9,493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,902	7,045
Stock-based compensation	6,473	4,655
Amortization of discounts or premiums on marketable securities	944	887
Deferred income taxes	(113)	44
Amortization of debt issuance costs	45	42
Excess tax benefit associated with equity awards	—	(827)
Changes in operating assets and liabilities:
Accounts receivable	14,949	(2,981)
Prepaid commission expense	785	199
Prepaid expenses and other current assets	318	(2,391)
Other assets	(509)	2
Accounts payable	(251)	(57)
Accrued payroll and other compensation	(2,920)	(1,635)
Accrued expenses and other	(26)	153
Deferred revenue	(19,963)	(7,315)
Other long-term liabilities	(43)	71

Net cash provided by operating activities	26,256	7,385

Cash flows from investing activities:
Purchases of furniture, fixtures and equipment	(2,896)	(5,609)
Purchases of available-for-sale securities	(93,918)	(65,169)
Proceeds from sale of available-for-sale securities	85,712	43,363
Acquisition of business, net of cash acquired	(5,166)	—
Decrease in restricted cash	144	—

Net cash used in investing activities	(16,124)	(27,415)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,202	1,003
Excess tax benefit associated with equity awards	—	827
Repayment of obligations under capital leases	(605)	(2,385)
Acquisition of treasury stock	(1,712)	(405)
Payment of debt issuance costs	—	(21)

Net cash used in financing activities	(115)	(981)

Net increase (decrease) in cash and cash equivalents	10,017	(21,011)
Effect of exchange rate changes on cash and cash equivalents	7	(13)
Cash and cash equivalents — Beginning of period	16,025	39,449

Cash and cash equivalents — End of period	$26,049	$18,425

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$40	$147

Income taxes	$1,524	$2,745

Noncash activities:
Furniture, fixtures and equipment acquired but not yet paid for at period-end	$214	$812

Contingent consideration associated with acquisition of business, at fair value	$1,819	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	ORGANIZATION

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

Except to the extent updated or described below, the Company’s significant accounting policies as of September 30, 2011 are the same as those at December 31, 2010, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2011.

Basis of Presentation — The accompanying interim condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010, the condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the SEC for interim financial reporting. Accordingly, certain information and footnote disclosures have been condensed or omitted pursuant to SEC rules that would ordinarily be required by GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto for the fiscal year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2011.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments consisting of normal recurring accruals considered necessary to present fairly the Company’s financial position as of September 30, 2011, results of its operations for the three and nine months ended September 30, 2011 and 2010 and cash flows for the nine months ended September 30, 2011 and 2010. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

The Company determined that the application services have standalone value as such services are often sold separately without professional services. Since the Company provides SaaS application services, the service components, including license, hosting and support, are combined and accounted for as a separate unit of accounting. The Company uses ESP to determine the selling pricing for application services when sold in multiple-element arrangements, as the Company does not have VSOE for these application services and TPE is not a practical alternative due to differences in features and functionality as compared with other companies’ offerings.

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

For the three and nine months ended September 30, 2011, the total revenues recognized for multiple-element arrangements entered into or materially modified in 2011 was $11.4 million and $23.2 million, respectively. The total amount of revenues that would have been recognized for the three and nine months ended September 30, 2011 if the same arrangements were accounted for under the pre-amended ASC 605-25 was $6.8 million and $10.3 million, respectively. During the three months ended September 30, 2011, the Company did not accelerate any deferred revenue related to multiple-element arrangements materially modified in 2011 as required per the adoption of ASU No. 2009-13. During the nine months ended September 30, 2011, the Company accelerated $6.0 million related to such arrangements.

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

Segment Information — As defined by ASC 280, Segment Reporting, the Company operates as a single segment, as the chief operating decision maker makes operating decisions and assesses performance based on one single operating unit. The Company recorded revenues in the following geographic areas, based on the country in which revenues were generated and greater than five percent of the total revenues for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
United States of America	$30,377	$26,102	$87,554	$74,931
Japan	6,167	4,424	17,947	13,267
United Kingdom	1,866	3,564	9,809	10,506
Switzerland	2,390	2,188	7,881	6,807
Other	5,505	4,824	14,073	13,546

Total	$46,305	$41,102	$137,264	$119,057

The following table summarizes long-term assets by geographic area as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Long-term assets:
United States of America	$22,997	$23,580
United Kingdom	8,046	809
Japan	577	675

Total	$31,620	$25,064

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$7,482	$4,664	$20,665	$9,493
Foreign currency translation adjustment	(158)	218	(45)	103
Net unrealized (loss) gain on marketable securities	(51)	46	(89)	90

Total comprehensive income	$7,273	$4,928	$20,531	$9,686

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

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

In April 2010, the FASB issued ASU No. 2010-13, Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades, which amends ASC 718, Compensation – Stock Compensation, to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades must not be considered a market, performance, or service condition. Therefore, an entity should not classify such an award as a liability if it otherwise qualifies for classification in equity. ASU No. 2010-13 is effective for interim and annual periods beginning on or after December 15, 2010. The Company adopted ASU No. 2010-13 on January 1, 2011. All of the Company’s stock-based awards granted to its international employees were classified as equity awards in accordance with its current accounting policy, which is consistent with the accounting treatment contained in this ASU No. 2010-13. Therefore, the adoption of ASU No. 2010-13 did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU generally represent clarification of ASC 820-10, Fair Value Measurements and Disclosures, but also include instances where a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements has changed. This ASU is the result of joint efforts by the FASB and International Accounting Standards Board to develop a single, converged fair value framework and guidance with respect to how to measure fair value and what disclosures to provide about fair value measurements. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU No. 2011-04 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which removes the presentation options contained in ASC 220, Comprehensive Income, and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the format of statement of operations used today, and the second statement would include components of other comprehensive income. ASU No. 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and must be applied retrospectively for all periods presented in the financial statements. Early adoption is permitted. The adoption of ASU No. 2011-05 is not expected to have a material impact on the Company’s consolidated financial statements other than merely a change in its presentation.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, which simplifies how entities test goodwill for impairment. ASU No. 2011-08 permits an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU No. 2011-08 is effective for interim and annual reporting periods beginning after December 15, 2011, with early adoption permitted. The Company is currently evaluating the impact, if any, of the provisions of ASU No. 2011-08 on its consolidated financial statements.

3.	MARKETABLE SECURITIES AND FAIR VALUE

The Company manages its cash equivalents and marketable securities as a single investment portfolio that is intended to be available to meet the Company’s current cash requirements. Cash equivalents consist of investments in money market funds, and certain U.S. government debt obligations and commercial paper with maturities of less than three months. Marketable securities, which the Company classifies as available-for-sale securities, primarily consist of high quality commercial paper, corporate bonds, U.S. government debt obligations and foreign government fixed income securities. All of our marketable securities have remaining effective maturities of twelve months or less from the balance sheet date; therefore, they are classified as short-term on the consolidated balance sheet. The Company’s investment policy for this portfolio generally requires investments in marketable securities with less than one year to maturity. The following table provides the Company’s marketable securities by security type as of September 30, 2011 and December 31, 2010 (in thousands):

	As of September 30, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper and corporate bonds	$57,057	$—	$(61)	$56,996
U.S. Treasury and U.S. government agency debt securities	17,139	6	(2)	17,143
Foreign government fixed income securities	2,507	—	—	2,507

Total	$76,703	$6	$(63)	$76,646

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

	As of December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper and corporate bonds	$44,324	$27	$(3)	$44,348
U.S. Treasury and U.S. government agency debt securities	22,569	11	—	22,580
Foreign government fixed income securities	2,548	—	(3)	2,545

Total	$69,441	$38	$(6)	$69,473

Contractual maturities of the Company’s marketable securities as of September 30, 2011 and December 31, 2010 are summarized as follows (in thousands):

	As of September 30, 2011		As of December 31, 2010
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in one year or less	$76,703	$76,646	$69,441	$69,473
Due after one through five years	—	—	—	—

Total	$76,703	$76,646	$69,441	$69,473

The following table provides the fair market value and the gross unrealized losses of the Company’s marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by security type as of September 30, 2011 and December 31, 2010 (in thousands):

	In Loss Position for Less than 12 Months
	As of September 30, 2011		As of December 31, 2010
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper and corporate bonds	$34,511	$(61)	$5,713	$(3)
U.S. Treasury and U.S. government agency debt securities	6,598	(2)	—	—
Foreign government fixed income securities	—	—	2,545	(3)

Total	$41,109	$(63)	$8,258	$(6)

None of the Company’s marketable securities has been in a continuous unrealized loss position for more than twelve months as of September 30, 2011 and December 31, 2010.

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

At September 30, 2011, the Company had an insignificant gross unrealized loss primarily due to a decrease in the fair value of certain corporate bond securities. The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include:

•	the length of time and extent to which fair value has been lower than the cost basis;

•	the financial condition, credit quality and near-term prospects of the investee; and

•	whether it is more likely than not that the Company will be required to sell the security prior to recovery.

As the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company has determined that the gross unrealized losses on such investments at September 30, 2011 are temporary in nature. Accordingly, the Company did not consider that its investments in marketable securities were other-than-temporarily impaired as of September 30, 2011.

During the three and nine months ended September 30, 2011, the Company recorded an insignificant amount of net realized gains and losses from the sale of marketable securities.

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

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

Financial assets (excluding cash balances) measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 are summarized as follows (in thousands):

	As of September 30, 2011			As of December 31, 2010
	Fair Value Measurement Using			Fair Value Measurement Using
	Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	$5,866	—	$5,866	$4,556	$—	$4,556
Commercial paper	—	2,499	2,499	—	3,899	3,899
U.S. government agency debt securities	—	2,000	2,000	—	—	—

Total cash equivalents	5,866	4,499	10,365	4,556	3,899	8,455

Commercial paper and corporate bonds	—	56,996	56,996	—	44,348	44,348
U.S. Treasury and U.S. government agency debt securities	7,524	9,619	17,143	13,051	9,529	22,580
Foreign government fixed income securities	—	2,507	2,507	—	2,545	2,545

Total marketable securities	7,524	69,122	76,646	13,051	56,422	69,473

Total financial assets	$13,390	$73,621	$87,011	$17,607	$60,321	$77,928

The Company’s financial assets that are measured at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy. Investments in money market funds and U.S. Treasury debt securities have been classified as Level 1 since these securities are valued based upon $1.00 net asset value per share or unadjusted quoted prices in active markets. Investments in commercial paper, corporate bonds, U.S. government agency debt securities and foreign government fixed income securities have been classified as Level 2 since these securities are valued based on quoted prices in less active markets or significant inputs which are directly or indirectly observable. The valuation techniques used to measure the fair values of corporate bonds, U.S. government agency debt securities and foreign government fixed income securities were derived from the inputs of market prices from multiple sources at each reporting period. The fair value was then determined based on a consensus price or a weighted average price for each security. For the remaining financial assets classified as Level 2, substantially all of the securities had a short maturity within one year with high credit ratings. Therefore, the valuation techniques used to measure the fair values were primarily derived from accretion of purchase price to its face value over the term of maturity or quoted market prices for similar instruments if available. During the nine months ended September 30, 2011 and 2010, there were no transfers of financial assets between Level 1 and Level 2.

The carrying amounts of all other current financial assets and current financial liabilities reflected in the consolidated balance sheets approximate fair value due to their short-term nature. Except for the contingent consideration associated with the acquisition as discussed in Note 4, the Company does not have non-financial assets or liabilities that have been measured at fair value on a nonrecurring basis as of September 30, 2011 and December 31, 2010.

4.	ACQUISITION

On July 1, 2011, the Company completed its acquisition of Clinical Force Limited (“Clinical Force”), a UK-based provider of SaaS clinical trial management systems (“CTMS”). With this acquisition, the Company expanded its service offerings to include a clinical trial management solution, which enables customers to reduce the financial and operational management burden of clinical trials, streamline clinical processes and increase visibility to timely information that enhances governance and decision making.

The Company combined Clinical Force into its single operating segment. The Company’s results of operations for the three and nine months ended September 30, 2011 include the operations of Clinical Force since the date of acquisition. The Company does not consider this acquisition significant to its condensed consolidated results of operations and therefore the related pro forma information related to revenues and earnings has not been presented. Revenues and earnings related to Clinical Force for the three and nine months ended September 30, 2011 were insignificant.

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

The Company acquired all outstanding shares of Clinical Force and the acquisition was accounted for using the purchase method of accounting. The purchase price was allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the date of the acquisition. The purchase price consisted of cash consideration of $5.2 million paid by the Company at closing, plus additional performance-based earn out payments of up to $2.6 million. Of the cash payment at closing, $4.4 million was paid to the sellers at the closing date and $0.8 million was held in an escrow account and will be released on the first anniversary of the acquisition pursuant to the terms of the purchase agreement. Of the earn-out payments, the maximum payable amount of $1.7 million will be cash and up to $0.9 million will be paid in the form of promissory notes to be issued to certain sellers by the Company. The earn-out payments are contingent upon the achievement of future billing targets for the CTMS application and will be calculated over three measuring periods beginning at December 31, 2011 and continuing for each of the next two calendar years thereafter.

This contingent consideration associated with the earn-out payments had an estimated fair value of $1.8 million as of the acquisition date and was recorded in other long-term liabilities on the Company’s consolidated financial statements. The fair value of the contingent consideration was estimated by applying the income approach. That measure is based on significant inputs that are not observable in the market, which ASC 820-10 refers to as Level 3 inputs. The significant inputs in the Level 3 measurement not supported by market activity included the Company’s probability assessments of expected future cash flows related to its acquisition of Clinical Force during the earn-out payments measurement period, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the purchase agreement. Any subsequent changes in the fair value of the contingent consideration will be reflected in earnings.

The purchase price excludes acquisition costs of $0.3 million, which were expensed in general and administrative expenses as incurred.

The following table sets for the components of the purchase price (in thousands).

Cash payment	$5,200
Contingent consideration at fair value	1,819

Total purchase price	$7,019

The Company paid a premium over the fair value of the net tangible and identified intangible assets acquired for a number of reasons, including the following:

•	A CTMS offering will strategically enhance the Company’s comprehensive SaaS platform, furthering the Company’s mission to help its customers optimize clinical trials from concept to conclusion.

•

The acquisition will enable the Company to provide its existing customers with a SaaS CTMS solution that eliminates the time, cost, and complexity of implementation associated with other non-SaaS CTMS software.

The value inherent in these elements does not meet the definition of an intangible asset under ASC 805, Business Combinations, and is therefore reflected as goodwill.

In connection with this acquisition, the Company acquired intangible assets of $2.1 million and assumed net liabilities of $0.8 million, resulting in recognition of goodwill of $5.7 million, none of which is tax deductible.

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

In connection with the allocation of the purchase price to the assets acquired and liabilities assumed, we identified certain intangible assets with determinable lives. The following table presents the acquired intangible assets, their estimated fair values derived using an income approach (in thousands), and weighted average lives.

	Acquisition Date Fair Value	Weighted Average Useful Lives (years)
Developed/core technology	$1,680	4
Customer relationships	460	6

	$2,140

The estimates of fair values for the assets acquired and liabilities assumed for the Clinical Force acquisition were based upon preliminary calculations and valuations. The estimates and assumptions used are subject to change as the Company obtains additional information for its estimates during the respective measurement periods (up to one year from the acquisition date). The primary areas of those estimates that are not yet finalized related to certain tangible assets and liabilities acquired, identifiable intangible assets, and income taxes.

5.	GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the nine months ended September 30, 2011, are as follows (in thousands).

Balance as of January 1, 2011	$9,799
Additions related to acquisition	5,695
Foreign currency translation adjustments	(134)

Balance as of September 30, 2011	$15,360

.

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

Intangible assets are summarized as follows (in thousands):

	As of September 30, 2011			As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$4,039	$(1,802)	$2,237	$2,400	$(1,340)	$1,060
Database	1,900	(1,346)	554	1,900	(1,060)	840
Customer relationships	2,049	(951)	1,098	1,600	(576)	1,024
Customer contracts	1,600	(1,600)	—	1,600	(1,579)	21

Total	$9,588	$(5,699)	$3,889	$7,500	$(4,555)	$2,945

Annual amortization for the next five years is expected to be as follows (in thousands):

Remainder of year ending December 31, 2011	$443
Years ending December 31,
2012	1,785
2013	804
2014	522
2015	272
2016	45

6.	STOCK-BASED COMPENSATION

The Company accounts for the stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. For the three and nine months ended September 30, 2011 and 2010, the components of stock-based compensation expense were summarized in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock options	$1,092	$1,076	$3,205	$3,042
Restricted stock awards	1,345	771	3,268	1,613

Total stock-based compensation	$2,437	$1,847	$6,473	$4,655

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Expected volatility	51%	—	50%	60%
Expected life	6 years	—	6 years	6 years
Risk-free interest rate	1.39%	—	1.85%	2.47%
Dividend yield	—	—	—	—

The following table summarizes the activity under the stock option plans as of September 30, 2011, and changes during the nine months then ended (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	2,384	$11.33
Granted	397	21.83
Exercised	(295)	7.47
Forfeited	(24)	19.26
Expired	(21)	16.16

Outstanding at September 30, 2011	2,441	$13.38	6.76	$10,308

Exercisable at September 30, 2011	1,574	$10.85	5.69	$9,601

Vested and expected to vest at September 30, 2011	2,392	$13.27	6.71	$10,281

The weighted-average grant-date fair value of stock options granted during the three months ended September 30, 2011 and 2010 was $9.19 and none, respectively. The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2011 and 2010 was $10.78 and $8.75, respectively. The total intrinsic value of stock options exercised during the three months ended September 30, 2011 and 2010 was $1.1 million and $1.0 million, respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2011 and 2010 was $4.7 million and $5.1 million, respectively.

The following table summarizes the status of the Company’s nonvested restricted stock awards as of September 30, 2011, and changes during the nine months then ended (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2011	731	$14.99
Granted	479	23.22
Vested	(213)	14.89
Forfeited	(20)	16.98

Nonvested at September 30, 2011	977	$19.01

As of September 30, 2011, there was a total of $25.0 million of unrecognized compensation cost related to all non-vested stock-based compensation awards granted, as recorded in accordance with ASC 718. This cost is expected to be recognized over a weighted-average remaining period of 2.7 years for stock options and 3.1 years for restricted stock awards. The total fair value of shares vested during each of the three month periods ended September 30, 2011 and 2010 was $1.3 million. The total fair value of shares vested during the nine months ended September 30, 2011 and 2010 was $8.1 million and $4.3 million, respectively.

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

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

A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2011 and 2010 are shown in the following table (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator
Net income	$7,482	$4,664	$20,665	$9,493
Denominator
Denominator for basic earnings per share:
Weighted average common shares outstanding	23,752	23,019	23,579	22,878
Denominator for diluted earnings per share:
Dilutive potential common shares:
Stock options	610	745	822	781
Restricted stock awards	129	92	282	79

Weighted average common shares outstanding with assumed conversion	24,491	23,856	24,683	23,738

Basic earnings per share	$0.32	$0.20	$0.88	$0.41

Diluted earnings per share	$0.31	$0.20	$0.84	$0.40
Total number of anti-dilutive shares of stock options and nonvested stock excluded from calculation of diluted earnings per share	1,635	1,228	347	1,138

8.	INCOME TAXES

In developing the estimate of the annual effective tax rate for the provision for income taxes for the three and nine months ended September 30, 2011, the Company expects its federal taxable income to be fully offset by its federal net operating loss carryforwards based on the Company’s increased Section 382 limitation resulting from a tax analysis completed in the fourth quarter of 2010. As a result, the Company’s effective tax rate for the three and nine months ended September 30, 2011 was approximately 5% and 7%, respectively.

In assessing the realizability of deferred tax assets, including the net operating loss carryforwards, the Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize its existing deferred tax assets. A significant piece of objective negative evidence evaluated has been the Company’s history of operating losses since its inception and continuing through 2008. While 2009 and 2010 have resulted in profitability, the existence of and the history of such negative evidence limits the Company’s ability to consider other subjective evidence such as the Company’s projections for future growth. Based on this evaluation, as of September 30, 2011, the Company has provided a valuation allowance against the majority of its domestic net deferred tax assets as their future utilization remains uncertain at this time. The amount of the deferred tax asset considered realizable, however, could be adjusted if forecasts of future taxable income during the carryforward period are ultimately achieved and the Company continues to be profitable.

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

9.	COMMITMENTS AND CONTINGENCIES

Legal Matters — The Company is subject to legal proceedings and claims which have arisen in the ordinary course of business. The Company records an estimated liability for these matters when an adverse outcome is considered to be probable and can be reasonably estimated.

In 2006, it was claimed that certain applications offered to the Company’s customers potentially infringed on intellectual property rights held by a third party (the “Claimant”). As a result of negotiations with the Claimant, the Company entered into a license and settlement agreement in June 2007, pursuant to which the Company licensed the intellectual property held by the Claimant for use in its future sales to customers and settled all past infringement claims. The Company paid a settlement amount of $2.2 million to the Claimant in 2007. In June 2009, the Claimant initiated a lawsuit against the Company claiming breach of contract. The complaint includes allegations that the Company has failed to pay unspecified royalties relating to sales of the Company’s products. The Company believes that the allegations in this lawsuit are without merit. The Company filed an answer in July 2009, denying all material allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims for a declaratory judgment that no royalties are owed with respect to sales of the Company’s products, as well as a counterclaim for Claimant’s breach of the license and settlement agreement. The parties are nearing completion of pre-trial discovery activities. A trial date has not yet been scheduled. Since the probable outcome and the future economic impact of this litigation on the Company remain uncertain, the Company is unable to develop an estimate of its potential liability, if any, as it relates to this litigation. As a result, the Company did not record a liability as of September 30, 2011 nor December 31, 2010.

On March 4, 2011, DataTrak International, Inc. (“DataTrak”) filed a complaint for alleged patent infringement against the Company in DataTrak International v. Medidata Solutions, C.A. No. 1:11-cv-00458 in the U.S. District Court for the Northern District of Ohio. The complaint asserts infringement of U.S. Patent No. 7,464,087, which claims a method and system for unifying data from a variety of sources and seeks unspecified damages and injunctive relief. DataTrak formally served the Company with the complaint on June 6, 2011. The initial complaint did not provide any details concerning the alleged infringement; however, DataTrak amended the complaint in July 2011 and named Medidata Rave as an allegedly infringing product. In July 2011, the Company filed its answer to the amended complaint and filed counterclaims seeking a declaratory judgment of non-infringement and a finding that the patent at issue is invalid. The Company intends to defend itself against DataTrak’s claims, and to pursue the Company’s counterclaims, vigorously. On October 28, 2011, the Company filed a reexamination request in the U.S. Patent and Trademark Office seeking to invalidate and/or narrow all of the claims of the asserted patent. On the same day, the Company filed a motion to stay this litigation in view of the reexamination request. The court has not yet entered an order on this motion. The probability of a favorable or unfavorable outcome to the Company is unknown and a range of loss, if any, cannot be estimated at this time. As a result, no accrual has been recorded by the Company associated with this litigation.

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

Our customer base has grown from 92 at January 1, 2008 to 261 at September 30, 2011, 18 of which were acquired through the acquisition of Clinical Force Limited, or Clinical Force on July 1, 2011. Our relationships with some of these customers include multiple divisions and business units at various domestic and international locations. We generate revenues from sales to new customers as well as sales and renewals from our existing customers. Our global direct sales organization represents our primary source of sales, with an increasing volume of sales generated through our CRO relationships. Our customer retention rate was 94.1% and 91.9% for the nine months ended September 30, 2011 and 2010, respectively. We calculate customer retention based upon the number of customers that existed both at the beginning and end of the relevant period. Revenues from lost customers for the nine months ended September 30, 2011 and 2010 accounted for 4.2% and 1.2%, respectively, of total prior year revenues. To calculate the impact of customers lost during the period, we consider the revenues recognized from lost customers during the most recent prior fiscal year as a percentage of total company revenues from the same period. Traditionally, we maintain a high percentage of customer retention and hence the revenue impact from lost customers is insignificant to our total revenues. Our revenues from lost customers for the nine months ended September 30, 2011 was impacted by a contract termination which resulted in a one-time acceleration of revenue recognition in the fourth quarter of 2010. We believe revenues from lost customers coupled with customer retention rate give the best sense of volume and scale of customer loss and retention. Our presentation of customer retention and revenues from lost customers may differ from other companies in our industry.

We manage our business as one reportable segment. Historically, we have generated most of our revenues from sales to customers located in the United States. However, revenues generated from customers located in Europe and Asia (including Australia) represent a significant portion of overall revenues. Revenues generated from customers located in Europe represented approximately 20% and 24% of total revenues for the three months ended September 30, 2011 and 2010, respectively, and approximately 21% and 24% of total revenues for the nine months ended September 30, 2011 and 2010, respectively. Revenues generated from customers in Asia represented approximately 14% and 12% of total revenues for the three months ended September 30, 2011 and 2010, respectively, and approximately 14% and 13% of total revenues for the nine months ended September 30, 2011 and 2010, respectively. We expect sales from customers in Europe and Asia to continue to represent a significant portion of total sales as we continue to serve existing and new customers in these markets.

Our backlog is primarily associated with application services and represents the total future contract value of outstanding, multi-study and single-study arrangements, billed and unbilled, at a point in time. Thus, our backlog includes deferred revenue. Revenue generated in any given period is a function of revenue recognized from the beginning of period backlog, contract renewals, and new customer contracts. For this reason, backlog at the beginning of any period is not necessarily indicative of long-term future performance. We monitor as an annual metric the amount of revenues expected to be recognized from backlog over the current fiscal year, or full year backlog. As of January 1, 2011, we had full year backlog of approximately $135 million. We also track, quarterly, the remaining amount of revenue to be recognized from backlog in the current year, or remaining backlog, which as of September 30, 2011 is approximately $39 million. Our presentation of backlog may differ from other companies in our industry.

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

Acquisition of Clinical Force

On July 1, 2011, we completed an acquisition of Clinical Force, a provider of SaaS clinical trial management systems, or CTMS. With this acquisition, we expanded our service offerings to include a clinical trial management solution, which enables our customers to reduce the financial and operational management burden of clinical trials, streamline clinical processes and increase visibility to timely information that enhances governance and decision making. The total consideration is expected to be $7.0 million consisting of a cash payment of $5.2 million paid at the closing date, plus additional performance-based earn-out payments of up to $2.6 million which have an estimated fair value of $1.8 million as of the acquisition date. Our results of operations for the three and nine months ended September 30, 2011 include the operations of Clinical Force since the date of acquisition. We have combined Clinical Force into our single operating segment.

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

In assessing the realizability of our deferred tax assets, including the net operating loss carryforwards, we assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize our existing deferred tax assets. A significant piece of objective negative evidence evaluated has been our history of operating losses since our inception and continuing through 2008. While 2009 and 2010 have resulted in profitability, the existence of and the history of such negative evidence limits our ability to consider other subjective evidence such as our projections for future growth. Based on this evaluation, as of September 30, 2011, we have provided a valuation allowance against the majority of our domestic net deferred tax assets as their future utilization remains uncertain at this time. The amount of the deferred tax asset considered realizable, however, could be adjusted if forecasts of future taxable income during the carryforward period are ultimately achieved and we continue to be profitable.

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

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Our critical accounting policies, including the assumptions and judgments underlying them, require the application of significant judgment in the preparation of our financial statements, and as a result they are subject to a greater degree of uncertainty. In applying these policies, we use our judgment to determine the appropriate assumptions to be used in calculating estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from those estimates. Our critical accounting policies consist of revenue recognition, stock-based compensation, goodwill and intangibles and income taxes. Except to the extent updated or described below, our critical accounting policies as of September 30, 2011 are the same as those at December 31, 2010, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

We determined that the application services have standalone value as such services are often sold separately without professional services. Since we provide SaaS application services, the service components, including license, hosting and support, are combined and accounted for as a separate unit of accounting. We use estimated selling price, or ESP, to determine the selling pricing for application services when sold in multiple-element arrangements, as we do not have, vendor-specific objective evidence, or VSOE, for these application services and third-party evidence, or TPE, is not a practical alternative due to differences in features and functionality as compared with other companies’ offerings.

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

Our results of operations for the three and nine months ended September 30, 2011 include the operations of Clinical Force since the date of acquisition, July 1, 2011. The operations of Clinical Force did not have a significant impact on our results of operations. For the three months ended September 30, 2011, we recognized $0.2 million of revenues, and incurred $0.2 million and $0.3 million of cost of revenues and operating costs and expenses, respectively.

The following table sets forth our consolidated results of operations as a percentage of total revenues for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Application services	77.6%	84.0%	79.0%	81.0%
Professional services	22.4%	16.0%	21.0%	19.0%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
Application services	15.7%	16.4%	15.6%	16.1%
Professional services	13.4%	15.7%	13.5%	16.4%

Total cost of revenues	29.1%	32.1%	29.1%	32.5%

Gross profit	70.9%	67.9%	70.9%	67.5%

Operating costs and expenses:
Research and development	15.8%	15.7%	15.7%	16.3%
Sales and marketing	19.0%	18.2%	19.3%	19.2%
General and administrative	19.7%	19.2%	20.1%	20.7%

Total operating costs and expenses	54.5%	53.1%	55.1%	56.2%

Operating income	16.4%	14.8%	15.8%	11.3%

Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010

Revenues

	Three Months Ended September 30,
	2011		2010		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Revenues:
Application services	$35,940	77.6%	$34,522	84.0%	$1,418	4.1%
Professional services	10,365	22.4%	6,580	16.0%	3,785	57.5%

Total revenues	$46,305	100.0%	$41,102	100.0%	$5,203	12.7%

Total revenues. Total revenues increased $5.2 million, or 12.7%, to $46.3 million for the three months ended September 30, 2011 from $41.1 million for the same period in 2010. The increase in revenues was primarily due to a $1.4 million increase in revenues from application services and a $3.8 million increase in revenues from professional services. At the start of the third quarter of 2011, we had approximately $74 million of 2011 remaining backlog. As of September 30, 2011, the total 2011 remaining backlog was approximately $39 million.

Application services revenues. Revenues from application services increased $1.4 million, or 4.1%, to $36.0 million for the three months ended September 30, 2011 from $34.5 million for the same period in 2010. The majority of the increase in application services revenues was derived from the revenue from new customers. We also benefited from increased product uptake and cross-selling to existing customers, as well as new customer additions.

Professional services revenues. Revenues from professional services increased $3.8 million, or 57.5%, to $10.4 million for the three months ended September 30, 2011 from $6.6 million for the same period in 2010. As a result of our adoption of ASU No. 2009-13, professional services revenues in multiple-element arrangements entered into in 2011 are recognized on a more accelerated, as-delivered basis, as compared with the revenues recognized ratably over the term of the arrangements in the prior period.

Cost of Revenues

	Three Months Ended September 30,
	2011		2010		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Cost of revenues:
Application services	$7,279	15.7%	$6,738	16.4%	$541	8.0%
Professional services	6,224	13.4%	6,470	15.7%	(246)	(3.8)%

Total cost of revenues	$13,503	29.1%	$13,208	32.1%	$295	2.2%

Total cost of revenues. Total cost of revenues increased $0.3 million, or 2.2%, to $13.5 million for the three months ended September 30, 2011 from $13.2 million for the same period in 2010.

Cost of application services revenues. Cost of application services revenues increased $0.5 million, or 8.0%, to $7.3 million for the three months ended September 30, 2011 from $6.7 million for the same period in 2010. The increase was primarily due to an increase in personnel-related costs. We continued to increase staffing levels to support our growth in business.

Cost of professional services revenues. Cost of professional services revenues decreased $0.2 million, or 3.8%, to $6.2 million for the three months ended September 30, 2011 from $6.5 million for the same period in 2010. The decrease was primarily driven by lower personnel-related costs resulting from a decline in headcount due to our effort to increase the utilization of professional services staff.

Operating Costs and Expenses

	Three Months Ended September 30,
	2011		2010		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Operating costs and expenses:
Research and development	$7,306	15.8%	$6,450	15.7%	$856	13.3%
Sales and marketing	8,788	19.0%	7,493	18.2%	1,295	17.3%
General and administrative	9,140	19.7%	7,905	19.2%	1,235	15.6%

Total operating costs and expenses	$25,234	54.5%	$21,848	53.1%	$3,386	15.5%

Total operating costs and expenses. Total operating costs and expenses increased $3.4 million, or 15.5%, to $25.2 million for the three months ended September 30, 2011 from $21.8 million for the same period in 2010. Costs increased in each department with the larger increases in sales and marketing and general and administrative expenses.

Research and development expenses. Research and development expenses increased $0.9 million, or 13.3%, to $7.3 million for the three months ended September 30, 2011 from $6.4 million for the same period in 2010. The increase was primarily due to an increase in personnel-related costs, which was attributable to our increase in staffing levels in order to support our strategy to continue to enhance and broaden our products offerings. The increase was also due to an increase in technology-related expenses to support our overall growth in research and development.

Sales and marketing expenses. Sales and marketing expenses increased $1.3 million, or 17.3%, to $8.8 million for the three months ended September 30, 2011 from $7.5 million for the same period in 2010. The increase was primarily due to higher personnel-related costs, attributable to our sales team expansion in order to support our continuing growth in sales. The increase in personnel-related costs was also attributable to a higher stock-based compensation expense primarily due to new awards granted in 2011. The overall increase was also driven by higher travel costs and conference expenses as a result of increased sales and marketing efforts and higher recruiting expenses driven by the increase in headcount.

General and administrative expenses. General and administrative expenses increased $1.2 million, or 15.6%, to $9.1 million for the three months ended September 30, 2011 from $7.9 million for the same period in 2010. The increase was primarily due to an increase in professional fees and personnel-related costs. The increased professional fees were driven by legal fees associated with our ongoing litigation matters and higher accounting fees. The increase in personnel-related costs primarily resulted from a higher stock-based compensation expense largely due to new awards granted in 2011.

Income Tax Expense

Income tax expense decreased $1.0 million to $0.4 million for the three months ended September 30, 2011 from $1.4 million for the same period in 2010. This decrease was primarily due to our ability to fully utilize our federal net operating loss carryforwards to offset federal taxable income as a result of the increased Section 382 limitation based upon our tax analysis completed in the fourth quarter of 2010. Our income tax expense for the three months ended September 30, 2011 was also impacted by a $0.3 million tax benefit resulting from the federal return to provision adjustment. Our foreign income taxes were fairly consistent for the three months ended September 30, 2011 as compared with the same period in 2010.

Nine Months Ended September 30, 2011 Compared with Nine Months Ended September 30, 2010

Revenues

	Nine Months Ended September 30,
	2011		2010		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Revenues:
Application services	$108,372	79.0%	$96,414	81.0%	$11,958	12.4%
Professional services	28,892	21.0%	22,643	19.0%	6,249	27.6%

Total revenues	$137,264	100.0%	$119,057	100.0%	$18,207	15.3%

Total revenues. Total revenues increased $18.2 million, or 15.3%, to $137.3 million for the nine months September 30, 2011 from $119.0 million for the same period in 2010. The increase in revenues was primarily due to a $12.0 million increase in revenues from application services and a $6.2 million increase in revenues from professional services. At the start of 2011, we had approximately $135 million of 2011 full year backlog. As of September 30, 2011, the total 2011 remaining backlog was approximately $39 million.

Application services revenues. Revenues from application services increased $12.0 million, or 12.4%, to $108.4 million for the nine months ended September 30, 2011 from $96.4 million for the same period in 2010. The majority of the increase in application services revenues was derived from increased activity in our existing large and midmarket customers, primarily resulting from new studies and renewals. We also benefited from increased product uptake and cross-selling to existing customers, as well as new customer additions. During the first nine months of 2011, we added 61 customers, including 18 customers acquired as a result of the acquisition of Clinical Force, to reach a total of 261 customers as of September 30, 2011. Revenues from new customers accounted for 32% of the total increase in application services revenues. Revenues also expanded significantly from customers based in Asia and North America, which grew 35% and 11%, respectively, whereas revenues from customers based in Europe grew slightly as compared with the prior period. As a result of our adoption of ASU No. 2009-13, our application services revenues also benefitted from a $2.5 million one-time revenue acceleration primarily associated with two customer contract renewals.

Professional services revenues. Revenues from professional services increased $6.2 million, or 27.6%, to $28.9 million for the nine months ended September 30, 2011 from $22.6 million for the same period in 2010. Professional services revenues benefitted from a $3.5 million one-time revenue acceleration associated with two customer contract renewals as required per the adoption of ASU No. 2009-13. Excluding this impact, our professional services revenues increased as compared with the prior period. The increase was primarily driven by the timing of revenue recognition, as our professional service revenues in multiple-element arrangements entered into in 2011 are recognized on a more accelerated, as-delivered basis, following our adoption of ASU No. 2009-13. This increase was partially offset by the current period decline in the estimated fair value utilized to determine the value of our professional services associated with our multiple-element arrangements entered into prior to 2011.

Cost of Revenues

	Nine Months Ended September 30,
	2011		2010		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Cost of revenues:
Application services	$21,471	15.6%	$19,132	16.1%	$2,339	12.2%
Professional services	18,476	13.5%	19,471	16.4%	(995)	(5.1)%

Total cost of revenues	$39,947	29.1%	$38,603	32.5%	$1,344	3.5%

Total cost of revenues. Total cost of revenues increased $1.3 million, or 3.5%, to $39.9 million for the nine months ended September 30, 2011 from $38.6 million for the same period in 2010.

Cost of application services revenues. Cost of application services revenues increased $2.3 million, or 12.2%, to $21.5 million for the nine months ended September 30, 2011 from $19.1 million for the same period in 2010. The increase was principally due to an increase in personnel-related costs. We continued to increase staffing levels to support our growth in business.

Cost of professional services revenues. Cost of professional services decreased $1.0 million, or 5.1%, to $18.5 million for the nine months ended September 30, 2011 from $19.5 million for the same period in 2010. The decrease was primarily driven by lower personnel-related costs and allocated general overhead costs resulting from a decline in headcount due to our effort to increase the utilization of professional services staff.

Operating Costs and Expenses

	Nine Months Ended September 30,
	2011		2010		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Operating costs and expenses:
Research and development	$21,511	15.7%	$19,464	16.3%	$2,047	10.5%
Sales and marketing	26,519	19.3%	22,913	19.2%	3,606	15.7%
General and administrative	27,522	20.1%	24,679	20.7%	2,843	11.5%

Total operating costs and expenses	$75,552	55.1%	$67,056	56.2%	$8,496	12.7%

Total operating costs and expenses. Total operating costs and expenses increased $8.5 million, or 12.7%, to $75.6 million for the nine months ended September 30, 2011 from $67.0 million for the same period in 2010. Costs increased in each department with the largest percentage increase in sales and marketing.

Research and development expenses. Research and development expenses increased $2.0 million, or 10.5%, to $21.5 million for the nine months ended September 30, 2011 from $19.5 million for the same period in 2010. The increase was primarily due to an increase in personnel-related costs of $1.5 million, which was attributable to our increase in staffing levels in order to support our strategy to continue to enhance and broaden our products offerings. The increase was also due to an increase in technology-related expenses of $0.8 million to support our overall growth in research and development.

Sales and marketing expenses. Sales and marketing expenses increased $3.6 million, or 15.7%, to $26.5 million for the nine months ended September 30, 2011 from $22.9 million for the same period in 2010. The increase was primarily due to higher personnel-related costs of $3.1 million, attributable to our sales team expansion in order to support our continuing growth in sales. The increase in personnel-related costs was also attributable to a higher commission expense driven by our sales growth and a higher stock-based compensation expense. The overall increase was also driven by higher travel costs and conference expenses as a result of increased sales and marketing efforts and higher recruiting costs driven by the increase in headcount.

General and administrative expenses. General and administrative expenses increased $2.9 million, or 11.5%, to $27.5 million for the nine months ended September 30, 2011 from $24.6 million for the same period in 2010. The increase was primarily due to an increase in personnel-related costs of $1.4 million and professional fees of $1.2 million. The increase in personnel-related costs was primarily resulted from a higher stock-based compensation expense resulting from a full nine months impact in 2011 from our equity awards granted in May 2010, as well as additional costs associated with our equity awards granted in May 2011. The increased professional fees were driven by higher accounting fees, and certain legal fees incurred for our acquisition of Clinical Force and associated with our ongoing litigation matters.

Income Tax Expense

Income tax expense decreased $2.7 million to $1.5 million for the nine months ended September 30, 2011 from $4.2 million for the same period in 2010. This decrease was primarily due to our ability to fully utilize our federal net operating loss carryforwards to offset federal taxable income as a result of the increased Section 382 limitation based upon our tax analysis completed in the fourth quarter of 2010. Our foreign income taxes were fairly consistent for the nine months ended September 30, 2011 as compared with the same period in 2010.

Liquidity and Capital Resources

Our principal sources of liquidity were cash, cash equivalents and marketable securities of $102.7 million at September 30, 2011 and $85.5 million at December 31, 2010. Cash and cash equivalents increased $10.0 million during the first nine months of 2011 primarily due to our strong sales activities and collection from our accounts receivable, partially offset by net purchases of marketable securities and the cash consideration paid for the acquisition of Clinical Force at closing. We manage our cash equivalents and marketable securities as a single investment portfolio that is intended to be available to meet our current cash requirements. Cash equivalents substantially consist of investment in money market funds. Marketable securities, which we classify as available-for-sale securities, primarily consist of high quality commercial paper, corporate bonds, U.S. government debt obligations and foreign government fixed income securities. Marketable securities with remaining effective maturities of twelve months or less from the balance sheet date are classified as short-term; otherwise, they are classified as long-term on the consolidated balance sheet. Our investment policy for this investment portfolio generally requires investments in securities with less than one year to maturity.

We have a $10.0 million revolving line of credit under our senior secured credit facility, as amended, that matures in September 2013. Except for the $0.1 million reduction of the available amount due to a standby letter of credit issued in connection with the office lease executed under our credit agreement in March 2011, the revolving line of credit remains undrawn. As of September 30, 2011, approximately $9.9 million of the revolving line of credit was still available for future borrowings. Due to the structure of the credit agreement, any future borrowings under the revolving line of credit will be classified as a current liability. As of September 30, 2011, the effective interest rate for our senior secured credit facility, as amended, was 2.74%, if borrowing under the U.S. London Interbank Offer Rate, or LIBOR, option. We are in compliance with all covenants under our senior secured credit facility, as amended, as of September 30, 2011.

We believe that our cash flows from operations, existing cash and cash equivalents and highly liquid marketable securities and our availability under our existing revolving line of credit will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for the foreseeable future. For the remainder of 2011, we expect to make approximately $3 to 4 million in capital expenditures, primarily to enhance our infrastructure and increase the capacity in our Houston data center, as well as to enhance our computer equipment across various corporate functions. We expect to acquire our capital equipment through purchases as opposed to capital lease arrangements.

Cash Flows

Cash Flows Provided By Operating Activities

Cash flows provided by operating activities during the nine months ended September 30, 2011 were $26.3 million, which consisted primarily of a net income of $20.7 million, non-cash adjustments of stock-based compensation of $6.5 million and depreciation and amortization of $5.9 million, a decrease in accounts receivable of $14.9 million, partially offset by a decrease in deferred revenue of $20.0 million. The change in working capital was impacted by the fluctuation within accounts receivable and deferred revenue, which was primarily due to strong customer collections, the timing of billings, the associated revenue recognition and the decline in large upfront payments received from our customers. Some of our larger customers changed to more periodic payment terms upon their contracts renewals which is consistent with our expectation as our SaaS business model continues to evolve.

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

Cash Flows Used In Investing Activities

Cash flows used in investing activities during the nine months ended September 30, 2011 were $16.1 million, which was related to the $93.9 million purchases of marketable securities, the $5.2 million of cash consideration paid for the acquisition of Clinical Force, and the $2.9 million purchases of furniture, fixtures and equipment, partially offset by the $85.7 million proceeds from the sale and maturity of marketable securities and a $0.1 million decrease in our restricted cash. For the nine months ended September 30, 2011, we did not acquire any equipment through capital lease arrangements.

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

Cash Flows Used In Financing Activities

Cash flows used in financing activities during the nine months ended September 30, 2011 were $0.1 million, which was primarily due to $1.7 million relating to the acquisition of treasury stock in connection with the vesting of restricted stock awards and $0.6 million of capital lease principal payments, partially offset by $2.2 million of proceeds from stock options exercise.

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

In April 2011, we entered into a lease modification to extend the term of our office lease in New York, New York. Pursuant to the modified lease agreement, the term of the lease will be extended from March 2012 to September 2013. The total amount of obligations is approximately $1.1 million over the extended term.

In July 2011, we completed an acquisition of Clinical Force. Pursuant to the terms of the purchase agreement, the total consideration includes earn-out payments of up to $2.6 million. Of the maximum payable amount, $1.7 million will be cash and up to $0.9 million will be paid in the form of promissory notes to be issued to certain sellers by us. The earn-out payments are contingent upon the achievement of future billing targets for the CTMS application and will be calculated over three measuring periods beginning at December 31, 2011 and continuing for each of the next two calendar years thereafter.

Other than stated above, there was no material change in our contractual obligations during the first nine months of 2011.

In 2006, it was claimed that certain applications offered to our customers potentially infringed on intellectual property rights held by a third party. As a result of negotiations with the claimant, we entered into a license and settlement agreement in June 2007, pursuant to which we licensed the intellectual property held by the claimant for use in our future sales to customers and settled all past infringement claims. We paid a settlement amount of $2.2 million to the claimant in 2007. In June 2009, the claimant initiated a lawsuit against us claiming breach of contract. The complaint includes allegations that we have failed to pay unspecified royalties relating to sales of our products. We believe that the allegations in this lawsuit are without merit. We filed an answer in July 2009, denying all material allegations and asserting affirmative defenses. We also asserted counterclaims for a declaratory judgment that no royalties are owed with respect to sales of our products, as well as a counterclaim for claimant’s breach of the license and settlement agreement. The parties are nearing completion of pre-trial discovery activities. A trial date has not yet been scheduled. Since the probable outcome and the future economic impact of this litigation on us remain uncertain, we are unable to develop an estimate of our potential liability, if any, as it relates to this litigation. As a result, we did not record a liability as of September 30, 2011 nor December 31, 2010.

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

On March 4, 2011, DataTrak International, Inc., or DataTrak, filed a complaint for alleged patent infringement against us in DataTrak International v. Medidata Solutions, C.A. No. 1:11-cv-00458 in the U.S. District Court for the Northern District of Ohio. The complaint asserts infringement of U.S. Patent No. 7,464,087, which claims a method and system for unifying data from a variety of sources and seeks unspecified damages and injunctive relief. DataTrak formally served us with the complaint on June 6, 2011. The initial complaint did not provide any details concerning the alleged infringement; however, DataTrak amended the complaint in July 2011 and named Medidata Rave as an allegedly infringing product. In July 2011, we filed our answer to the amended complaint as well as counterclaims seeking a declaratory judgment of non-infringement and a finding that patent at issue is invalid. We intend to defend against DataTrak’s claims, and to pursue our counterclaims, vigorously. On October 28, 2011, we filed a reexamination request in the U.S. Patent and Trademark Office seeking to invalidate and/or narrow all of the claims of the asserted patent. On the same day, we filed a motion to stay this litigation in view of the reexamination report. The court has not yet entered an order on this motion. The probability of a favorable or unfavorable outcome to us is unknown and a range of loss, if any, cannot be estimated at this time. As a result, no accrual has been recorded by us associated with this litigation.

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

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, which simplifies how entities test goodwill for impairment. ASU No. 2011-08 permits an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU No. 2011-08 is effective for interim and annual reporting periods beginning after December 15, 2011, with early adoption permitted. We are currently evaluating the impact, if any, of the provisions of ASU No. 2011-08 on our consolidated financial statements.

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

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $26.0 million at September 30, 2011. Our cash equivalents are invested in money market funds and certain U.S. government obligations and commercial paper with maturities of less than three months, the fair value of which is not materially affected by fluctuations in interest rates. We also had investment in marketable securities, which we classify as available-for-sale securities, totaling $76.6 million at September 30, 2011. Substantially all of our marketable securities are fixed income securities, which primarily consist of high quality commercial paper, corporate bonds, U.S. government debt obligations and foreign government fixed income securities. The unrestricted cash and cash equivalents as well as marketable securities are held for working capital purposes. We manage our cash equivalents and marketable securities as a single investment portfolio that is intended to be available to meet our current cash requirements. We do not enter into investments for trading or speculative purposes. Due to the short-term nature and high credit ratings of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

We have a floating rate revolving line of credit under our senior secured credit facility, as amended, which is currently undrawn. Accordingly, we will be exposed to fluctuations in interest rates if such revolving line of credit is drawn. Assuming the maximum available amount of our revolving line of credit was drawn as of September 30, 2011, each hundred basis point change in prime rate or LIBOR would result in a change in interest expense by an average of approximately $0.1 million annually.

Exchange Rate Sensitivity

We have two separate exposures to currency fluctuation risk: subsidiaries outside the United States which use a foreign currency as their functional currency that are translated into U.S. dollars for consolidation; and non-U.S. dollar invoiced revenues.

Changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency are translated into U.S. dollars and result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We have translation exposure to various foreign currencies, including the Euro, British Pound Sterling and Japanese Yen. The potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to $0.4 million as of September 30, 2011.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2011, an evaluation was performed with the participation of our Disclosure Committee and our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon such evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2011.

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

In addition, we also used a portion of the net proceeds from our IPO to acquire Clinical Force in July 2011. The total consideration was cash payment of $5.2 million paid at closing and earn-out payments of up to $2.6 million. The earn-out payments are contingent upon the achievement of future billing targets for the CTMS application and will be payable in three annual installments beginning at December 31, 2011.

The remaining net proceeds from our IPO have been invested in high quality marketable securities. We plan to use these remaining net proceeds for working capital and other general corporate purposes.

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

A summary of our repurchases of shares of our common stock for the three months ended September 30, 2011 was as follows:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs
July 1 – July 31, 2011	—	$—	—	—
August 1 – August 31, 2011	5,528	15.90	—	—
September 1 – September 30, 2011	—	—	—	—

Total	5,528	$15.90	—	—

(1)	Represents the number of shares acquired as payment by employees of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under our 2009 Plan.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

The information required by this Item 6 is set forth on the exhibit index that follows the signature page of this report.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIDATA SOLUTIONS, INC.

By:	/s/ CORY DOUGLAS
Cory Douglas Chief Financial Officer (Principal Financial and Chief Accounting Officer)

Date: November 8, 2011

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act.

31.2*	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act.

32.1*	Certification of CEO pursuant to Rules 13a-14(b) or 15d-14(b) under the Exchange Act and 18 U.S.C. 1350.

32.2**	Certification of CFO pursuant to Rules 13a-14(b) or 15d-14(b) under the Exchange Act and 18 U.S.C. 1350.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
***	In accordance with Rule 406T of Regulation S-T, the information in Exhibit 101 is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.