Form 10-K
period 2011-12-31
Medidata Solutions, Inc.
filed 2012-03-13
CIK 1453814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

As of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $466,378,553 based on the closing sale price for the registrant’s common stock on the NASDAQ Global Market on that date of $23.87 per share. For purposes of determining this number, all executive officers and directors of the registrant are considered to be affiliates of the registrant, as well as individual shareholders holding more than 10% of the registrant’s outstanding common stock. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

As of March 5, 2012, the registrant had 24,930,375 shares of common stock outstanding.

Documents Incorporated by Reference:

Part III of this Annual Report on Form 10-K incorporates by reference certain information that will be set forth in the registrant’s Proxy Statement, which is expected to first be mailed to shareholders on or around April 2, 2012, prepared for the Annual Meeting of Stockholders scheduled for May 16, 2012. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

MEDIDATA SOLUTIONS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Company Overview

We are a leading global provider of software-as-a-service, or SaaS, clinical technology solutions that enhance the efficiency of our customers’ clinical development processes from concept to conclusion, optimizing their research and development investments. Our customers are pharmaceutical, biotechnology and medical device companies, academic institutions, contract research organizations, or CROs, and other organizations engaged in clinical trials to bring medical products and treatments to market and explore new indications for existing medical products. Our solutions allow our customers to increase the value of their development programs by more efficiently and effectively designing, planning, and managing key aspects of the clinical trial process, including study and protocol design, trial planning and budgeting, site negotiation, clinical portal, trial management, randomization and trial supply management, clinical data capture and management, safety events capture, medical coding, clinical business analytics, and data flow and interoperability among multiple trial applications. Our customers rely on our solutions to safely accelerate the clinical development process, driving decision-making and saving resources in the development lifecycle.

Our principal offering, Medidata Rave®, is a comprehensive platform that integrates electronic data capture, or EDC, with a clinical data management system, or CDMS, in a single solution that replaces traditional paper-based methods of capturing and managing clinical data. Medidata Rave offers a robust, flexible platform enabling sponsors to manage increasingly complex trials. Medidata Rave’s intuitive, user-friendly Internet-based technology facilitates rapid adoption by investigators, sponsors and CROs. The Rave platform is based on industry standards, and provides interoperability for applications throughout the development process. In addition, our on-demand, hosted technology platform facilitates rapid and cost-effective deployment of our solutions on a global basis. We have designed our Medidata Rave software to scale reliably and cost-effectively for clinical trials of all sizes and phases, including those involving substantial numbers of clinical sites and patients worldwide. It can be deployed with language localization, enabling trial entry and collaboration across national and linguistic boundaries. Additional Rave products provide efficiencies in other areas of clinical data management, replacing separate activities with integrated risk-minimizing, resource-saving solutions.

Other Medidata applications improve efficiencies throughout the trial process, from concept to conclusion. Medidata CTMS™ is a clinical trial management system that offers robust, easy-to-use trial monitoring, administration, and tracking tools. Medidata Insights™ provides clinical business analytics for more informed development decisions and improved resource allocation, leading to increased operational effectiveness. Medidata Designer®, a clinical trial protocol development tool, enables customers to design trial protocols more effectively and automatically configure Medidata Rave and other downstream systems, shortening the planning and set-up phase of the trial process. Medidata Grants Manager® enables our customers to increase the efficiency of trial budgeting and investigator contracting as well as improve compliance. Medidata CRO Contractor® facilitates CRO outsourcing, budgeting and contract negotiation. Medidata Balance® is a customer-enabled randomization development and execution application used for randomization and trial supply management, or RTSM, addressing not only the management of the randomization and supplies function, but also the design of the study. Balance shortens set-up time for trials through design portals, simulation capabilities and automatic integration with Rave, and provides investigative sites with a single system for subject enrollment and randomization.

We derive a majority of our revenues from Medidata Rave application services through multi-study arrangements for a pre-determined number of studies. We also offer our application services on a single-study basis that allows customers to use our solution for a limited number of studies or to evaluate it prior to committing to multi-study arrangements. We support our solutions with comprehensive service offerings, which include global consulting, implementation, technical support and training for customers and investigators. We invest heavily in training our customers, their investigators and other third parties to configure clinical trials independently. We believe this knowledge transfer accelerates customer adoption. We also invest in training and enabling a network of implementation partners, primarily CROs, who can provide the implementation support to customers who out-source data management and other activities to third parties.

Our diverse and expanding customer base currently includes 22 of the top 25 global pharmaceutical companies measured by drug revenue and numerous middle-market life sciences companies, as well as CROs. In 2011, Astellas Pharma, AstraZeneca, Johnson & Johnson, Roche and Takeda Pharmaceutical were our largest customers measured by revenues. However, no single customer accounted for 10% or more of our total revenues during 2011.

Our deep expertise derived from facilitating over two thousand studies across all development phases and therapeutic areas in more than 115 countries has positioned us as a leader in providing clinical trial solutions. For 2011, we generated $184.5 million in revenues, a 10.8% increase over 2010. Our business model provides us with a recurring revenue stream that we believe delivers greater revenue visibility than perpetual software licensing models.

The Medidata Solution

Medidata offers a broad set of advanced technology solutions aimed at achieving efficiencies across the clinical research process in order to lower the total cost of clinical development to our customers. Our approach is to offer technology that not only brings efficiencies to existing processes, but also to enable new efficiencies by simplifying work flows, reducing redundancies, and creating interoperability across our customers’ clinical trial environments.

Our software solutions and services allow users to accurately and efficiently design clinical trials; manage and monitor on-going trial activities; develop and administer trial budgets; capture, manage and report clinical trial data; plan and execute randomized subject allocation methodologies; manage clinical trial supplies; and view, track, and evaluate trial progress through easy-to-use, Internet-enabled platforms. We believe our solutions provide our customers with the following benefits:

•	Faster trial results. Our workflow-focused products, on-demand platform and delivery models streamline the clinical development process, enabling users to compress the time associated with planning, designing and conducting clinical trial programs and maximize returns on development. Our products singly and together minimize redundant data entries and reconciliations, apply automation to data cleansing and integration, and provide actionable reporting and analytics into trial progress. In addition, our data products provide customers with benchmarking tools that can be used to improve speed, quality and efficiency of clinical trials.

•

Improved quality and visibility of results. Medidata products are designed to drive maximum value from development pipelines through risk minimization, actionable analytics and web-based collaboration. Medidata Rave allows users engaged in clinical trials to enhance the quality and completeness of their data earlier in the process by providing real-time data cleansing and eliminating duplicative manual entry of data. Operational and programmatic decision-making is enhanced through consistent access to reliable data, allowing for adaptive and other innovative trial designs, early identification and termination of unsuccessful trials, and timely visibility to information that may identify safety concerns.

•

Comprehensive clinical development solutions. We have designed our comprehensive solutions to provide support throughout the clinical development process, from protocol authoring to preparing data for regulatory analysis and submission to clinical and operational decision-making. We offer solutions for clinical data as well as trial management activities, and utilize cross-study and cross-company analytics to provide deep insights. We provide third party technology providers with access to our application programming interface, or API, and developer tools, which facilitates integration with complementary business systems. Medidata Rave can be integrated easily with auxiliary clinical and operational data systems, making it the backbone for a complete end-to-end solution. Our products’ comprehensive security model provides a rigorous foundation for trial implementation.

•

Enhanced investigator acceptance. We have designed the user interface of our application services to meet the needs of clinicians, with intuitive, consistent point-and-click navigation and a familiar clinical data entry approach. We incorporate user input into the design of our interface and provide embedded training tools to accelerate end-user adoption, which offers benefits to our life science customers through increased site satisfaction and smoother administration.

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

•

Lower cost of ownership. Our product architecture scales reliably and cost-effectively across clinical trials of all sizes and phases. Our applications operate on a SaaS model, further reducing deployment cost per study. We provide multiple capabilities within our products, enhanced by using multiple products, and build our products on industry standards, which allows customers to maintain their embedded legacy systems as well as integrate new applications and data sources without costly retooling or reinstallation.

Our Strategy

Our strategy is to become the global standard for application service solutions for technologies that drive up the value of the clinical development process by increasing efficiencies, reducing redundancies and optimizing workflow. Key elements of our strategy include:

•

Expand our global customer base. We expect EDC adoption to continue to increase, resulting in significant growth in spending on EDC solutions. Segments that are currently underpenetrated include non-US geographies; mid-sized companies; the medical device and diagnostic industries; and academic research centers and government entities. Our field sales force is deployed at the regional and industry level and we have marketing, sales, and services resources dedicated to geographic regions, industry sectors and small- and middle-market life sciences companies. We will continue to pursue new relationships with large global pharmaceutical and biotechnology companies by leveraging our support infrastructure, unique language translation capabilities and industry expertise.

•

Increase sales to our existing customers. Our strategy of developing technology solutions across the clinical trial process will provide additional avenues for growing our business. We will continue to demonstrate the significant efficiencies that our existing customer base can achieve by standardizing their end-to-end clinical development processes on our platform or by employing additional products. Within existing customers, we also intend to drive increased usage of our currently-deployed products by facilitating the use of our application services in new trials and converting existing single-study customers into multi-study customers. We expect our knowledge transfer model to accelerate customer adoption, resulting in additional licensing opportunities.

•

Enhance our suite of products and services. We intend to continue to add new functionalities and features to our existing offerings and add new offerings to maximize the efficiency of the clinical development process, covering not just clinical data collection from patients and sites but also operational data collection and reporting to enable a smoother and more resource-efficient development process. For example, we developed and introduced Medidata Insights to provide customers with a fast implementation solution to tracking and managing development through clinical business analytics. Our 2011 acquisition of Clinical Force Limited, or Clinical Force, enhanced our capabilities to include further opportunities for our customers to optimize clinical, financial, and operational activities.

•

Expand indirect sales channel initiatives. We will continue to pursue strategic partnerships with CROs and healthcare information technology consultants to position our software solutions as the platform of choice for their outsourced clinical trial management services. We have a well-established program of support, training and certification to enable CROs to cost-effectively implement our products and services in sponsor studies and to provide additional services related to clinical trial design and deployment. This channel provides a cost-effective means for smaller companies and study-by-study customers to adopt Medidata technology, broadening our reach.

Our Solutions

We provide clinical development solutions for life science organizations around the world. Our solutions include software and services that enable organizations to systematically design protocols; capture, manage and report clinical data; and analyze the results of that data in a cost-effective and efficient manner. We also provide advanced reporting, visualization and benchmarking tools that provide insight into business operations. Additional functionalities allow customers to efficiently develop and execute advanced patient allocation and clinical trial supply plans; aggregate and report patient information in support of other clinical operations functions such as adverse event reporting and investigator monitoring; and access and manage applications through a clinical portal. We have also designed solutions to enable our customers to efficiently plan clinical trials by providing budgeting, pricing, workflow and relationship management capabilities. Our SaaS business model eliminates the costs associated with installing and maintaining applications within the customer’s information technology infrastructure.

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

•

Capture. Medidata Rave’s intuitive user interface facilitates the capture and cleaning of data from global investigator sites, and is designed to provide compliance with regulatory requirements through comprehensive and easy-to-use audit trails and support for electronic signatures. Medidata Rave also allows for the real-time integration of data from other sources, including laboratory information management systems, or LIMS, paper case report forms, ePRO devices and IVRS/IWRS. It is optimized for ease of use by clinical investigators, who can access, train, and communicate with the life science company sponsoring the trial through the Rave software.

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

•

Report. Medidata Rave’s platform provides insight into both clinical and metric data in real time with advanced visualization tools. Study teams can extract and analyze both clinical and operational data, which allows customers to view progress on their individual studies and current pipeline status across all of their studies. By reporting data during the course of the study, our platform enables sponsors to analyze interim data utilizing an adaptive trial design to modify the study conduct prior to its completion. Multiple language trials are also supported through the reporting phase. Monitors and sponsors have real-time access to reports in multiple languages, regardless of the data input language.

In addition, extensions to the Medidata Rave platform provide enhanced capabilities for our customers by automating processes to minimize risk and increase efficiencies through eliminating duplicative activities and reducing the amount of resources required for clinical trial set-up and implementation. These include:

•

Rave Safety Gateway, which provides a solution for collecting and transmitting serious adverse events and related data from the EDC system at sites to safety reporting systems, reducing potential errors and enhancing reporting speed. Safety Gateway automatically transmits safety case data entered into Medidata Rave at sites to sponsors’ safety reporting systems using an industry-standard file format, reducing the burden of collecting and reconciling safety data.

•

Targeted SDV, which provides clinical research sponsors and CROs with an auditable and scalable solution to implement partial data verification at sites, supporting current risk-based monitoring strategies that reduce the time and cost that life sciences companies expend to meet regulatory requirements for verifying data collection.

Medidata CTMS. Medidata CTMS, our clinical trial management solution, is a SaaS approach that streamlines operational workflows, such as site payments and monitor visits, increasing site performance and providing study managers with real time visibility into milestones and metrics. It differs from existing CTMS applications in delivering these robust capabilities with a rapid implementation profile, low service requirements and universal accessibility within a secure technology.

Medidata Designer. Medidata Designer, our protocol development tool, enhances the efficiency of clinical trial start-up with intuitive tools that can optimize clinical trial design and guide clinical research teams through the study design and set-up processes. It facilitates integration with downstream clinical trial processes and systems, including data capture, management, analysis and electronic data submission. Medidata Designer can automatically configure Medidata Rave studies, ensuring quality, consistency and efficiency for customers collaborating through both products. A recent extension to this tool, Medidata Designer Gateway, is an interface for clinicians and data managers that enables our customers to more efficiently build a structured study protocol and harmonize those study-level and library-level protocol procedures with the EDC forms contained in Medidata Rave.

Medidata Insights. Medidata Insights is a comprehensive business analytics platform designed to drive more informed decisions and improve resource allocation in clinical programs. The solution provides cross-study and cross-company trend and benchmark analytics, analyzable at relevant levels with advanced reporting and visualization tools, that provide operational and high-level insights into trial and program progress.

Medidata Balance. Medidata Balance is a randomization and trial supply management solution that enables development and implementation of sophisticated randomization and supply plans by life science organizations and a unified subject allocation and data entry experience by clinical sites. Medidata Balance streamlines the process of developing, building and implementing subject allocation plans, including interactive simulations and audit trails, empowering customer and CRO trial teams to perform design and set-up functions on their own, including full integration with Medidata Rave. Medidata Balance also provides sites with a randomization interface with Medidata Rave, eliminating multiple system requirements and reducing administrative risk. Medidata Balance replaces the existing implementation-heavy processes of alternative randomization and supply trial management systems, most often offered through integrated voice response systems, or IVRS, with a short time-to-value, on-demand approach.

Medidata Grants Manager. Medidata Grants Manager enables our customers to benchmark their investigator budgets against industry data as well as their own grant history to increase the efficiency of site contracting and to ensure fair and consistent site payments. Medidata Grants Manager includes data from over one quarter of a million grants and contracts and approximately 27,000 protocols in over 1,500 treatment indications. Medidata Grants Manager Contracting, an extension of the application, allows sponsors to efficiently create, manage and track budget negotiations with hundreds of investigative sites simultaneously. The contracting extension enables automated interaction between sponsors and sites, allowing budget agreements to be reached more quickly and efficiently than with common manual processes.

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

Hosting. Medidata hosting provides world-class services to the vast majority of client utilizing our products with state of the art virtualization technologies to optimize the delivery of our application services, manage storage effectively, and maintain quality of service. These virtualization capabilities provide the ability to quickly scale to increased customer usage.

Advanced monitoring services are provided on a 24 by 7 basis by trained Medidata staff to ensure that usage is delivered in a consistent manner. Advanced backup and storage frameworks are in place, and regionally-diverse data centers and trained engineering teams are utilized to react quickly in the case of a disaster.

Support. We have a multi-national organization to support our applications worldwide. We also offer 24 by 7 support to our customers’ investigator sites through multi-lingual help desks located in Edison, New Jersey, Sofia, Bulgaria and Tokyo, Japan.

Our application services represented 78.3%, 82.0% and 73.0% of our total revenues in 2011, 2010 and 2009 respectively.

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

We offer knowledge transfer services to enable our customers and partners to design, configure, implement and manage trials, and self-administered e-learning training courses for end users. We also offer a variety of additional training services through our training group, known as Medidata University, to facilitate the successful adoption of our application services throughout the customer’s or partner’s organization.

In order to help customers drive additional costs and inefficiencies out of their business, we offer consulting services to advise customers on ways to optimize their clinical development processes from trial concept to conclusion. Our consultants use their extensive clinical expertise to leverage best practices in the use of clinical technologies, streamline and enhance trial processes and increase customers’ competitiveness in the market. We also offer Medidata Insights benchmarks and reports to help customers evaluate their clinical trial performance across the organization and against industry benchmarks.

Our professional services represented 21.7%, 18.0% and 27.0% of our total revenues in 2011, 2010 and 2009, respectively.

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

We developed our solutions on a broad base of technologies, including Java 2 Enterprise Edition, or J2EE, Oracle, Microsoft.NET, Microsoft SQL Server and Business Objects. By creating consistent data models that can accommodate the broad software-as-a-service requirements from multiple biopharmaceutical, medical device and CRO customers, we have been able to avoid customer-specific builds or other customizations to our core product, thereby streamlining development and maintenance. Furthermore, our interfaces are built on fully documented application programming interfaces, or APIs, which allow us to safely update customers’ data in new versions of the system, and to develop additional interfaces to address new market opportunities. These APIs also allow us to import and export configurations and auxiliary data in both human-readable and XML formats. By including version control and the ability to dynamically integrate data without system interruption, we are better able to accommodate the industry-specific challenges facing clinical trial teams around protocol amendments and the need for incremental changes to study data collection and cleaning processes during a clinical trial.

Research and Development

We believe that our future success depends on our ability to continue to enhance and broaden our application services to meet the evolving needs of clinical trial sponsors and other entities engaged in clinical trials. As of December 31, 2011, we had 201 employees in research and development. Our research and development efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions.

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

Our research and development department includes a product management team that works with both internal and customer experts to create new features and functionality, a technical documentation team, as well as product engineering and software quality assurance functions. We also have a dedicated research and development team building integration software and APIs on top of our platform. For example, our research and development team has integrated Medidata Rave with SAS Drug Development’s data management, collaborative reporting and analysis solution. This integration provides our customers with immediate access to data collected and managed in Medidata Rave through the SAS Drug Development product, along with other data gathered in the research and development process. We incurred $29.6 million, $25.8 million and $22.5 million in research and development expenses for the years ended December 31, 2011, 2010 and 2009, respectively.

Sales and Marketing

We market and sell our application services through a direct sales force and through relationships with CROs and other strategic partners. Our marketing efforts focus on increasing awareness, consideration and preference for our application services and professional services and generating qualified sales leads. As of December 31, 2011, we had 127 employees in sales and marketing.

Our sales force operates globally, including in North America, Europe and Asia. The team, which is organized by both region and focus area, also includes pre-sales product consultants and sales operations support. Sales through this direct channel currently represent the largest source of our total revenues.

Sponsors of clinical trials are increasingly outsourcing their clinical research activities in an attempt to control costs and expand capacity. Our CRO relationships help us position our software solutions as the core platform for their outsourced client trial management services. Through our Medidata Partner Program, we partner with CROs to deliver our clinical trial technology along with the CRO’s project and data management expertise. We train, certify and support our CRO and other clinical services partners on our products which enable them to quickly and cost-effectively implement our technology in sponsors’ studies. Our strategic clinical services partners include AC Medical, Inc., ACRONET Corp., BLCPro, Chiltern International Ltd., CMIC Co., Ltd., Cognizant, Covance Inc., eClinical Solutions, EPS International Co., Ltd., ICON plc, INC Research, K&L Consulting Services Inc., Laxai Pharma, Ltd., LSK Global Pharma Services, MediCROstar, Novella Clinical, Novotech, Paradigm Infotech Inc., PAREXEL International, PharmaNet/i3, PharPoint Research, Inc., PPD, PRA International, PROMETRIKA, LLC, Quintiles Transnational Corp., Rho, Inc., SCSK Corporation, Synteract, Inc., Theorem Clinical Research, Tigermed Consulting Co., Ltd. and United BioSource Corporation.

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

Customers

We are committed to developing long-term, partnering relationships with our customers on a global basis and working closely with new customers to configure our systems to meet the unique needs of their trials. Our customers include leading pharmaceutical, biotechnology, medical device and diagnostics companies, institutions (which include academic research centers, government and other non-profit organizations), clinical research organizations and other entities engaged in clinical trials. As of December 31, 2011, we had 275 customers, including 22 of the top 25 global pharmaceutical companies measured by revenue. Our representative customers by industry group include:

Pharmaceutical	Biotechnology	CROs

Abbott Laboratories

Astellas Pharma Inc.

AstraZeneca PLC

Baxter International, Inc.

Bayer HealthCare AG

Daiichi Sankyo Co., Ltd.

F. Hoffmann–La Roche, Ltd.

Johnson & Johnson

H. Lundbeck A/S

Orion Corporation

Pfizer Inc.

Shionogi & Co., Ltd.

Takeda Pharmaceutical Corporation Ltd.

Amgen Inc.

Array BioPharma, Inc.

Elan Pharmaceuticals Inc.

Genzyme Corporation

Gilead Sciences, Inc.

Infinity Pharmaceuticals, Inc.

Seattle Genetics, Inc.

Medical Devices and Diagnostics

bioMérieux

Boston Scientific Corporation

DePuy International Ltd.

Edwards Lifesciences Corporation

CMIC Co., Ltd.

Covance Inc.

EPS

ICON Clinical Research, L.P.

INC Research, Inc.

PRA International, Inc.

Quintiles Transnational Corporation

SCSK Corporation

Institutions

Ludwig Institute for Cancer Research

Northwestern University

Our five largest customers accounted for 31%, 43% and 46% of our revenues in 2011, 2010 and 2009, respectively. In 2011, no single customer accounted for 10% or more of our total revenues. In 2010, Johnson & Johnson, Roche and AstraZeneca accounted for approximately 11%, 11% and 10% of our total revenues, respectively. In 2009, AstraZeneca and Johnson & Johnson accounted for approximately 10% of our total revenues. No other customer accounted for 10% or more of our total revenues during any of these periods.

We sell our products and provide services globally. A summary of our domestic and international revenues and long-term assets is set forth in Note 2, “Summary of Significant Accounting Policies—Segment Information,” to our consolidated financial statements, which are included in Item 15 of this Annual Report on Form 10-K.

Competition

The market for electronic data collection, data management and other clinical trial solutions is highly competitive and rapidly evolving. It is subject to changing technology, shifting customer needs, changes in laws and regulations, and frequent introductions of new products and services. We compete with firms such as BioClinica, Datatrak International, Merge Healthcare, OmniComm Systems, Oracle and Perceptive Informatics. In addition, we face competition at the clinical data product level from independent companies such as TTC LLC and ClearTrial, LLC.

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

Government Regulation

The use of our software products, services and hosted solutions by customers engaged in clinical trials must be done in a manner that is compliant with a complex array of United States federal and state laws and regulations, including regulation by the Food and Drug Administration, or FDA, as well as regulations and guidance issued by foreign governments and international non-governmental organizations. Our applications have been designed to allow our customers to deploy such clinical trials as part of a validated system, compliant with applicable laws and regulations.

Regulation of Clinical Trials and Electronic Systems Used in Clinical Trials

The conduct of clinical trials is subject to regulation and regulatory guidance associated with the approval of new drugs, biological products and medical devices imposed upon the clinical trial process by the FDA, foreign governmental regulatory agencies and international non-governmental organizations, such as the International Conference on Harmonisation, or ICH, and the World Health Organization, or WHO.

The laws, regulations and guidance from various countries and regions are often, but not always, harmonized. In those areas which are not yet harmonized, conflicting or even contradictory requirements may exist. Further, the regulatory environment and requirements for clinical trials and drug/biologic/device approvals are undergoing rapid change in the United States, the European Union and in other regions. We continue to monitor regulatory developments and industry best practices in these areas and make changes and introduce improvements as necessary to remain in compliance.

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

The use of software during the clinical trial process must adhere to the regulations and regulatory guidance known as Good Clinical Practices, or GCPs, other various codified practices such as the Consolidated Guidance for Industry from the International Conference on Harmonisation Regarding Good Clinical Practices for Europe, Japan and the United States and other guidance documents. In addition to these regulations and regulatory guidance, FDA and other countries have developed regulations and regulatory guidance concerning electronic records and electronic signatures. In the United States, these regulations are interpreted for clinical trials in a guidance document titled FDA Computerized Systems Used in Clinical Investigations—Guidance for Industry. In general, regulatory guidance stipulates that computerized systems used to capture or manage clinical trial data must meet certain standards for attributability, accuracy, retrievability, traceability, inspectability, validity, security and dependability. If we or our customers violate the GCPs or other regulatory requirements, both parties run the risk that the violation will result in a regulatory citation, the suspension of the clinical trial, investigator disqualification, debarment, the rejection or withdrawal of a product marketing application, criminal prosecution or civil penalties. Such risks not only impact our customers, but could also have a material adverse effect on our business, results of operations or financial condition.

Regulation of Health Information

Government regulation of the use and disclosure of patient privacy and data protection imposes a number of requirements. In the United States, regulations issued pursuant to the Health Insurance Portability and Accountability Act of 1996, or HIPAA, require certain “covered entities,” including facilities and providers which are involved in clinical trials, to comply with established standards regarding the privacy and security of protected health information and to use standardized code sets when conducting certain electronic transactions. The regulations also require “business associates” that provide services on behalf of the covered entity to follow the same standards. Although we are not a “covered entity” or a “business associate” and therefore technically are not subject to HIPAA regulations, many users of our products and services are directly regulated under HIPAA and our products cannot be utilized in a manner that is inconsistent with the users’ HIPAA compliance requirements. In addition, to the extent we perform functions or activities on behalf of customers that are directly regulated by such health-related privacy laws, we may be required to comply with a number of the same HIPAA requirements. The breach of such requirements on our part may result in liability to our customers and us. In addition to HIPAA, most states within the United States have enacted or are considering their own privacy and data protection laws. Such state laws, if more stringent than HIPAA requirements, are not preempted by the federal requirements and we must comply with them as well.

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

Intellectual Property

Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing the proprietary rights of others. We rely upon a combination of trademark, trade secret, copyright, patent and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring our employees and consultants to enter into confidentiality, non-competition and assignment of inventions agreements. We have registered trademarks and service marks in the United States and abroad, and applications for the registration of additional trademarks and service marks. Our principal trademarks are “Medidata,” “Medidata CRO Contractor,” “Medidata Designer,” “Medidata Grants Manager,” “Medidata Rave” and “ASPire to Win.” We have filed trademark applications for “Medidata Balance,” “Medidata Coder,” “Medidata Insights,” and “iMedidata.” We also hold several domain names, including the domain names “mdsol.com” and “imedidata.com.” Although we do not rely heavily on patent protection, we hold two patents and have five patent applications outstanding with the U.S. Patent and Trademark Office, or PTO, as well as certain corresponding foreign patent applications.

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

In addition, if any of our software solutions is covered by third-party patents or other intellectual property rights, we could be subject to infringement actions. For example, we recently settled a lawsuit filed against us by Datasci, LLC, or Datasci. In addition, in March 2011, we were named in a separate complaint for patent infringement filed by DataTrak International, Inc. See Note 14, “Commitments and Contingencies—Legal Matters,” to the consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for full descriptions. We cannot assure you that our software solutions and the technologies used in our product offerings do not infringe patents held by others or that they will not in the future. Any future claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is without merit, and could distract our management from our business. Moreover, any settlement or adverse judgment resulting from the claim could require us to pay substantial amounts or obtain a license to continue to use the technology that is the subject of the claim, or otherwise restrict or prohibit our use of the technology. Any required licenses may not be available to us on acceptable terms, if at all. If we do not obtain any required licensees, we could encounter delays in product introductions if we attempt to design around the technology at issue or attempt to find another provider of suitable alternative technology to permit us to continue offering the applicable software solution. In addition, we generally provide in our customer agreements that we will indemnify our customers against third-party infringement claims relating to our technology provided to the customer, which could obligate us to fund significant amounts. Infringement claims asserted against us or our customers or other third parties that we are required or otherwise agree to indemnify may have a material adverse affect on our business, results of operations or financial condition.

We have licensed in the past, and expect that we may license in the future, certain of our proprietary rights, such as trademarks, technology or copyrighted material, to third parties.

Employees

As of December 31, 2011, we had a total of 690 employees, of which 237 were employed at our headquarters and additional locations in New York, New York, 315 at other locations in the United States, 91 in the United Kingdom and 47 in Japan. As of December 31, 2011, we had 236 employees in customer services and support, 28 employees in data operations, 201 employees in research and development, 127 employees in sales and marketing and 98 employees in administration and executive management. We also retain additional outside contractors from time to time to supplement our services and research and development staff on an as-needed basis. As of December 31, 2011, we had 110 independent contractors, the majority of which have been engaged in connection with help desk and customer service functions. None of our employees are covered by a collective bargaining agreement. We consider our relationships with our employees to be good.

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

Our top five customers accounted for approximately 31%, 43% and 46% of our revenues in 2011, 2010 and 2009, respectively. In 2011, no single customer accounted for 10% or more of our total revenues. In 2010, Johnson & Johnson, Roche and AstraZeneca accounted for approximately 11%, 11% and 10% of our total revenues, respectively. In 2009, AstraZeneca and Johnson & Johnson accounted for approximately 10% of our total revenues. No other customer accounted for 10% or more of our total revenues during any of these periods. The loss of any of our major customers could have a material adverse effect on our results of operations and financial condition. We may not be able to maintain our customer relationships, and our customers may delay performance under or fail to renew their agreements with us, which could adversely affect our business, results of operations or financial condition. Any reduction in the amount of revenues that we derive from these customers, without an offsetting increase in new sales to other customers, could have a material adverse effect on our operating results. A significant change in the liquidity or financial position of any of these customers could also have a material adverse effect on the collectability of our accounts receivable, our liquidity and our future operating results.

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

If our security is breached, our business could be disrupted, our operating results could be harmed, and customers could be deterred from using our products and services.

Our business relies on the secure electronic transmission, storage, and hosting of sensitive information, including clinical data, financial information, and other sensitive information relating to our customers, company and workforce. As a result, we face some risk of a deliberate or unintentional incident involving unauthorized access to our computer systems that could result in misappropriation or loss of assets or sensitive information, data corruption, or other disruption of business operations. In light of this risk, we have devoted significant resources to protecting and maintaining the confidentiality of our information, including implementing security and privacy programs and controls, training our workforce, and implementing new technology. We have no guarantee that these programs and controls will be adequate to prevent all possible security threats. We believe that any compromise of our electronic systems, including the unauthorized access, use, or disclosure of sensitive information or a significant disruption of our computing assets and networks, would adversely affect our reputation and our ability to fulfill contractual obligations, and would require us to devote significant financial and other resources to mitigate such problems, and could increase our future cyber security costs. Moreover, unauthorized access, use, or disclosure of such sensitive information could result in contractual or other liability. In addition, any real or perceived compromise of our security or disclosure of sensitive information may result in lost revenues by deterring customers from using or purchasing our products and services in the future or prompting them to use competing service providers.

Substantially all of our computer and communications hardware is located at a single facility, the failure of which would harm our business and results of operations.

Substantially all of the computer hardware necessary to operate our hosting service, which is used by the majority of our customers, is located at our hosting facility in Houston, Texas. Our systems and operations could suffer damage or interruption from human error, fire, flood, power loss, telecommunications failure, break-ins, terrorist attacks, acts of war and similar events, and we do not presently have hosting systems in multiple locations. The occurrence of a natural disaster, an act of terrorism or other unanticipated problems at our hosting facility could result in lengthy interruptions in our service. Although we maintain back-up facilities and disaster recovery services in the event of a system failure, these may be insufficient or fail. Any failure of our systems could damage our reputation and cause us to lose customers, which would harm our business and results of operations. Our business may be harmed if our customers and potential customers believe our service is unreliable.

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

We intend to pursue potential acquisitions of, and investments in, businesses, technologies, or products complementary to our business and periodically engage in discussions regarding such possible acquisitions. For example, we acquired Fast Track Systems, Inc., or Fast Track, in March 2008 and Clinical Force in July 2011.

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

Approximately 36%, 36% and 34% of our revenues in each of the years ended December 31, 2011, 2010 and 2009, respectively, were derived from international operations. We expect that international customers will continue to account for a substantial percentage of our revenues.

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

Moreover, with regard to our international operations, we frequently enter into transactions in currencies other than the U.S. dollar and we incur operating expenses in currencies other than the U.S. dollar. For the years ended December 31, 2011, 2010 and 2009, approximately 5.9%, 9.8% and 8.5%, respectively, of our revenues were denominated in foreign currencies. This creates a foreign currency exchange risk for us that could have a material adverse effect on our business, results of operations and financial condition.

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

We have been, and may in the future be, subject to claims that our technologies infringe upon the intellectual property or other proprietary rights of a third party. For example, we recently settled a lawsuit filed against us by Datasci. In addition, in March 2011, we were named in a separate complaint for patent infringement filed by DataTrak International, Inc. See Note 14, “Commitments and Contingencies—Legal Matters,” to the consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for full descriptions.

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

We are from time to time subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes and employment claims made by our current or former employees. From time to time, third parties have asserted and may in the future assert intellectual property rights to technologies that are important to the Company’s business and have demanded and may in the future demand that the Company license their technology. For example, we recently settled a lawsuit filed against us by Datasci. In addition, in March 2011, we were named in a separate complaint for patent infringement filed by DataTrak International, Inc. See Note 14, “Commitments and Contingencies—Legal Matters,” to the consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for full descriptions. Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, overall financial condition and operating results. Insurance may not cover such claims, may not be sufficient for one or more such claims and may not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our operating results and leading analysts or potential investors to reduce their expectations of our performance, resulting in a reduction in the trading price of our stock.

Our contracts with the U.S. government are subject to termination rights and other risks that could adversely affect us.

Because our U.S. government contracts and subcontracts are generally subject to procurement laws and regulations, we may not receive all of the future revenues we anticipate receiving under those contracts and subcontracts in the expected periods. Some of our government contracts are governed by the Federal Acquisition Regulation, or FAR, which includes uniform policies and procedures for acquiring goods and services by the U.S. government. The FAR also contains guidelines and regulations for managing a contract after an award, including conditions under which contracts may be terminated, in whole or in part, at the government’s convenience. These regulations also subject us to financial audits and other reviews by the government of our costs, performance, accounting and general business practices relating to our government contracts, which may result in adjustment of our contract-related costs and fees. In December 2010, the U.S. government terminated for convenience a contract previously awarded to us on behalf of the U.S. National Institute of Health’s National Cancer Institute, or NCI. Any such future procurement actions by other government customers are subject to risks and uncertainties, which could affect the allocation, timing, schedule and scope of our government contracts and subcontracts.

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

The clinical trial process is subject to extensive and strict regulation by the FDA and other regulatory authorities worldwide. Our software products, services and hosted solutions are also subject to state, federal and foreign regulations. Demand for our solutions is largely a function of such government regulation, which is generally increasing at the state and federal levels in the United States and elsewhere, and subject to change at any time. Changes in the level of regulation, including a relaxation in regulatory requirements or the introduction of simplified drug approval procedures, could have a material adverse effect on the demand for our solutions. For example, proposals to place caps on drug prices could limit the profitability of existing or planned drug development programs, making investment in new drugs and therapies less attractive to pharmaceutical companies. Similarly, the requirements in the United States, the European Union and elsewhere to create a detailed registry of all clinical trials could have an impact on customers’ willingness to perform certain clinical studies. Likewise, a proposal for government-funded universal health care could subject expenditures for health care to governmental budget constraints and limits on spending. In addition, the uncertainty surrounding the possible adoption and impact on health care of any Good Clinical Practice reforms could cause our customers to delay planned research and development until some of these uncertainties are resolved. Until the new legislative agenda is finalized and enacted, it is not possible to determine the impact of any such changes.

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

Shares of our common stock were sold in our IPO in June 2009 at a price of $14.00 per share, and our common stock has subsequently traded as high as $27.39 and as low as $13.36 through December 31, 2011. However, an active, liquid and orderly market for our common stock on The NASDAQ Global Market or otherwise may not be sustained, which could depress the trading price of our common stock. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including

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

Our corporate headquarters and other material leased real property as of December 31, 2011 are shown in the following table. We do not own any real property.

Location	Use	Size	Expiration of Lease
New York, New York	Corporate headquarters	20,000 square feet	September 2013
New York, New York	Office space	19,000 square feet	September 2013
Edison, New Jersey	Office space	24,236 square feet	February 2016
Conshohocken, Pennsylvania	Office space	10,297 square feet	June 2016
Ross, California	Office space	3,138 square feet	December 2012
Houston, Texas	Data center	7,778 square feet	July 2013
Uxbridge, United Kingdom	Office space	8,500 square feet	December 2017
Tokyo, Japan	Office space	5,336 square feet	April 2013

We believe these facilities and additional or alternative space available to us will be adequate to meet our needs for the foreseeable future.

Item 3.	Legal Proceedings

See Note 14, “Commitments and Contingencies—Legal Matters,” to the consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for a description of current legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Market Information

Our common stock has been traded on The NASDAQ Global Market under the symbol “MDSO” since the completion of our IPO in June 2009. Before then, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by The NASDAQ Global Market:

	2011		2010
	High	Low	High	Low
Fourth Quarter	$22.29	$14.83	$24.65	$18.01
Third Quarter	24.60	14.07	19.46	14.75
Second Quarter	26.53	21.01	16.69	13.36
First Quarter	27.39	19.77	16.98	14.50

Holders

On March 5, 2012, we had approximately 123 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, New York 11219.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

From time to time, we grant nonvested restricted stock awards to our employees pursuant to the terms of our 2009 Long-Term Incentive Plan, or 2009 Plan. Under the provisions of our 2009 Plan, the plan participants are allowed to cover their income tax withholding obligation through net shares upon the vesting of their restricted shares. On the date of vesting of restricted shares, we determine the number of vested shares to be withheld based on their fair value at closing price of our common stock on the vesting date, which equals to the amount of plan participants’ income tax withholding obligation. During the three months ended December 31, 2011, none of our restricted stock awards vested and therefore we did not repurchase any of our common stock.

Use of Proceeds from our IPO

In July 2009, we used a portion of the net proceeds from our IPO in June 2009 to prepay the entire outstanding indebtedness of the term loan under our credit facility. The total payoff amount of $14.7 million included the outstanding principal balance of $14.3 million, as well as accrued interest and termination fees of $0.4 million.

In addition, we also used a portion of the net proceeds from our IPO to acquire Clinical Force in July 2011. The total consideration was a cash payment of $5.2 million paid at closing and earn-out payments of up to $2.6 million. The earn-out payments are contingent upon the achievement of future billing targets for the CTMS application and will be payable in three annual installments beginning at December 31, 2011.

The remaining net proceeds from our IPO have been invested into high quality marketable securities. We plan to use these remaining net proceeds for working capital and other general corporate purposes.

Stock Performance Graph

The following graph sets forth the total cumulative stockholder return on our common stock since our common stock began trading on the NASDAQ Global Market on June 25, 2009 as compared to the NASDAQ Composite Index and the NASDAQ Computer Index over the same period. This graph assumes a $100 investment in our common stock at $17.00, which was the closing market price per share on the first day of trading. The comparison in the graphs below are based upon historical stock performance and not indicative of, nor intended to forecast, future performance of our common stock.

	Medidata Solutions Inc.	NASDAQ Composite Index	NASDAQ Computer Index
6/25/2009	$100.00	$100.00	$100.00
6/30/2009	96.35	100.30	100.49
9/30/2009	89.12	116.01	117.42
12/31/2009	91.88	124.03	132.01
3/31/2010	89.41	131.07	135.35
6/30/2010	91.12	115.29	120.20
9/30/2010	112.94	129.47	135.86
12/31/2010	140.47	145.00	155.04
3/31/2011	150.41	152.01	161.35
6/30/2011	140.41	151.60	157.63
9/30/3011	96.71	132.02	145.10
12/31/2011	127.94	142.39	155.79

Item 6.	Selected Financial Data

Our selected consolidated financial information presented for each of the years ended December 31, 2011, 2010 and 2009 and as of December 31, 2011 and 2010 was derived from our audited consolidated financial statements, which are included in Item 15 of this Annual Report on Form 10-K. Our selected financial information presented for each of the years ended December 31, 2008 and 2007 and as of December 31, 2009, 2008 and 2007 was derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K.

The information contained in this table should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and accompanying notes thereto included elsewhere in this Annual Report on Form 10-K.

Consolidated Statement of Operations Data

	Year ended December 31,
	2011(1)	2010	2009	2008(1)	2007
	(in thousands, except per share amounts)
Revenues:
Application services(2)	$144,436	$136,395	$102,541	$73,820	$44,592
Professional services	40,023	30,031	37,859	31,904	18,391

Total revenues(3)	184,459	166,426	140,400	105,724	62,983
Costs of revenues:
Application services(4)	28,408	26,400	23,752	19,647	13,170
Professional services	24,423	25,847	26,219	30,801	33,035

Total cost of revenues	52,831	52,247	49,971	50,448	46,205
Gross profit	131,628	114,179	90,429	55,276	16,778
Operating costs and expenses:
Research and development(5)	29,568	25,772	22,534	19,340	10,716
Sales and marketing(6)	36,147	30,721	27,452	24,190	15,484
General and administrative	37,056	34,379	31,666	27,474	13,361
Litigation settlement(4)	6,300	—	—	—	—

Total operating costs and expenses	109,071	90,872	81,652	71,004	39,561

Operating income (loss)	22,557	23,307	8,777	(15,728)	(22,783)
Interest and other income (expense), net(6)	408	415	(1,736)	(1,624)	(364)

Income (loss) before provision for income taxes	22,965	23,722	7,041	(17,352)	(23,147)
Provision for income taxes(7)	(16,433)	905	1,859	920	515

Net income (loss)	$39,398	$22,817	$5,182	$(18,272)	$(23,662)

Earnings (loss) per share:
Basic	$1.67	$0.99	$0.33	$(2.76)	$(3.78)

Diluted	$1.60	$0.95	$0.25	$(2.76)	$(3.78)

Weighted average common shares outstanding(8):
Basic	23,646	22,958	14,864	6,794	6,385
Diluted	24,657	24,062	20,736	6,794	6,385

Stock-based compensation expense and depreciation and amortization of intangible assets included in cost of revenues and operating costs and expenses are as follows:

	Year Ended December 31,
	2011(1)	2010	2009	2008(1)	2007
	(in thousands)
Stock-based compensation expense
Cost of revenues	$1,263	$755	$398	$291	$172
Research and development	745	525	522	503	183
Sales and marketing	2,014	1,461	1,165	640	448
General and administrative	4,798	3,753	2,645	1,763	491

Total stock-based compensation	$8,820	$6,494	$4,730	$3,197	$1,294

Depreciation
Cost of revenues	4,371	$5,296	$6,833	$5,941	$3,605
Research and development	966	1,227	809	650	463
Sales and marketing	329	443	494	383	243
General and administrative	562	754	618	461	305

Total depreciation	6,228	7,720	8,754	7,435	4,616

Amortization of intangible assets(5)
Cost of revenues	1,088	1,107	1,682	1,191	—
Sales and marketing	501	352	144	79	—

Total amortization of intangible assets	1,589	1,459	1,826	1,270	—

Total depreciation and amortization of intangible assets	$7,817	$9,179	$10,580	$8,705	$4,616

Consolidated Balance Sheet Data

	As of December 31,
	2011(1)	2010	2009	2008(1)	2007
	(in thousands)
Cash and cash equivalents(8)	$45,214	$16,025	$39,449	$9,784	$7,746
Total marketable securities(8)	62,463	69,473	49,638	—	—
Total current assets	147,666	132,881	101,652	44,565	29,556
Restricted cash	388	532	532	545	387
Total assets	189,835	157,945	143,409	75,190	44,479
Total deferred revenue(2)(3)	63,262	83,768	97,710	101,621	75,635
Total capital lease obligations	250	780	3,516	7,060	8,527
Total long-term debt(9)	—	—	—	14,366	10,781
Convertible redeemable preferred stock(10)	—	—	—	13,245	12,747
Convertible preferred stock(10)	—	—	—	24	24
Stockholders’ equity (deficit)(8)	104,117	51,126	20,232	(76,400)	(77,888)

(1)	On March 17, 2008, we acquired Fast Track, a provider of clinical trial planning solutions. Our results of operations for 2008 and for subsequent periods include the operations of Fast Track since the date of acquisition. On July 1, 2011, we acquired Clinical Force, a UK-based provider of SaaS clinical trial management systems, or CTMS. Our results of operations for 2011 include the operations of Clinical Force since the date of acquisition. The operations of Clinical Force did not have a significant impact on our results of operations in 2011.
(2)	In December 2010, in connection with a customer contract termination, we recognized an additional $3.2 million in revenues, on an accelerated basis, which represented the remaining balance of deferred revenue on the balance sheet date as of the date of cancellation.

(3)	As a result of our adoption of ASU No. 2009-13 on January 1, 2011, professional services revenues in multiple-element arrangements entered into in 2011 were recognized as rendered, subject to the proportional performance methodology, as a separate unit of accounting, as compared with the revenues recognized ratably over the term of the arrangements in prior periods. Additionally, such adoption had an impact on our application service revenue recognition in multiple-element arrangements, to the extent that the start of revenue recognition for application services is not dependent upon the delivery of professional services, which was a requirement under our former single unit of accounting revenue recognition policy for multiple-element arrangements. During the year ended December 31, 2011, we accelerated $6.0 million of deferred revenue related to multiple-element arrangements materially modified in 2011, as required per the adoption of ASU No. 2009-13. See Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for further information.
(4)	In 2006, it was claimed by a third party that certain applications offered to our customers potentially infringed on intellectual property rights held by that third party. As a result of negotiations with the third party, we entered into a license and settlement agreement in June 2007, pursuant to which we licensed the intellectual property held by the third party for use in our future sales to customers and settled all past infringement claims. We paid a settlement amount of $2.2 million to the third party in 2007. In June 2009, the third party initiated a lawsuit against us claiming breach of contract. As a result of further negotiations, we entered into a settlement agreement in December 2011, pursuant to which we settled the ongoing litigation for a one-time lump sum payment of $6.3 million, which was included in our results of operations for the year ended December 31, 2011. See Note 14, “Commitments and Contingencies—Legal Matters,” to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for more information regarding legal matters.
(5)	We determined that technological feasibility had not been established for certain in-process research and development projects acquired from Fast Track. These projects were written off, resulting in $0.7 million of additional research and development expenses included in the consolidated statement of operations data for the year ended December 31, 2008. This write-off is not included in amortization of intangible assets in the consolidated statement of operations.
(6)	In 2006, a former employee made a claim seeking compensation of approximately $1.6 million in relation to a wrongful dismissal lawsuit. Subsequently, the claim was reduced to approximately $1.4 million as of December 31, 2008. We recorded a reserve of approximately $0.6 million in sales and marketing expenses during the year ended December 31, 2006 related to this matter. The court rendered its decision in January 2009, which awarded approximately $0.1 million to the plaintiff. The plaintiff filed a notice of appeal in September 2009. In December 2010, we reached an agreement with the plaintiff and agreed to pay approximately $0.3 million to fully settle this lawsuit and $0.2 million associated with the related payroll tax obligation. As a result, we recorded a gain of approximately $0.1 million which was included in other income for the year ended December 31, 2010. The settlement amount was paid in December 2010 and the payroll tax obligation was subsequently paid in January 2011.
(7)	For the years ended December 31, 2006 through 2010, we did not realize an income tax benefit for the majority of our net operating loss carryforwards and other net deferred tax assets, as we had yet to determine whether it was more likely than not that our future income would be sufficient to utilize these tax benefits. Substantially all of our deferred tax assets were offset with valuation allowances. During the fourth quarter of 2011, we reversed the valuation allowance by approximately $19.0 million as it is more likely than not that our future income will be sufficient to utilize these tax benefits. This reversal of the valuation allowance was recorded as a one-time tax benefit in our provision for income taxes for the year ended December 31, 2011. See Note 13, “Income Taxes,” to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for more information regarding our income taxes.
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
(9)	In July 2009, we used a portion of our net proceeds from the IPO to prepay the entire outstanding indebtedness of the term loan under the senior secured credit facility. The total payoff amount of $14.7 million included the outstanding principal balance of $14.3 million, as well as accrued interest and termination fees of $0.4 million. We have a $10.0 million revolving line of credit under our senior credit facility, as amended, that matures in September 2013. Except for the $0.2 million reduction of the available amount primarily due to a standby letter of credit issued in connection with the office lease executed under our credit agreement, the revolving line of credit remains undrawn. As of December 31, 2011, approximately $9.8 million of the revolving line of credit was still available for future borrowings.

In June 2010, we entered into the second loan modification agreement with the lender to amend certain terms under the senior secured credit facility. See Note 9, “Debt,” to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for more information regarding the second loan modification agreement.
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

Overview

We are a leading global provider of software-as-a-service, or SaaS, clinical technology solutions that enhance the efficiency of our customers’ clinical development processes from concept to conclusion, optimizing their research and development investments. Our customers are pharmaceutical, biotechnology and medical device companies, academic institutions, contract research organizations, or CROs, and other organizations engaged in clinical trials to bring medical products and treatments to market and explore new indications for existing medical products. Our solutions allow our customers to increase the value of their development programs by more efficiently and effectively designing, planning, and managing key aspects of the clinical trial process, including study and protocol design, trial planning and budgeting, site negotiation, clinical portal, trial management, randomization and trial supply management, clinical data capture and management, safety events capture, medical coding, clinical business analytics, and data flow and interoperability among multiple trial applications. Our customers rely on our solutions to safely accelerate the clinical development process, driving decision-making and saving resources in the development lifecycle.

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

We use a number of metrics to evaluate and manage our business. These metrics include revenue growth, customer growth, customer retention rate, revenues from lost customers, geographic contribution, and application services backlog.

Our customer base has grown from 148 at January 1, 2009 to 275 at December 31, 2011. Our relationships with some of these customers include multiple divisions and business units at various domestic and international locations. We generate revenues from sales to new customers as well as sales and renewals from our existing customers. Our global direct sales organization represents our primary source of sales, with an increasing number of sales generated through our CRO relationships. Our customer retention rate was 89.0%, 91.9% and 93.2% in 2011, 2010 and 2009, respectively. We calculate customer retention based upon the number of customers that existed both at the beginning and end of the relevant period. Revenues from lost customers accounted for 4.7%, 1.2% and 0.5% of total prior year revenues in 2011, 2010 and 2009, respectively. To calculate the impact of customers lost during the period, we consider the revenues recognized from lost customers during the most recent prior fiscal year as a percentage of total company revenues from the same period. Traditionally, we maintain a high percentage of customer retention and hence the revenue impact from lost customers is insignificant to our total revenues. Our revenues from lost customers in 2011 was impacted by a contract termination which resulted in a one-time acceleration of revenue recognition in the fourth quarter of 2010. We believe revenues from lost customers coupled with customer retention rate give the best sense of volume and scale of customer loss and retention. Our presentation of customer retention and revenues from lost customers may differ from other companies in our industry.

We manage our business as one reportable segment. Historically, we have generated most of our revenues from sales to customers located in the United States. However, revenues generated from customers located in Europe and Asia (including Australia) represent a significant portion of overall revenues. Revenues generated from customers located in Europe represented approximately 20%, 23% and 21% of total revenues in 2011, 2010 and 2009, respectively. Revenues generated from customers in Asia represented approximately 15%, 12% and 12% of total revenues in 2011, 2010 and 2009, respectively. We expect sales from customers in Europe and Asia to continue to represent a significant portion of total sales as we continue to serve existing and new customers in these markets.

With our adoption of Accounting Standards Update, or ASU, No. 2009-13, Multiple Deliverable Revenue Arrangements, on January 1, 2011, as disclosed in our critical accounting policies, we recognize revenue from professional services as services are delivered for all arrangements entered into or modified subsequent to 2010, while revenue recognition for professional services arrangements entered into prior to 2011 continues to be ratable over the term of the corresponding applications services arrangement until such arrangements expire. Thus, over time we expect professional services to no longer contribute to total backlog or deferred revenue in a significant manner. Consequently, we now monitor application services backlog as an indicator of the underlying health of our business.

Application services backlog solely relates to our SaaS offerings, representing the total future contract value of outstanding, multi-study and single-study arrangements, billed and unbilled, at a point in time. Application services revenue generated in any given period is a function of revenue recognized from the beginning of period application services backlog, contract renewals, and new customer contracts. For this reason, application services backlog at the beginning of any period is not necessarily indicative of long-term future performance. We monitor the amount of revenues expected to be recognized from application services backlog over the current fiscal year while updating application services backlog each quarter to indicate how much remains to be recognized within the year. As of January 1, 2012 and 2011, we had full year application services backlog of approximately $135 million and $110 million, respectively. Our presentation of backlog may differ from other companies in our industry.

Given that our professional services will no longer contribute to total backlog or deferred revenue in a significant manner as a result of our adoption of ASU No. 2009-13, over time, we expect professional revenues to better reflect professional services billings activity.

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

Acquisition of Clinical Force

On July 1, 2011, we completed an acquisition of Clinical Force, a provider of SaaS clinical trial management systems, or CTMS. With this acquisition, we expanded our service offerings to include a clinical trial management solution, which enables our customers to reduce the financial and operational management burden of clinical trials, streamline clinical processes, and increase visibility to timely information that enhances governance and decision making, The total consideration is expected to be $7.0 million, consisting of a cash payment of $5.2 million paid at the closing date, plus additional performance-based earn-out payments of up to $2.6 million which had an estimated fair value of $1.8 million as of the acquisition date. Our results of operations for 2011 include the operations of Clinical Force since the date of acquisition. We have combined Clinical Force into our single operating segment.

Litigation Settlement

On December 13, 2011, we entered into a settlement agreement with Datasci. The settlement agreement relates to a lawsuit filed by Datasci in 2009 alleging breach of contract for failing to pay royalties under a prior license and settlement agreement executed between the parties in June 2007. Under the recent settlement agreement, we agreed to make a one-time, lump-sum payment to Datasci in the amount of $6.3 million to settle the claim and obtain an irrevocable, fully-paid, worldwide, non-exclusive license to the patent that was the subject of the claim by Datasci. The related payment was made on December 16, 2011, and the full amount of the settlement is included in our results of operations for the year ended December 31, 2011.

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

Our professional services provide our customers with reliable, repeatable and cost-effective implementation and training in the use of our application services. We also offer consulting services to advise customers on ways to optimize their clinical development process from trial concept to conclusion. Professional services revenues have represented a smaller portion of overall revenues in recent years. In 2011, our professional services revenues were positively impacted by certain one-time revenue acceleration as required per the adoption of ASU No. 2009-13 on January 1, 2011. Over the long term, we expect professional services revenues to decline as a percentage of total revenues as our customers and partners become more adept at the management and configuration of our technology for their clinical trials as part of our knowledge transfer efforts.

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

Income Tax Expense

Prior to 2011, we did not realize an income tax benefit for the majority of our net operating loss carryforwards and other net deferred tax assets as we had yet to determine that it was more likely than not that our future taxable income would be sufficient to utilize these tax benefits. As a result, we had provided a valuation allowance against the majority of our net deferred tax assets as of and prior to December 31, 2010.

In assessing the realizability of our deferred tax assets, including the net operating loss carryforwards, we assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize our existing deferred tax assets. In the fourth quarter of 2011, we determined that, as a result of our evaluation of deferred tax asset recoverability against our estimated future taxable income, it was more likely than not that we will realize the benefit from the majority of our deferred tax assets. Consequently, we recorded a one-time benefit of approximately $19.0 million resulting from the reversal of the valuation allowance on the majority of our net deferred tax assets.

We have U.S. federal and state net operating loss carryforwards available to offset future taxable income which do not fully expire until 2028 and are subject to limitations under Section 382 of the Internal Revenue Code, or Section 382. With the reversal of the valuation allowance that occurred in 2011, we expect that our effective income tax rate will range from 38 to 42 percent in 2012. See Note 13, “Income Taxes,” to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for more information regarding our income taxes.

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

In certain situations, when professional services are sold separate and apart from application services, they are recognized as services are rendered or using a proportional performance method based on services performed for fixed free professional services.

Multiple-Element Arrangements

We may also enter into arrangements to provide a combination of our offerings of application services and professional services. Our professional services are typically sold together with application services as a component of a single-study or multi-study arrangement.

On January 1, 2011, we adopted Accounting Standards Update, or ASU, No. 2009-13, Multiple Deliverable Revenue Arrangements, which amends current guidance on arrangements with multiple deliverables under Accounting Standards Codification, or ASC, 605-25, Revenue Recognition- Multiple-Element Arrangements. As a result, the revenues for the majority of our multiple-element arrangements entered into or materially modified in 2011 are recognized in accordance with the provisions under ASU. No 2009-13.

To qualify as a separate unit of accounting under ASU No. 2009-13, the delivered item must have value to the customer on a standalone basis. The significant deliverables under our multiple-element arrangements are application services and professional services.

We determined that the application services have standalone value as such services are often sold separately without professional services. Since we provide SaaS application services, the service components, including license, hosting, and support, are combined and accounted for as a separate unit of accounting. We use estimated selling price, or ESP, to determine the selling pricing for application services when sold in multiple-element arrangements, as we do not have vendor-specific evidence, or VSOE, for these application services and third-party evidence, or TPE, is not a practical alternative due to differences in features and functionality as compared with other companies’ offerings.

We also determined that professional services have standalone value because those services are sold separately by other vendors. We use ESP to determine the selling price for professional services when sold in multiple-element arrangements, as we do not have sufficient reliable pricing data to establish VSOE and TPE is not a practical alternative due to the incompatibility of our services with other vendors.

We determine our single-point ESP for application services and professional services as follows:

Application Services- We have developed an internal pricing tool that provides price quotes for application services configurations. Any new potential customer application services arrangements must be priced through the utilization of our internal pricing tool. We have established an internal committee to monitor compliance and evaluate pricing data on a periodic basis. This evaluation includes the review of historical pricing data, market conditions consideration and the review of pricing strategies and practices. Any necessary pricing modification made to the internal pricing tool is supported by the result of such evaluation. Accordingly, our ESP for application services is obtained from the internal pricing tool.

Professional Services- We evaluate internal historical professional services pricing data to determine average pricing rates by type of professional services rendered. These averages are utilized to determine ESP for professional services, and are reviewed and updated at least annually.

We believe the effect of changes in either the selling price, or the method, of assumptions used to determine ESP for application services and professional services will not have significant effect on the allocation of the arrangement consideration as the ESP for the above deliverables are based on historical pricing data.

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

For multiple-element arrangements entered into prior to 2011, we account for these arrangements as a combined single unit of accounting, which includes application services and professional services, and the related revenues are recognized ratably beginning with the commencement of the arrangement term, assuming all other remaining revenue recognition criteria are met. Revenues for any deliverables included in multiple-element arrangements that are within the scope of ASC 985-605, Software- Revenue Recognition, will continue to be recognized under such accounting standards.

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

In connection with our adoption of ASU No. 2009-13 on January 1, 2011, the recognizable portion of any remaining deferred revenue associated with multiple-element arrangements that are materially modified in 2011 is calculated based on an allocation of the total arrangement consideration (which includes the consideration of the modified arrangement plus the remaining balance of the deferred revenue), to the remaining deliverables on the basis of their relative selling price. If the total arrangement consideration exceeds the sum of the total selling prices for the remaining deliverables, the surplus is recognized as revenue in the period of modification. If the total arrangement consideration does not exceed the sum of the total selling prices for the remaining deliverables, the shortfall is considered a discount and allocated to the remaining deliverables utilizing a relative-selling price method.

Stock-Based Compensation

We currently follow ASC 718, Compensation—Stock Compensation, to account for all of our stock-based compensation plans. According to ASC 718, all forms of share-based payments to employees, including employee stock options, nonvested restricted stock awards and employee stock purchase plans, are treated the same as any other form of compensation by recognizing the related cost in the statement of operations.

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

The risk-free interest rate is based on the United States Treasury yield curve with a maturity tied to the expected life of the option. We have not paid and do not expect to pay dividends on our common stock.

The fair value of each nonvested restricted stock award grant is measured as if the nonvested restricted stock was vested and issued on the grant date.

We recorded stock-based compensation of $8.8 million, $6.5 million and $4.7 million during 2011, 2010 and 2009, respectively. In future periods, stock-based compensation expense is expected to increase as a result of our existing unrecognized stock-based compensation and as we issue additional equity-based awards to continue to attract and retain employees and non-employee directors. As of December 31, 2011, we had $22.8 million of unrecognized stock-based compensation costs related to all non-vested equity awards granted under our 2000 Stock Option Plan and 2009 Plan. The unrecognized compensation cost is expected to be recognized over an average period of 2.68 years for stock options and 2.89 years for nonvested restricted stock awards as of December 31, 2011.

Goodwill and Intangibles

Goodwill, which consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired, is evaluated for impairment using a two-step process that is performed at least annually on October 1 of each year, or whenever events or circumstances indicate that an impairment may have occurred. The first step is a comparison of the fair value of an internal reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and the second step is unnecessary. If the carrying value of the reporting unit exceeds its fair value, a second test is performed to measure the amount of impairment by comparing the carrying amount of the goodwill to a determination of the implied value of the goodwill. If the carrying amount of the goodwill is greater that the implied value, an impairment loss is recognized for the difference.

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

Intangible assets, including technology, database, customer relationships, and customer contracts arising from our two acquisitions since 2008, are recorded at cost less accumulated amortization and are amortized using a method which reflects the pattern in which the economic benefit of the related intangible asset is utilized. We had intangible assets of $3.4 million and $2.9 million, respectively as of December 31, 2011 and 2010. For intangible assets subject to amortization, impairment is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible asset.

As of December 31, 2011 and 2010, we had goodwill of $15.2 million and $9.8 million, respectively. The results of our annual impairment test performed on October 1, 2011 indicated that our goodwill was not impaired. In 2011, as part of our annual goodwill impairment test, we reassessed our reporting units. Based on the results of that assessment, in which we concluded that we are a single reporting unit and operating segment, we considered our market capitalization under the market approach in determining the estimate of fair value of our reporting unit, as management believed that our market capitalization based on quoted market prices was the best evidence in determining such estimated fair value. The determination of whether or not goodwill or acquired intangible assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of our reporting unit. We set criteria of assumptions and estimates that were reviewed and approved by various levels of management. Changes in our strategy or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.

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

We had approximately $13.2 million and $40.9 million of federal net operating loss carryforwards as of December 31, 2011 and 2010, respectively, available to offset future taxable income, expiring from 2018 through 2028. We also had net operating loss carryforwards for state and local income tax purposes in aggregate of approximately $24.0 million and $67.9 million as of December 31, 2011 and 2010, respectively, available to offset future state and local taxable income, expiring from 2018 through 2028. Certain net operating loss carryforwards are subject to limitations under Section 382.

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

Additionally, prior to 2011, when we sold application services and professional services in a multiple-element arrangement, which is our typical practice, we recognized revenues from professional services ratably over the term of the arrangement, rather than as the professional services were delivered, which varied throughout the arrangement term. Accordingly, a significant portion of the revenues for professional services performed in any reporting period had been deferred to future periods. In connection with our adoption of ASU No. 2009-13 on January 1, 2011, as noted in our critical accounting policies, we recognize revenues from professional services as delivered for any multiple-element arrangements entered into or materially modified in 2011. Regardless of our revenue recognition, we recognize expenses related to our professional services in the period in which the expenses are incurred.

As a result, our professional services revenues and gross margin for any past or future reporting period associated with the multiple-element arrangements entered into prior to January 1, 2011 may not be reflective of the professional services delivered during that reporting period or the current business trends with respect to our professional services.

Our results of operations for the year ended December 31, 2011 include the operations of Clinical Force since the date of acquisition on July 1, 2011. For the year ended December 31, 2011, we recognized $0.5 million in revenues and, excluding the impact of one-time acquisition-related costs, incurred $0.5 million each of costs of revenues and operating costs and expenses. The operations of Clinical Force did not have a significant impact on our results of operations.

The following table sets forth our consolidated results of operations as a percentage of total revenues for the periods shown.

	Year Ended December 31,
	2011	2010	2009
Revenues:
Application services	78.3%	82.0%	73.0%
Professional services	21.7%	18.0%	27.0%

Total revenues	100.0%	100.0%	100.0%

Cost of revenues:
Application services	15.4%	15.9%	16.9%
Professional services	13.2%	15.5%	18.7%

Total cost of revenues	28.6%	31.4%	35.6%

Gross profit	71.4%	68.6%	64.4%
Operating costs and expenses:
Research and development	16.0%	15.5%	16.0%
Sales and marketing	19.6%	18.5%	19.6%
General and administrative	20.1%	20.7%	22.6%
Litigation settlement	3.4%	—	—

Total operating costs and expenses	59.1%	54.7%	58.2%

Operating income	12.3%	13.9%	6.2%

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

Revenues

	Year Ended December 31,
	2011		2010		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Revenues:
Application services	$144,436	78.3%	$136,395	82.0%	$8,041	5.9%
Professional services	40,023	21.7%	30,031	18.0%	9,992	33.3%

Total revenues	$184,459	100.0%	$166,426	100.0%	$18,033	10.8%

Total revenues. Total revenues increased $18.0 million, or 10.8%, to $184.4 million in 2011 from $166.4 million in 2010. The increase in revenues was primarily due to an $8.0 million increase in revenues from application services and a $10.0 million increase in revenues from professional services.

Application services revenues. Revenues from application services increased $8.0 million, or 5.9%, to $144.4 million in 2011 from $136.4 million in 2010. Our application services revenues in 2010 were impacted by a $3.2 million one-time acceleration of revenue recognition resulting from a customer contract termination. The majority of the increase in application services revenues was derived from increased activity in our existing large customers and midmarket customers, primarily resulting from new studies and renewals. We also benefited from increased product uptake and cross-selling to existing customers, as well as new customer additions. In 2011, we added 86 customers, including 18 customers acquired as a result of the acquisition of Clinical Force, to reach a total of 275 customers as of December 31, 2011. Revenues from new customers accounted for 56% of the total increase in application services revenues. Our customers continued to contract for more products in addition to our principal offering, Medidata Rave. The revenues from these other products grew significantly compared with prior period and accounted for 8% of total application services revenues during 2011. As a result of our adoption of ASU No. 2009-13, our application services revenues also benefited from a $2.5 million one-time revenue acceleration during 2011 primarily associated with two customer contract renewals, of which approximately $0.1 million was accelerated into 2011 from 2012.

Professional services revenues. Revenues from professional services increased $10.0 million, or 33.3%, to $40.0 million in 2011 from $30.0 million in 2010. Professional services revenues benefited from a $3.5 million one-time revenue acceleration associated with two customer contract renewals during 2011 as required per the adoption of ASU No. 2009-13, of which approximately $1.4 million was accelerated into 2011 from 2012. Excluding this impact, the increase in professional services revenues was primarily driven by the timing of revenue recognition, as our professional service revenues in multiple-element arrangements entered into in 2011 are recognized on a more accelerated, as delivered basis, following our adoption of ASU No. 2009-13.

Cost of Revenues

	Year Ended December 31,
	2011		2010		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amounts in thousands)
Cost of revenues:
Application services	$28,408	15.4%	$26,400	15.9%	$2,008	7.6%
Professional services	24,423	13.2%	25,847	15.5%	(1,424)	(5.5)%

Total cost of revenues	$52,831	28.6%	$52,247	31.4%	$584	1.1%

Total cost of revenues. Total cost of revenues increased $0.6 million, or 1.1%, to $52.8 million in 2011 from $52.2 million in 2010. The increase in total cost of revenues was primarily due to an increase in cost of application services revenues.

Cost of application services revenues. Cost of application services revenues increased $2.0 million, or 7.6%, to $28.4 million in 2011 from $26.4 million in 2010. The increase was primarily due to an increase in personnel-related costs. We continued to increase staffing levels to support our growth in business. The increase was partially offset by the decrease in technology-related expenses primarily due to our lower capital expenditure in 2011 as compared with prior period.

Cost of professional services revenues. Cost of professional services decreased $1.4 million, or 5.5%, to $24.4 million in 2011 from $25.8 million in 2010. The decrease was primarily driven by lower personnel-related costs and allocated general overhead costs resulting from a decline in headcount due to our effort to increase the utilization of professional services staff.

Operating Costs and Expenses

	Year Ended December 31,
	2011		2010		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amounts in thousands)
Operating costs and expenses:
Research and development	$29,568	16.0%	$25,772	15.5%	$3,796	14.7%
Sales and marketing	36,147	19.6%	30,721	18.5%	5,426	17.7%
General and administrative	37,056	20.1%	34,379	20.7%	2,677	7.8%
Litigation settlement	6,300	3.4%	—	—	6,300	100.0%

Total operating costs and expenses	$109,071	59.1%	$90,872	54.7%	$18,199	20.0%

Total operating costs and expenses. Total operating costs and expenses increased $18.2 million, or 20.0%, to $109.0 million in 2011 from $90.8 million in 2010. Costs increased in each department with the largest increase in sales and marketing.

Research and development expenses. Research and development expenses increased $3.8 million, or 14.7%, to $29.5 million in 2011 from $25.7 million in 2010. The increase was primarily due to an increase in personnel-related costs of $2.6 million, which was attributable to our increase in staffing levels in order to support our strategy to continue to enhance and broaden our product offerings. The increase was also due to an increase in technology-related expenses of $1.0 million to support our overall growth in research and development.

Sales and marketing expenses. Sales and marketing expenses increased $5.4 million, or 17.7%, to $36.1 million in 2011 from $30.7 million in 2010. The increase was primarily due to higher personnel-related costs of $4.6 million, attributable to our sales team expansion in order to support our increased sales-related activities. The increase in personnel-related costs was also attributable to a higher commission expense driven by our sales growth and a higher stock-based compensation expense. The overall increase was also due to higher conference expenses as a result of increased sales and marketing efforts and higher recruiting costs driven by the headcount growth.

General and administrative expenses. General and administrative expenses increased $2.7 million, or 7.8%, to $37.1 million in 2011 from $34.4 million in 2010. The increase was primarily due to an increase in professional fees of $1.1 million and personnel-related costs of $0.9 million. The increased professional fees were driven by higher accounting fees, and certain legal fees incurred for our acquisition of Clinical Force and associated with our litigation matters. The increase in personnel-related costs primarily resulted from a higher stock-based compensation expense resulting from a full year impact from our equity awards granted in May 2010, as well as additional costs associated with our equity awards granted in May 2011. The increase was also impacted by a $0.2 million charge relating to the fair value adjustment of contingent consideration associated with our acquisition of Clinical Force.

Our total operating costs and expenses in 2011 also included a $6.3 million charge in connection with the litigation settlement with Datasci in December 2011. See Note 14, “Commitments and Contingencies—Legal Matters,” to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for more information regarding this settlement.

Income Taxes

Income tax in 2011 was a tax benefit of $16.4 million compared to a tax expense of $0.9 million in 2010. In the fourth quarter of 2011, we determined that it was more likely than not that the benefit from the majority of our deferred tax assets will be realized against our estimated future taxable income. As a result, we recorded a one-time benefit of approximately $19.0 million from the reversal of the valuation allowance on the majority of our net deferred tax assets.

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

Application services revenues. Revenues from application services increased $33.9 million, or 33.0%, to $136.4 million in 2010 from $102.5 million in 2009. The majority of the increase in application services revenues was derived from increased activity in our existing large customers, primarily resulting from new studies and renewals. We also benefited from increased product uptake and cross-selling to existing customers, as well as new customer additions. We increased the number of customers to 219 compared with 173 a year ago and continued our success in adding new midmarket customers. Revenues from new customers accounted for 21.1% of the total increase in application services revenues. Application services revenues also benefitted by a $3.2 million one-time acceleration of revenue recognition resulting from a customer contract termination in the fourth quarter of 2010. We also continue to benefit from the revenue stream from our multi-study arrangements, which increased by 37.9% compared with the prior period. Revenues also expanded significantly from both international and domestic customers compared with the prior period. Revenues from customers based in Asia and Europe grew 39.8% and 39.6%, respectively, whereas revenues from customers based in North America grew 29.7%.

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

Income Taxes

Income tax expense decreased $0.9 million, or 51.3%, to $0.9 million in 2010 from $1.8 million in 2009. The decrease was primarily due to our ability to fully utilize our federal net operating loss carryforwards to offset federal taxable income as a result of the increased Section 382 limitation in 2010. Our foreign income taxes were fairly consistent in 2010 as compared with 2009.

Liquidity and Capital Resources

Our principal sources of liquidity were cash, cash equivalents and marketable securities of $107.7 million at December 31, 2011 and $85.5 million at December 31, 2010. Cash and cash equivalents increased $29.2 million during 2011 primarily due to our strong sales activities and collection of our accounts receivable, partially offset by the litigation settlement payment and cash consideration paid for the acquisition of Clinical Force. The decrease in cash and cash equivalents of $23.4 million in 2010 in comparison with 2009 was primarily due to the net purchases of marketable securities and the funding of capital expenditures, partially offset by cash generated from our higher net income. Prior to completing the IPO in June 2009, we funded our growth primarily through the private sale of equity securities, borrowings through various debt agreements, working capital and equipment leases.

In June 2009, we completed our IPO, issuing 6.3 million shares of common stock at a public offering price of $14.00 per share. As a result of the offering, we received net proceeds of $75.2 million, after deducting underwriting discounts and commissions of $6.2 million and offering expenses of $6.8 million. We used a portion of our net proceeds to prepay the entire outstanding indebtedness of the term loan in July 2009. The remaining proceeds were held in cash and cash equivalents through September 30, 2009 and subsequently, a portion of such proceeds has been invested into high quality marketable securities and was used to pay for the acquisition of Clinical Force in July 2011. As a result of the IPO, all outstanding convertible preferred stock was automatically converted into 9.0 million shares of common stock. In addition, we paid out all accumulated accrued dividends of $2.3 million to preferred stockholders at conversion. In December 2009, we also completed a secondary offering in which certain selling stockholders sold a total of approximately 6.3 million shares of our common stock. We did not receive any proceeds but incurred approximately $0.6 million of offering expenses in connection with this secondary offering. Such offering expenses were expensed as incurred.

We began to invest in marketable securities in October 2009. We manage our cash equivalents and marketable securities as a single investment portfolio that is intended to be available to meet our current cash requirements. Cash equivalents substantially consist of investments in money market funds. Marketable securities, which we classify as available-for-sale securities, primarily consist of high quality commercial paper, corporate bonds, U.S. government debt obligations and bank certificates of deposit. Marketable securities with remaining effective maturities of twelve months or less from the balance sheet date are classified as short-term; otherwise, they are classified as long-term on the consolidated balance sheet. We are currently invested entirely in marketable securities with maturities of less than one year for this investment portfolio.

Prior to the repayment of our term loan, we had a senior secured credit facility, as subsequently amended, that included a $15.0 million term loan and a $10.0 million revolving line of credit. The term loan was fully drawn at closing in September 2008. In July 2009, we used a portion of our net proceeds from the IPO to prepay the entire outstanding indebtedness of the term loan. The total payoff amount of $14.7 million included the outstanding principal balance of $14.3 million, as well as accrued interest and termination fees of $0.4 million. Except for the $0.2 million reduction of the available amount primarily due to a standby letter of credit issued in connection with the office lease executed under our credit agreement, the revolving line of credit remains undrawn. As of December 31, 2011, approximately $9.8 million of the revolving line of credit was still available for future borrowings. Due to the structure of the credit agreement, any future borrowings under the revolving line of credit will be classified as a current liability. As of December 31, 2011, the effective interest rate for our senior secured credit facility, as amended, was 2.80%, if borrowing under the U.S. London Interbank Offer Rate, or LIBOR, option. We are in compliance with all covenants under our senior secured credit facility, as amended, as of December 31, 2011. See “Revolving Line of Credit” section below for a summary of the second loan modification to our senior secured credit facility.

We believe that our cash flows from operations, existing cash and cash equivalents, highly liquid marketable securities and our existing revolving line of credit will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for the foreseeable future. In 2012, we expect to make approximately $6 to $7 million in capital expenditures, primarily to enhance our infrastructure and increase the capacity in our Houston data center, as well as to enhance our computer equipment across various corporate functions. We expect to acquire our capital equipment through purchases as opposed to capital lease arrangements. Our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors, including any expansion of our business that we may complete. See “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

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

Cash Flows

Cash Flows Provided By Operating Activities

Cash flows provided by operating activities during 2011 were $28.7 million, which consisted primarily of net income of $39.4 million, non-cash adjustments, including deferred income tax adjustment of $21.7 million and excess tax benefit of $3.3 million, depreciation and amortization of $7.8 million and stock-based compensation of $8.8 million, as well as changes in working capital. The change in working capital includes a decline in deferred revenue of $21.9 million, offset somewhat by a decline in accounts receivable of $12.4 million. The fluctuation within accounts receivable and deferred revenue was primarily due to strong customer collections, the timing of revenue recognition associated with professional services and the general decline of large upfront payments from application services customers, which is consistent with our expectation as our SaaS business model continues to evolve. Our cash flows provided by operating activities were also impacted by the $6.3 million litigation settlement payment to Datasci in December 2011.

Cash flows provided by operating activities during 2010 were $6.2 million, which consisted primarily of net income of $22.8 million, non-cash adjustments of depreciation and amortization of $9.2 million and stock-based compensation of $6.5 million, partially offset by an increase in accounts receivable of $15.4 million, a decrease in deferred revenue of $13.9 million, a decrease in accrued expenses of $3.1 million and an increase in prepaid expenses of $2.7 million. The increase in accounts receivable was due to lower cash collection resulting from our implementation of a new Enterprise Resource Planning, or ERP, system during the fourth quarter of 2010. The decrease in deferred revenue was primarily due to a decline in large upfront payments received from our customers, as some of our larger customers changed to more periodic payment terms upon their contract renewals. This trend has been consistent with our expectation as our SaaS business model continues to evolve. The decrease in accrued expenses was primarily driven by certain accrued fees associated with our 2009 secondary offering and indemnification settlement paid in 2010. Finally, the increase in prepaid expenses related to the payments of certain multi-year software-related licenses and services expected to be utilized over the following two to three years.

Cash flows provided by operating activities during 2009 were $28.2 million, which consisted primarily of net income of $5.2 million, non-cash adjustments of depreciation and amortization of $10.6 million and stock-based compensation of $4.7 million, a decrease in accounts receivable of $6.3 million, an increase in accrued expenses of $6.6 million and a decrease in deferred revenue of $3.9 million. The decrease in accounts receivable was due to strong customer collection activity. The increase in accrued expenses was primarily due to higher incentive compensation associated with business performance as well as higher professional fees associated with our secondary offering and indemnification settlement paid in 2010. The decrease in deferred revenue was primarily due to the timing of our customer billings and associated revenue recognition. Deferred revenue was also impacted by a $5.0 million customer payment in the third quarter, provided in accordance with the underlying contractual agreement, made in advance of the full delivery of services required to begin revenue recognition.

Cash Flows Used In Investing Activities

Cash flows used in investing activities during 2011 were $3.8 million, which was related to $117.1 million in purchases of marketable securities, $5.2 million of cash consideration paid for the acquisition of Clinical Force, and $4.4 million in purchases of furniture, fixtures and equipment, partially offset by $122.8 million in proceeds from sale and maturity of marketable securities. For the year ended December 31, 2011, we acquired $0.2 million of equipment through capital lease arrangements.

Cash flows used in investing activities during 2010 were $28.3 million, which was related to $79.6 million in purchases of marketable securities and $7.4 million in purchases of furniture, fixtures and equipment, partially offset by $58.7 million in proceeds from sale and maturity of marketable securities. For the year ended December 31, 2010, we did not acquire any equipment through capital lease arrangements.

Cash flows used in investing activities during 2009 were $54.6 million, which was related to $49.8 million of purchases of marketable securities and $4.8 million of purchases of furniture, fixtures and equipment. We also acquired $1.3 million of equipment through capital lease arrangements.

Cash Flows Used In or Provided by Financing Activities

Cash flows provided by financing activities during 2011 were $4.3 million, which was primarily due to $3.5 million of proceeds from stock option exercises and $3.3 million of excess tax benefit realized from equity awards vesting, partially offset by $1.7 million relating to the acquisition of treasury stock in connection with the vesting of restricted stock awards and $0.7 million of capital lease principal payments.

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

Contractual Obligations, Commitments and Contingencies

The following table of our material contractual obligations as of December 31, 2011 summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated (in thousands):

	Payments Due by Period
	Total	1 year or less	2-3 years	4-5 years	More than 5 years
Contractual Obligations:
Operating lease obligations	$10,677	$4,236	$4,397	$1,780	$264
Capital lease obligations	261	120	102	39	—
Contingent consideration obligations	2,042	520	1,522	—	—
Letters of credit	375	375	—	—	—

Total	$13,355	$5,251	$6,021	$1,819	$264

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

On December 13, 2011, we entered into a settlement agreement with Datasci. The settlement agreement relates to a lawsuit filed by Datasci in 2009 alleging breach of contract for failing to pay royalties under a prior license and settlement agreement executed between the parties in June 2007. Under the recent settlement agreement, we agreed to make a one-time, lump-sum payment to Datasci in the amount of $6.3 million to settle the claim and obtain an irrevocable, fully-paid, worldwide, non-exclusive license to the patent that was the subject of the claim by Datasci. Prior to negotiation of the settlement agreement, the probable outcome of this litigation had remained uncertain, as the case was in the early stages and a trial date had not been set. We had consequently been unable to reasonably estimate the amount or range of potential loss, if any, associated with this litigation. As a result, in accordance with ASC 450, Contingencies, we did not record a liability until the date of the settlement, when the amount of loss was determined. The related payment was made on December 16, 2011, and the full amount of the settlement is included in our results of operations for the year ended December 31, 2011. Additional information concerning this lawsuit is provided in Note 14, “Commitments and Contingencies—Legal Matters,” to the consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.

During 2008, two customers had requested that we indemnify them in connection with patent infringement lawsuits filed by Datasci, who also filed a lawsuit against us in June 2009 as discussed above. We agreed to defend and indemnify one of these customers with respect to the allegations, claims, and defenses relating to its use of our software. As the estimated indemnification obligation concerning this claim was determined to be probable and could be reasonably estimated, we had accrued approximately $0.5 million which was included in our consolidated balance sheet as of December 31, 2009. In March 2010, we reached a final agreement with this customer and paid a settlement amount of $0.5 million to fully settle this indemnification obligation. No claims were asserted against the second customer with respect to its use of Medidata’s products, and this and other customers will be exempted from future claims as a result of the 2011 settlement with Datasci.

In January 2009, we entered into agreements with certain of our executive officers that provide them with certain benefits upon the termination of their employment following a change of control in our company. The agreements provide that, upon a qualifying event, such officers will be entitled to (a) a severance payment equal to the officer’s base salary plus target bonus amount: (b) continuation of health benefits for 12 months; (c) immediate vesting of any remaining unvested equity awards; and (d) a tax gross up payment under Section 280G of the Internal Revenue Code sufficient to reimburse the officer for 50% of any excise tax payable as a result of any termination payments following a change in control, if applicable. In March 2012, we amended the agreements with our named executive officers to eliminate the 280G gross-up.

On March 4, 2011, DataTrak International, Inc. filed a complaint for alleged patent infringement against us in DataTrak International v. Medidata Solutions, C.A. No. 1:11-cv-00458 in the U.S. District Court for the Northern District of Ohio. The complaint asserts infringement of U.S. Patent No. 7,464,087, or the ’087 Patent, which claims a method and system for unifying data from a variety of sources. The complaint asserts that we infringe the patent owned without providing any details concerning the alleged infringement, and it seeks unspecified damages and injunctive relief. On October 28, 2011, we filed an application for ex parte reexamination of the ’087 Patent with the PTO. On December 16, 2011, the PTO issued a non-final rejection of the validity of all claims of the ’087 Patent. On the same date, the district court granted our motion to stay the case pending reexamination of the patent-in-suit. We believe that we have valid defenses to the lawsuit and intend to defend it vigorously in the event the stay of the case is lifted. The probability of a favorable or unfavorable outcome to us in the event the stay of the case is lifted is unknown and a range of loss, if any, cannot be estimated at this time. As a result, we have not recorded an accrual associated with this litigation.

Letters of Credit

We had several outstanding standby letters of credit as of December 31, 2011 and 2010 in the total amount of $0.4 million and $0.7 million, respectively. These standby letters of credit were fully collateralized with our restricted cash and revolving line of credit under our senior secured credit facility, as amended.

Tax Uncertainties

ASC 740-10 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. ASC 740-10 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

We recognize tax liabilities in accordance with ASC 740-10 and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

Effects of Recently Issued Accounting Standards

In October 2009, the Financial Accounting Standards Board, or FASB, issued ASU No. 2009-14, Certain Revenue Arrangements that Include Software Elements. ASU No. 2009-14 amends the scoping guidance for software arrangements under ASC 985-605, Software—Revenue Recognition, to exclude tangible products that contain software elements and nonsoftware elements that function together to interdependently deliver the product’s essential functionality. Such tangible products being excluded from ASU No. 2009-14 will instead fall under the scope of ASU No. 2009-13. The FASB also provided several considerations and examples for entities applying this guidance. ASU No. 2009-14 is effective for new or materially modified arrangements in fiscal years beginning on or after June 15, 2010. We adopted ASU No. 2009-14 prospectively and concurrently with ASU No. 2009-13 on January 1, 2011 and the adoption of ASU No. 2009-14 did not have a material impact on our consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-13, Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades, which amends ASC 718, Compensation—Stock Compensation, to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades must not be considered a market, performance, or service condition. Therefore, an entity should not classify such an award as a liability if it otherwise qualifies for classification in equity. ASU No. 2010-13 is effective for interim and annual periods beginning on or after December 15, 2010. We adopted ASU No. 2010-13 on January 1, 2011. All of our stock-based awards granted to our international employees were classified as equity awards in accordance with its current accounting policy, which is consistent with the accounting treatment contained in ASU No. 2010-13. Therefore, the adoption of ASU No. 2010-13 did not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments in this ASU generally represent clarification of ASC 820-10, Fair Value Measurements and Disclosures, but also include instances where a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements has changed. This ASU is the result of joint efforts by the FASB and International Accounting Standards Board to develop a single, converged fair value framework and guidance with respect to how to measure fair value and what disclosures to provide about fair value measurements. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011. Early adoption is permitted. We will adopt ASU No. 2011-04 on January 1, 2012, and the adoption is not expected to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which removes the presentation options contained in ASC 220, Comprehensive Income, and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the format of statement of operations used today, and the second statement would include components of other comprehensive income. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to defer indefinitely the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of ASU No. 2011-05 are effective for interim and annual periods beginning after December 15, 2011, and must be applied retrospectively for all periods presented in the financial statements. Early adoption is permitted. We will adopt the applicable provisions of ASU No. 2011-05 on January 1, 2012, and the adoption is not expected to have a material impact on our consolidated financial statements other than merely a change in its presentation.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, which simplifies how entities test goodwill for impairment. ASU No. 2011-08 permits an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU No. 2011-08 is effective for interim and financial periods beginning after December 15, 2011. Early adoption is permitted. We will adopt ASU No. 2011-08 on January 1, 2011, and the adoption is not expected to have a material impact on our consolidated financial statements.

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

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $45.2 million at December 31, 2011. Our cash equivalents are invested principally in money market funds. We also had investment in marketable securities, which we classify as available for sale securities, totaling $62.5 million at December 31, 2011. Substantially all of our marketable securities are fixed income securities, which primarily consist of high quality commercial paper, corporate bonds, U.S. government debt obligations, and bank certificates of deposit. The unrestricted cash and cash equivalents as well as marketable securities are held for working capital purposes. We manage our cash equivalents and marketable securities as a single investment portfolio that is intended to be available to meet our current cash requirements. We do not enter into investments for trading or speculative purposes. Due to the short-term nature and high credit ratings of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

We have a floating rate revolving line of credit under our senior secured credit facility, as amended, which is currently undrawn. Accordingly, we will be exposed to fluctuations in interest rates if such revolving line of credit is drawn. Assuming the maximum available amount of our revolving line of credit was drawn as of December 31, 2011, each hundred basis point change in prime rate or LIBOR would result in a change in interest expense by an average of approximately $0.1 million annually.

Exchange Rate Sensitivity

We have two separate exposures to currency fluctuation risk: subsidiaries outside the United States which use a foreign currency as their functional currency which are translated into U.S. dollars for consolidation and non-U.S. dollar invoiced revenues.

Changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency are translated into U.S. dollars and result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We have translation exposure to various foreign currencies, including the Euro, British Pound Sterling and Japanese Yen. The potential translation loss estimated for 2011 resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to $1.2 million.

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

Fair Value of Financial Instruments

ASC 825-10, Financial Instruments, requires disclosure about fair value of financial instruments. The carrying amounts of our financial instruments, which consist of cash and cash equivalents, receivables, accounts payable and accrued liabilities, approximate fair value because of the short maturity of these instruments. Fair values of marketable securities are based on unadjusted quoted market prices or pricing models using current market data that are observable either directly or indirectly. The fair value of contingent consideration is determined based on the likelihood of contingent earn-out payments. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data are listed under Part IV, Item 15, in this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, an evaluation was performed with the participation of our Disclosure Committee and our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon such evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

In making the assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011, our management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our assessment, we determined that our internal control over financial reporting was effective based on those criteria as of December 31, 2011.

Deloitte & Touche LLP, our independent registered public accounting firm, has performed an audit of the effectiveness of our internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the COSO. This audit is required to be performed in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our independent auditors were given unrestricted access to all financial records and related data. The attestation reporting on the effectiveness of our internal control over financial reporting as of December 31, 2011 issued by our independent registered public accounting firm is included at the end of Item 9A in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Medidata Solutions, Inc.

New York, New York

We have audited the internal control over financial reporting of Medidata Solutions, Inc. (the “Company”) as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 and our report dated March 13, 2012, expressed an unqualified opinion and includes an explanatory paragraph regarding adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2009-13, Multiple Deliverable Revenue Arrangements, on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 13, 2012

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011 in connection with our 2012 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011 in connection with our 2012 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011 in connection with our 2012 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011 in connection with our 2012 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011 in connection with our 2012 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

(a) We have filed the following documents as part of this Form 10-K:

1. Consolidated Financial Statements

2. Financial Statement Schedule

Page
Schedule II—Valuation and Qualifying Accounts	F-34

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

Date: March 13, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ TAREK A. SHERIF Tarek A. Sherif	Chairman, Chief Executive Officer (Principal Executive Officer) and Director	March 13, 2012

/S/ CORY DOUGLAS Cory Douglas	Chief Financial Officer (Principal Financial and Chief Accounting Officer)	March 13, 2012

/S/ GLEN M. DE VRIES Glen M. de Vries	President and Director	March 13, 2012

/S/ CARLOS DOMINGUEZ Carlos Dominguez	Director	March 13, 2012

/S/ NEIL M. KURTZ, M. D. Neil M. Kurtz, M.D.	Director	March 13, 2012

/S/ GEORGE MCCULLOCH George McCulloch	Director	March 13, 2012

/S/ LEE SHAPIRO Lee Shapiro	Director	March 13, 2012

/S/ ROBERT B. TAYLOR Robert B. Taylor	Director	March 13, 2012

EXHIBIT INDEX

Exhibit No.	Description

3.1(3)	Fourth Amended and Restated Certificate of Incorporation.

3.2(3)	Amended and Restated Bylaws.

4.1(3)	Specimen common stock certificate.

10.1(3)	Form of Officer and Director Indemnification Agreement.

10.2(2)†	Medidata Solutions, Inc. Amended and Restated 2000 Stock Option Plan.

10.3(2)†	Form of Medidata Solutions, Inc. Amended and Restated 2000 Stock Option Plan Option Agreement.

10.4(3)†	Medidata Solutions, Inc. 2009 Long-Term Incentive Plan.

10.5(3)†	Form of Medidata Solutions, Inc. 2009 Long-Term Incentive Plan Stock Option Agreement.

10.6(3)†	Form of Medidata Solutions, Inc. 2009 Long-Term Incentive Plan Restricted Stock Agreement.

10.7(2)	Loan and Security Agreement, dated as of September 10, 2008, by and among Medidata Solutions, Inc., Medidata FT, Inc. and Silicon Valley Bank.

10.8(2)	First Loan Modification Agreement, dated as of December 31, 2008, by and among Silicon Valley Bank, Medidata Solutions, Inc. and Medidata FT Inc.

10.9(2)†	Form of Executive Change in Control Agreement.

10.10(6)†	Form of Amendment No. 1 to Executive Change in Control Agreements.

10.11(1)	Lease between AGBRI Fannin L.P. and Medidata Solutions, Inc., dated March 13, 2006, as amended on March 8, 2007 and June 3, 2008, for space at the premises located at 1301 Fannin Street, Houston, Texas.

10.12(1)	Lease between ARR Kalimian Realty, L.P. and Medidata Solutions, Inc., dated September 23, 2003, as amended on March 13, 2008, for space at the premises located at 79 Fifth Avenue, New York, New York.

10.13(4)	Second Loan Modification Agreement entered into as of June 30, 2010 by and among Medidata Solutions, Inc., Medidata FT, Inc. and Silicon Valley Bank.

21.1(5)	Subsidiaries of Medidata Solutions, Inc.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Rule 13a-14(a) or 15d-14 Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) or 15d-14 Certification of Chief Financial Officer

32.1**	Certification of Chief Executive Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

32.2**	Certification of Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

Exhibit No.	Description

101.PRE***	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
***	In accordance with Rule 406T of Regulation S-T, the information in Exhibit 101 is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.
†	Indicates a management contract or any compensatory plan, contract or arrangement.
(1)	Incorporated by reference to Medidata Solutions, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-156935) filed on March 23, 2009.
(2)	Incorporated by reference to Medidata Solutions, Inc.’s Amendment No. 2 to Registration Statement on Form S-1 (SEC File No. 333-156935) filed on May 15, 2009.
(3)	Incorporated by reference to Medidata Solutions, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 (SEC File No. 333-156935) filed on June 3, 2009.
(4)	Incorporated by reference to Exhibit 10.1 of Medidata Solutions, Inc.’s Current Report on Form 8-K filed on July 1, 2010.
(5)	Incorporated by reference to the same numbered exhibit to Medidata Solutions, Inc.’s Annual Report on Form 10-K filed on March 16, 2011.
(6)	Incorporated by reference to Exhibit 10.1 of Medidata Solutions Inc.’s Current Report on Form 8-K filed on March 5, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Medidata Solutions, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Medidata Solutions, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the information included in the financial statement schedule listed in the Index at Item 15(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, under the heading Multiple-Element Arrangements, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2009-13, Multiple Deliverable Revenue Arrangements, effective January 1, 2011.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2012, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 13, 2012

MEDIDATA SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$45,214	$16,025
Marketable securities	62,463	69,473
Accounts receivable, net of allowance for doubtful accounts of $882 and $308, respectively	22,970	34,268
Prepaid commission expense	1,743	3,087
Prepaid expenses and other current assets	4,380	6,297
Deferred income taxes	10,896	3,731

Total current assets	147,666	132,881
Restricted cash	388	532
Furniture, fixtures and equipment, net	9,825	10,993
Goodwill	15,164	9,799
Intangible assets, net	3,425	2,945
Deferred income taxes – long-term	11,581	116
Other assets	1,786	679

Total assets	$189,835	$157,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,861	$2,797
Accrued payroll and other compensation	9,854	11,520
Accrued expenses and other	5,886	4,058
Deferred revenue	51,225	63,228
Capital lease obligations	114	712

Total current liabilities	70,940	82,315

Noncurrent liabilities:
Deferred revenue, less current portion	12,037	20,540
Deferred tax liabilities	629	3,418
Capital lease obligations, less current portion	136	68
Other long-term liabilities	1,976	478

Total noncurrent liabilities	14,778	24,504

Total liabilities	85,718	106,819

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $0.01 per share; 100,000 shares authorized, 25,053 and 24,141 shares issued; 24,888 and 24,089 shares outstanding, respectively	250	241
Additional paid-in capital	137,556	122,015
Treasury stock, 165 and 52 shares, respectively	(2,186)	(474)
Accumulated other comprehensive loss	(362)	(117)
Accumulated deficit	(31,141)	(70,539)

Total stockholders’ equity	104,117	51,126

Total liabilities and stockholders’ equity	$189,835	$157,945

The accompanying notes are an integral part of the consolidated financial statements.

MEDIDATA SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues
Application services	$144,436	$136,395	$102,541
Professional services	40,023	30,031	37,859

Total revenues	184,459	166,426	140,400
Cost of revenues(1)(2)
Application services	28,408	26,400	23,752
Professional services	24,423	25,847	26,219

Total cost of revenues	52,831	52,247	49,971
Gross profit	131,628	114,179	90,429
Operating costs and expenses:
Research and development(1)	29,568	25,772	22,534
Sales and marketing(1)(2)	36,147	30,721	27,452
General and administrative(1)	37,056	34,379	31,666
Litigation settlement	6,300	—	—

Total operating costs and expenses	109,071	90,872	81,652

Operating income	22,557	23,307	8,777
Interest and other income (expense):
Interest expense	(123)	(237)	(1,856)
Interest income	293	379	132
Other income (expense), net	238	273	(12)

Total interest and other income (expense), net	408	415	(1,736)

Income before provision for income taxes	22,965	23,722	7,041
Provision for income taxes	(16,433)	905	1,859

Net income	$39,398	$22,817	$5,182

Earnings per share:
Basic	$1.67	$0.99	$0.33

Diluted	$1.60	$0.95	$0.25

Weighted average common shares outstanding:
Basic	23,646	22,958	14,864
Diluted	24,657	24,062	20,736

(1)	Stock-based compensation expense included in cost of revenues and operating costs and expenses is as follows:

Cost of revenues	$1,263	$755	$398
Research and development	745	525	522
Sales and marketing	2,014	1,461	1,165
General and administrative	4,798	3,753	2,645

Total stock-based compensation	$8,820	$6,494	$4,730

(2)	Amortization expense of intangible assets included in cost of revenues and operating costs and expenses is as follows:

Cost of revenues	$1,088	$1,107	$1,682
Sales and marketing	501	352	144

Total amortization of intangible assets	$1,589	$1,459	$1,826

The accompanying notes are an integral part of the consolidated financial statements.

MEDIDATA SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Amounts in thousands)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balance—January 1, 2009	2,385	24	7,532	75	22,433	497	(6,000)	(389)	(92,543)	(76,400)
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	5,182	5,182
Foreign currency translation adjustment	—	—	—	—	—	—	—	179	—	179
Net unrealized loss on marketable securities	—	—	—	—	—	—	—	(36)	—	(36)

Total comprehensive income	—	—	—	—	—	—	—	143	5,182	5,325

Net proceeds from initial public offering	—	—	6,300	63	75,168	—	—	—	—	75,231
Conversion of convertible preferred stock to common stock	(2,385)	(24)	9,015	90	11,140	—	—	—	—	11,206
Stock options exercised	—	—	253	3	393	—	—	—	—	396
Tax benefit associated with equity awards	—	—	—	—	56	—	—	—	—	56
Stock-based compensation	—	—	—	—	4,730	—	—	—	—	4,730
Nonvested restricted stock awards granted	—	—	297	3	(3)	—	—	—	—	—
Acquisition of treasury stock	—	—	—	—	—	5	(69)	—	—	(69)
Retirement of treasury stock	—	—	(497)	(5)	—	(497)	6,000	—	(5,995)	—
Accrued preferred stock dividends	—	—	—	—	(222)	—	—	—	—	(222)
Accretion of preferred stock issuance costs	—	—	—	—	(21)	—	—	—	—	(21)

Balance—December 31, 2009	—	—	22,900	229	113,674	5	(69)	(246)	(93,356)	20,232
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	22,817	22,817
Foreign currency translation adjustment	—	—	—	—	—	—	—	61	—	61
Net unrealized gain on marketable securities	—	—	—	—	—	—	—	68	—	68

Total comprehensive income	—	—	—	—	—	—	—	129	22,817	22,946

Stock options exercised	—	—	687	7	1,745	—	—	—	—	1,752
Reversal of tax benefit associated with equity awards	—	—	—	—	(56)	—	—	—	—	(56)
Stock-based compensation	—	—	—	—	6,494	—	—	—	—	6,494
Nonvested restricted stock awards granted	—	—	547	5	(5)	—	—	—	—	—
Acquisition of treasury stock	—	—	—	—	—	25	(405)	—	—	(405)
Nonvested restricted stock awards forfeited	—	—	—	—	—	22	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	—	—	7	—	163	—	—	—	—	163

Balance—December 31, 2010	—	$—	24,141	$241	$122,015	52	$(474)	$(117)	$(70,539)	$51,126
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	39,398	39,398
Foreign currency translation adjustment	—	—	—	—	—	—	—	(186)	—	(186)
Net unrealized loss on marketable securities	—	—	—	—	—	—	—	(59)	—	(59)

Total comprehensive income	—	—	—	—	—	—	—	(245)	39,398	39,153

Stock options exercised	—	—	433	4	3,471	—	—	—	—	3,475
Tax benefit associated with equity awards	—	—	—	—	3,255	—	—	—	—	3,255
Stock-based compensation	—	—	—	—	8,820	—	—	—	—	8,820
Nonvested restricted stock awards granted	—	—	479	5	(5)	—	—	—	—	—
Acquisition of treasury stock	—	—	—	—	—	77	(1,712)	—	—	(1,712)
Nonvested restricted stock awards forfeited	—	—	—	—	—	36	—	—	—	—

Balance—December 31, 2011	—	$—	25,053	$250	$137,556	165	$(2,186)	$(362)	$(31,141)	$104,117

The accompanying notes are an integral part of the consolidated financial statements.

MEDIDATA SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$39,398	$22,817	$5,182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,817	9,179	10,580
Stock-based compensation	8,820	6,494	4,730
Amortization of debt issuance costs	60	57	434
Amortization of discounts or premiums on marketable securities	1,290	1,144	136
Deferred income taxes	(21,693)	(131)	(244)
Excess tax benefit associated with equity awards	(3,255)	56	(56)
Contingent consideration adjustment	223	—	—
Changes in operating assets and liabilities:
Accounts receivable	12,396	(15,381)	6,311
Prepaid commission expense	874	(42)	285
Prepaid expenses and other current assets	1,725	(2,731)	(897)
Other assets	(505)	—	(99)
Accounts payable	885	1,027	(1,011)
Accrued payroll and other compensation	(1,678)	683	2,935
Accrued expenses and other	4,243	(3,152)	3,713
Deferred revenue	(21,908)	(13,942)	(3,911)
Other long-term liabilities	(24)	106	88

Net cash provided by operating activities	28,668	6,184	28,176

Cash flows from investing activities:
Purchases of furniture, fixtures and equipment	(4,411)	(7,407)	(4,765)
Purchases of available-for-sale marketable securities	(117,098)	(79,573)	(49,810)
Proceeds from sale of available-for-sale marketable securities	122,759	58,662	—
Decrease in restricted cash	144	—	13
Acquisition of business, net of cash acquired	(5,166)	—	—

Net cash used in investing activities	(3,772)	(28,318)	(54,562)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,475	1,752	396
Proceeds from issuance of stock in connection with employee stock purchase plan	—	163	—
Excess tax benefit associated with equity awards	3,255	(56)	56
Repayment of obligations under capital leases	(725)	(2,736)	(4,810)
Proceeds from initial public offering, net of underwriting discounts and commissions	—	—	82,026
Payment of costs associated with initial public offering	—	—	(4,292)
Payment of preferred stock accumulated accrued dividends	—	—	(2,282)
Repayment of debt obligation	—	—	(15,000)
Payment of debt issuance costs	—	(21)	—
Acquisition of treasury stock	(1,712)	(405)	(69)

Net cash provided by (used in) financing activities	4,293	(1,303)	56,025

Net increase (decrease) in cash and cash equivalents	29,189	(23,437)	29,639
Effect of exchange rate changes on cash and cash equivalents	—	13	26
Cash and cash equivalents—Beginning of period	16,025	39,449	9,784

Cash and cash equivalents—End of period	$45,214	$16,025	$39,449

The accompanying notes are an integral part of the consolidated financial statements.

MEDIDATA SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Amounts in thousands)

	Year Ended December 31,
	2011	2010	2009
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$53	$173	$1,403

Income taxes	$1,692	$2,893	$742

Noncash activities:
Furniture, fixtures and equipment acquired through capital lease obligations	$195	$—	$1,266

Furniture, fixtures and equipment acquired but not yet paid for at period-end	$878	$486	$2,262

Contingent consideration associated with acquisition of business, at fair value	$1,819	$—	$—

Conversion of convertible redeemable preferred stock to common stock	$—	$—	$11,206

Accretion of preferred stock issuance costs	$—	$—	$21

The accompanying notes are an integral part of the consolidated financial statements.

MEDIDATA SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

Medidata Solutions, Inc. (the “Company”) provides software-as-a-service (“SaaS”) clinical technology solutions that enhance the efficiency of its customers’ clinical development processes. The Company’s solutions allow its customers to increase the value of their clinical development by more efficiently and effectively designing, planning and managing key aspects of the clinical trial process, including study and protocol design, trial planning and budgeting, site negotiation, clinical portal, trial management, randomization and trial supply management, clinical data capture and management, safety events capture, medical coding, clinical business analytics, and data flow and interoperability among multiple trial applications.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated in consolidation.

For purposes of these consolidated financial statements, the years ended December 31, 2011, 2010 and 2009 are referred to as 2011, 2010 and 2009, respectively.

Certain reclassifications of prior period amounts have been made to conform to the current presentation. The long-term portion of deferred income taxes included in other assets at December 31, 2010 has been reclassified to deferred income taxes—long-term for comparability with current year presentation.

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

MEDIDATA SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Revenue for multi-study arrangements and several of the Company’s trial planning software solutions where the customer has the ability to self host, or the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another unrelated party to host the software, is recognized in accordance with ASC 985-605, Software—Revenue Recognition.

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

In accordance with ASC 605-45, Revenue Recognition—Principal Agent Considerations, the Company included $0.5 million, $0.6 million and $0.6 million of reimbursable out-of-pocket expenses in professional services revenues in 2011, 2010 and 2009, respectively.

Multiple-Element Arrangements

The Company may also enter into arrangements to provide a combination of its offerings of application services and professional services.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple Deliverable Revenue Arrangements. ASU No. 2009-13 amends the current guidance on arrangements with multiple deliverables under ASC 605-25, Revenue Recognition—Multiple-Element Arrangements, to:

•	eliminate the separation criterion that requires entities to establish objective and reliable evidence of fair value for undelivered elements;

•	eliminate the residual allocation method which will be replaced by the relative selling price allocation method for all arrangements; and

•	establish a selling price hierarchy to help entities allocate arrangement consideration to the separate units of account. The selling price hierarchy is defined as follows:

•	Vendor-specific objective evidence (“VSOE”)—the price charged for a deliverable when it is sold separately.

•	Third-party evidence (“TPE”)—the price of the vendor’s or any competitor’s largely interchangeable products or services in standalone sales to similarly situated customers.

•	Estimated selling price (“ESP”)—the price best estimated by the vendor and at which the vendor would transact if the deliverable would have been sold by the vendor regularly on a standalone basis.

The Company adopted ASU No. 2009-13 on January 1, 2011. As a result, the revenues for the majority of the Company’s multiple-element arrangements entered into or materially modified in 2011 are recognized in accordance with the provisions under ASU No. 2009-13.

MEDIDATA SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

The Company determines its single-point ESP for application services and professional services as follows:

•

Application services—the Company has developed an internal pricing tool that provides price quotes for application services configurations. Any new and potential customer application service arrangements must be priced through the utilization of the Company’s internal pricing tool. The Company has established an internal committee to monitor compliance and evaluate pricing data on a periodic basis. This evaluation includes the review of actual historical pricing data, market conditions consideration and the review of pricing strategies and practices. Any necessary pricing modification made to the internal pricing tool is supported by the result of such evaluation. Accordingly, the Company’s ESP for application services is obtained from this internal pricing tool.

•

Professional services—the Company evaluates internal historical professional services pricing data to determine average pricing rates by type of professional services rendered. These averages are utilized to determine ESP for professional services, and are reviewed and updated at least annually.

•

The Company believes the effect of changes in either the selling price, or the method, or assumptions used to determine ESP for application services and professional services will not have significant effect on the allocation of the arrangement consideration as the ESP for the above deliverables are based on historical pricing data.

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

MEDIDATA SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

For the year ended December 31, 2011, the total revenues recognized for multiple-element arrangements entered into or materially modified in 2011 was $38.4 million. The total amount of revenues that would have been recognized for the year ended December 31, 2011 if the same arrangements were accounted for under the pre-amended ASC 605-25 was $23.1 million. For the year ended December 31, 2011, the Company accelerated $6.0 million of deferred revenue related to multiple-element arrangements materially modified in 2011 as required per the adoption of ASU No. 2009-13.

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

Software Development Costs—Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred under ASC 730, Research and Development. Internally developed software costs are capitalized under ASC 985-20, Software—Costs of Software to Be Sold, Leased, or Marketed, when technological feasibility is reached which is not until a working model is developed, and the functionality is tested and determined to be compliant with all federal and international regulations. As such, no internally developed software costs have been capitalized during 2011, 2010 or 2009.

Stock-Based Compensation—The Company follows ASC 718, Compensation—Stock Compensation, to account for all of its stock-based compensation plans. The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model. Prior to the completion of the Company’s initial public offering (“IPO”) in June 2009, the Company estimated its expected stock price volatility based upon observed option-implied volatilities for a group of peer companies, taking into account the stage of the Company as compared to its peers, and its expected life based on the likely date of exercise as opposed to the actual life of the options. Subsequent to the completion of the IPO, the Company continues to use stock price volatility of a group of peer companies as a basis for determining the expected volatility together with the closing prices of the Company’s publicly-traded stock. Management believes this is the best estimate of the expected volatility over the weighted-average expected life of its option grants. Since the Company does not have sufficient historical exercise data in the period since its stock began being publicly traded to provide a reasonable basis upon which to estimate the expected life, the Company uses the simplified method as allowed under Securities and Exchange Commission Staff Accounting Bulletin No. 110 for estimating the expected life of options as all of its options qualify as “plain-vanilla” options. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of the option grant with a maturity tied to the expected life of the options. No dividends are expected to be declared by the Company at this time. The fair value of each nonvested restricted stock award grant is measured as if the nonvested restricted stock was vested and issued on the grant date. Prior to the Company’s IPO, the Company used an independent third-party specialist to perform the valuation of its common stock as part of the stock options calculations. The fair value of all stock-based compensation awards is amortized to expense on a straight-line basis over the vesting period.

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

MEDIDATA SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

Prepaid Commission Expense—For arrangements where revenue is recognized over the relevant contract period, the Company capitalizes related sales commissions that have been paid and recognizes these expenses over the period the related revenue is recognized. Commissions are payable to the Company’s sales representatives upon payment from the customer. The Company amortized prepaid commissions of $6.7 million, $4.9 million and $6.1 million in 2011, 2010 and 2009, respectively, which are included within sales and marketing expense in the consolidated statements of operations. Prepaid commissions that will be recognized during the subsequent 12-month period are recorded as current prepaid commissions and the remaining portion included in other non-current assets.

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

Goodwill and Intangible Assets—The Company has generated goodwill and certain intangible assets from various acquisitions. Goodwill represents the excess of consideration paid over the fair value of net assets acquired in business combinations. Under ASC 350-20, Goodwill and Other Intangible Assets, goodwill is no

MEDIDATA SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

longer amortized and is instead evaluated for impairment using a two-step process that is performed at least annually on October 1 of each year, or whenever events or circumstances indicate that impairment may have occurred. The first step is a comparison of the fair value of an internal reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and the second step is unnecessary. If the carrying value of the reporting unit exceeds its fair value, a second test is performed to measure the amount of impairment by comparing the carrying amount of the goodwill to a determination of the implied value of the goodwill. If the carrying amount of the goodwill is greater that the implied value, an impairment loss is recognized for the difference. The Company determined that there was no impairment of goodwill as of December 31, 2011 and 2010.

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

The definite-lived intangible assets are recorded at cost less accumulated amortization. Amortization of acquired technology and database is computed using the straight-line method over their expected useful lives, which range from five to six years, and amortization of customer relationships and customer contracts is computed using an accelerated method which reflects the pattern in which the economic benefits derived from the related intangible assets are consumed or utilized.

Impairment of Long-Lived Assets—Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such asset may be impaired. The Company subjects long-lived assets to a test of recoverability based on undiscounted cash flows expected to be generated by such assets while utilized by the Company and cash flows expected from disposition of such assets. If the assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Management determined that there was no impairment of long-lived assets as of December 31, 2011 and 2010.

Treasury Stock—Shares of the Company’s common and preferred stock that are repurchased are recorded as treasury stock at cost and included as a component of stockholders’ equity.

Foreign Currency Translation—The financial statements of the Company’s foreign subsidiaries are translated in accordance with ASC 830-30, Foreign Currency Matters – Translation of Financial Statements. The reporting currency for the Company is the U.S. dollar. The functional currencies of the Company’s subsidiaries in the United Kingdom and Japan are the British Pound Sterling and the Japanese Yen, respectively. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts of the Company’s foreign subsidiaries are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive income (loss) as a separate component of stockholders’ equity. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and accordingly, are recorded directly to the statement of operations. Foreign currency transaction losses are included in general and administrative expenses and were $0.7 million in 2011, $0.6 million in 2010 and $0.5 million in 2009.

Fair Value of Financial Instruments—The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these

MEDIDATA SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

instruments. Fair values of marketable securities are based on unadjusted quoted market prices or pricing models using current market data that are observable either directly or indirectly. Amounts outstanding under long-term debt agreements are considered to be carried at their estimated fair values because they bear interest at rates which approximate market. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized. The fair value of contingent consideration is determined based on the likelihood of contingent earn-out payments.

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

Cash and cash equivalents and restricted cash are deposited with major financial institutions and, at times, such balances with any one financial institution may be in excess of FDIC-insured limits. As of December 31, 2011, $45.4 million in cash and cash equivalents and restricted cash were deposited in excess of FDIC-insured limits.

In 2011, there were no significant customers which exceeded 10% of the Company’s total revenues. As of December 31, 2011 and 2010 and each of the three years in the period ended December 31, 2011, total revenues recognized and total accounts receivable balance due related to the following significant customers are as follows:

	Percentage of Revenues			Percentage of Accounts Receivable
	For the year ended December 31,			As of December 31,
	2011	2010	2009	2011	2010
Customer A	6%	11%	10%	10%	9%
Customer B	8	11	9	1	9
Customer C	7	10	10	2	3

Total (Customers A to C)	21%	32%	29%	13%	21%

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

MEDIDATA SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Segment Information—As defined by ASC 280, Segment Reporting, the Company operates as a single segment, as the chief operating decision maker makes operating decisions and assesses performance based on one single operating unit. The Company recorded revenues in the following geographic areas, based on the country in which revenues were generated and greater than five percent of the total revenues in 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Revenues:
United States of America	$118,024	$106,702	$92,939
Japan	25,208	18,393	15,096
United Kingdom	11,588	13,987	11,970
Switzerland	10,522	8,900	6,306
Other	19,117	18,444	14,089

Total	$184,459	$166,426	$140,400

The following table summarizes long-term assets by geographic area as of December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Long-term assets:
United States of America	$33,697	$23,580	$39,895
United Kingdom	7,906	809	976
Japan	566	675	886

Total	$42,169	$25,064	$41,757

Recently Issued Accounting Pronouncements—In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements that Include Software Elements. ASU No. 2009-14 amends the scoping guidance for software arrangements under ASC 985-605, Software – Revenue Recognition, to exclude tangible products that contain software elements and nonsoftware elements that function together to interdependently deliver the product’s essential functionality. Such tangible products being excluded from ASU No. 2009-14 will instead fall under the scope of ASU No. 2009-13. The FASB also provided several considerations and examples for entities applying this guidance. ASU No. 2009-14 is effective for new or materially modified arrangements in fiscal years beginning on or after June 15, 2010. The Company adopted ASU No. 2009-14 prospectively and concurrently with ASU No. 2009-13 on January 1, 2011 and the adoption of ASU No. 2009-14 did not have a material impact on its consolidated financial statements.

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

MEDIDATA SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments in this ASU generally represent clarification of ASC 820-10, Fair Value Measurements and Disclosures, but also include instances where a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements has changed. This ASU is the result of joint efforts by the FASB and International Accounting Standards Board to develop a single, converged fair value framework and guidance with respect to how to measure fair value and what disclosures to provide about fair value measurements. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011. Early adoption is permitted. The Company will adopt ASU No. 2011-04 on January 1, 2012, and the adoption is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which removes the presentation options contained in ASC 220, Comprehensive Income, and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the format of statement of operations used today, and the second statement would include components of other comprehensive income. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to defer indefinitely the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of ASU No. 2011-05 are effective for interim and annual periods beginning after December 15, 2011, and must be applied retrospectively for all periods presented in the financial statements. Early adoption is permitted. The Company will adopt the applicable provisions of ASU No. 2011-05 on January 1, 2012, and the adoption is not expected to have a material impact on the Company’s consolidated financial statements other than merely a change in its presentation.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, which simplifies how entities test goodwill for impairment. ASU No. 2011-08 permits an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU No. 2011-08 is effective for interim and financial periods beginning after December 15, 2011. Early adoption is permitted. The Company will adopt ASU No. 2011-08 on January 1, 2012, and the adoption is not expected to have a material impact on the Company’s consolidated financial statements.

3. STOCKHOLDERS’ EQUITY

Common Stock—Common stockholders are entitled to one vote for each share of common stock held. Common stockholders may receive dividends if and when the Board of Directors determines at its sole discretion.

Treasury Stock—From time to time, the Company grants nonvested restricted stock awards to its employees pursuant to the terms of the 2009 Long-Term Incentive Plan (the “2009 Plan”). Under the provisions of the 2009 Plan, the plan participants are allowed to cover their income tax withholding obligation through net shares upon the vesting of their restricted shares. On the date of vesting of restricted shares, the Company determines the number of vested shares to be withheld based on their fair value at closing price of the Company’s common stock on the vesting date, which equals to the amount of plan participants’ income tax withholding obligation. Those withheld shares are then held in the Company’s treasury stock at cost for future reissuance. In 2011 and 2010, the Company withheld 76,614 shares at an average price of $22.34 and 25,278 shares at an average price of $16.02, respectively, in connection with the vesting of its restricted stock awards.

MEDIDATA SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

4. MARKETABLE SECURITIES

The Company manages its cash equivalents and marketable securities as a single investment portfolio that is intended to be available to meet the Company’s current cash requirements. Cash equivalents consist principally of investments in money market funds. Marketable securities, which the Company classifies as available-for-sale securities, primarily consist of high quality commercial paper, corporate bonds, U.S. government debt obligations, and bank certificates of deposit. Marketable securities with remaining effective maturities of twelve months or less from the balance sheet date are classified as short-term; otherwise, they are classified as long-term on the consolidated balance sheet. The following table provides the Company’s marketable securities by security type as of December 31, 2011 and 2010 (in thousands):

	As of December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper and corporate bonds	$44,168	$1	$(29)	$44,140
U.S. Treasury and U.S. government agency debt securities	13,122	5	—	13,127
Bank certificates of deposit	5,200	—	(4)	5,196

Total	$62,490	$6	$(33)	$62,463

	As of December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper and corporate bonds	$44,324	$27	$(3)	$44,348
U.S. Treasury and U.S. government agency debt securities	22,569	11	—	22,580
Foreign government fixed income securities	2,548	—	(3)	2,545

Total	$69,441	$38	$(6)	$69,473

Contractual maturities of the Company’s marketable securities as of December 31, 2011 and 2010 are summarized as follows (in thousands):

	As of December 31, 2011		As of December 31, 2010
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in one year or less	$62,490	$62,463	$69,441	$69,473

The following table provides the fair market value and the gross unrealized losses of the Company’s marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by security type as of December 31, 2011 and 2010 (in thousands):

	In Loss Position for Less than 12 Months
	As of December 31, 2011		As of December 31, 2010
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper and corporate bonds	$24,868	$(29)	$5,713	$(3)
Bank certificates of deposit	5,196	(4)	—	—
Foreign government fixed income securities	—	—	2,545	(3)

Total	$30,064	$(33)	$8,258	$(6)

MEDIDATA SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

None of the Company’s marketable securities has been in a continuous unrealized loss position for more than twelve months as of December 31, 2011 and 2010.

At December 31, 2011, the Company had an insignificant amount of gross unrealized losses primarily due to a decrease in the fair value of certain corporate bonds and bank certificates of deposit. The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include:

•	the length of time and extent to which fair value has been lower than the cost basis;

•	the financial condition, credit quality and near-term prospects of the investee; and

•	whether it is more likely than not that the Company will be required to sell the security prior to recovery.

As the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company has determined that the gross unrealized losses on such investments at December 31, 2011 are temporary in nature. Accordingly, the Company did not consider that its investments in marketable securities were other-than-temporarily impaired as of December 31, 2011.

During 2011 and 2010, the Company recorded an insignificant amount of net realized gains or losses from the sale of marketable securities. In 2009, the Company did not dispose any of its marketable securities since the Company began to invest in October 2009 and therefore no realized gains or losses were recognized.

5. FAIR VALUE

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

MEDIDATA SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Financial assets (excluding cash balances) measured at fair value on a recurring basis as of December 31, 2011 and 2010 are summarized as follows (in thousands):

	As of December 31, 2011				As of December 31, 2010
	Fair Value Measurement Using				Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$28,637	$—	$—	$28,637	$4,556	$—	$—	$4,556
Commercial paper	—	—	—	—	—	3,899	—	3,899

Total cash equivalents	28,637	—	—	28,637	4,556	3,899	—	8,455

Commercial paper and corporate bonds	—	44,140	—	44,140	—	44,348	—	44,348
U.S. Treasury and U.S. government agency debt securities	5,510	7,617	—	13,127	13,051	9,529	—	22,580
Bank certificates of deposit	—	5,196	—	5,196	—	—	—	—
Foreign government fixed income securities	—	—	—	—	—	2,545	—	2,545

Total marketable securities	5,510	56,953	—	62,463	13,051	56,422	—	69,473

Total financial assets	$34,147	$56,953	$—	$91,100	$17,607	$60,321	$—	$77,928

Liabilities:
Contingent consideration	$—	$—	$1,522	$1,522	$—	$—	$—	$—

The Company’s financial assets that are measured at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy. Investments in money market funds and U.S. Treasury debt securities have been classified as Level 1 since these securities are valued based upon $1.00 net asset value per share or unadjusted quoted prices in active markets. Investments in commercial paper, corporate bonds, U.S. government agency debt securities, foreign government fixed income securities, and bank certificates of deposit have been classified as Level 2 since these securities are valued based on quoted prices in less active markets or significant inputs which are directly or indirectly observable. The valuation techniques used to measure the fair values of corporate bonds, U.S. government agency debt securities, foreign government fixed income securities, and bank certificates of deposit were derived from the inputs of market prices from multiple sources at each reporting period. The fair value was then determined based on a consensus price or a weighted average price for each security. For the remaining financial assets classified as Level 2, substantially all of the securities had a short maturity within one year with high credit ratings. Therefore, the valuation techniques used to measure the fair values were primarily derived from accretion of purchase price to its face value over the term of maturity or quoted market prices for similar instruments if available. During 2011 and 2010, there were no transfers of financial assets between Level 1 and Level 2.

The contingent consideration associated with acquisition-related earn-out payments (as described in Note 6, “Acquisition”) is classified as Level 3. The fair value of the contingent consideration was estimated by applying the income approach. That measure is based on significant inputs that are not observable in the market. The significant inputs in the Level 3 measurement not supported by market activity included the Company’s probability assessments of expected future cash flows associated with its related acquisition during the earn-out

MEDIDATA SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

payments measurement period, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the purchase agreement.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2011 (in thousands):

Contingent Consideration
Balance at January 1, 2011	$—
Contingent consideration—acquisition	1,819
Due to sellers (included in accrued expenses and other)	(520)
Change in fair value	223

Balance at December 31, 2011	$1,522

For the year ended December 31, 2011, the Company recorded an adjustment of $0.2 million to the contingent consideration obligation as a result of the recurring measurement of its fair value at each reporting period. This fair value adjustment was recorded in general and administrative expenses in the Company’s consolidated financial statements.

The carrying amounts of all other current financial assets and current financial liabilities reflected in the consolidated balance sheets approximate fair value due to their short-term nature. The Company does not have non-financial assets or liabilities that have been measured at fair value on a nonrecurring basis during the year ended December 31, 2011.

6. ACQUISITION

On July 1, 2011, the Company acquired Clinical Force Limited (“Clinical Force”), a UK-based provider of SaaS clinical trial management systems (“CTMS”). With this acquisition, the Company expanded its service offerings to include a clinical trial management solution, which enables customers to reduce the financial and operational management burden of clinical trials, streamline clinical processes, and increase visibility to timely information that enhances governance and decision making.

The Company combined Clinical Force into its single operating segment. The Company’s results for the year ended December 31, 2011 include the operations of Clinical Force since the date of acquisition. The Company does not consider the acquisition significant to its consolidated results of operations and therefore the related pro forma information related to revenues and earnings has not been presented. Revenues and earnings related to Clinical Force for the year ended December 31, 2011 were insignificant.

The Company acquired all outstanding shares of Clinical Force and the acquisition was accounted for using the purchase method of accounting. The purchase price was allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the date of the acquisition. The purchase price consisted of cash consideration of $5.2 million paid by the Company at closing, plus additional performance-based earn out payments of up to $2.6 million. Of the cash payment at closing, $4.4 million was paid to the sellers at the closing date and $0.8 million was held in an escrow account and will be released on the first anniversary of the acquisition pursuant to the terms of the purchase agreement. Of the earn-out payments, the maximum payable amount of $1.7 million will be cash and up to $0.9 million will be paid in the form of promissory notes to be issued to certain sellers by the Company. The earn-out payments are contingent upon the achievement of future billing targets for the CTMS application and will be calculated over three measuring periods beginning at

MEDIDATA SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

December 31, 2011 and continuing for each of the next two calendar years thereafter. This contingent consideration associated with the earn-out payments had an estimated fair value of $1.8 million as of the acquisition date. The following table sets for the components of the purchase price (in thousands).

Cash payment	$5,200
Contingent consideration at fair value at date of acquisition	1,819

Total purchase price	$7,019

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

In connection with this acquisition, the Company acquired intangible assets of $2.1 million and assumed net liabilities of $0.7 million, resulting in recognition of goodwill of $5.6 million, none of which is tax deductible.

In connection with the allocation of the purchase price to the assets acquired and liabilities assumed, the Company identified certain intangible assets with determinable lives. The following table presents the acquired intangible assets, their estimated fair values derived using an income approach (in thousands), and weighted average lives.

	Acquisition Date Fair Value	Weighted Average Useful Lives (years)
Developed/core technology	$1,680	4
Customer relationships	460	6

	$2,140

7. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the two years ended December 31, 2011, are as follows (in thousands).

Balance as of January 1, 2010	$9,799
Activities during 2010	—

Balance as of December 31, 2010	$9,799
Additions related to acquisition	5,557
Foreign currency translation adjustments	(192)

Balance as of December 31, 2011	$15,164

MEDIDATA SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Intangible assets are summarized as follows (in thousands):

	As of December 31, 2011			As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$4,021	$(2,023)	$1,998	$2,400	$(1,340)	$1,060
Database	1,900	(1,441)	459	1,900	(1,060)	840
Customer relationships	2,044	(1,076)	968	1,600	(576)	1,024
Customer contracts	1,600	(1,600)	—	1,600	(1,579)	21

Total	$9,565	$(6,140)	$3,425	$7,500	$(4,555)	$2,945

Annual amortization for the next five years is expected to be as follows (in thousands):

Years ending December 31,
2012	$1,780
2013	798
2014	516
2015	269
2016	44

8. FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment consists of the following (in thousands):

	As of December 31,
	2011	2010
Computer equipment and purchased software	$34,597	$31,927
Leasehold improvements	4,037	3,539
Furniture and fixtures	1,274	1,144

Total furniture, fixtures and equipment	39,908	36,610
Less: accumulated depreciation and amortization	(30,083)	(25,617)

Furniture, fixtures and equipment, net	$9,825	$10,993

Included in furniture, fixtures and equipment, net as of December 31, 2011 and 2010 are computer equipment and purchased software acquired under capital leases of approximately $0.2 million and $0.8 million, respectively, net of related accumulated depreciation of approximately $13.7 million and $14.2 million, respectively. Depreciation and amortization expense for furniture, fixtures and equipment, including assets acquired under capital leases, was $6.2 million in 2011, $7.7 million in 2010 and $8.8 million in 2009. Depreciation of assets acquired under capital leases was $0.7 million in 2011, $2.4 million in 2010 and $5.2 million in 2009.

9. DEBT

In September 2008, the Company entered into a new senior secured credit facility (“Credit Facility”) with an unrelated lender that included a $15.0 million term loan (“Term Loan”), which was fully drawn at closing, and a $10.0 million revolving credit line (“Revolving Credit Line”), all of which was undrawn at inception. The Credit

MEDIDATA SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Facility was secured effectively by all of the assets of the Company. Proceeds of the Term Loan were used to repay all outstanding term notes of $11 million, and the remaining $4.0 million was used for general corporate purposes. The Credit Facility matures in September 2013 and the outstanding principal of the Term Loan amortized in quarterly installments of $375 thousand that began on March 31, 2009 up through the date of maturity at which time a lump sum payment of any remaining unpaid balance would be due.

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

Since the Second Modification did not amend the total amount of the $10.0 million Revolving Credit Line nor change the remaining term, the Company concluded that the borrowing capacity remained unchanged after the amendment. As a result, the $21 thousand of new debt issuance costs incurred from the Second Modification have been deferred and amortized together with the existing unamortized debt issuance costs over the remaining

MEDIDATA SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

term of the Credit Facility in accordance with ASC 470-50-40-21. As of December 31, 2011, the remaining unamortized balance was approximately $0.1 million and is classified in other assets on the accompanying consolidated balance sheet.

Except for the $0.2 million reduction of the available amount primarily due to a standby letter of credit issued in connection with the office lease executed under the Credit Facility, the Revolving Credit Line remains undrawn. As of December 31, 2011, approximately $9.8 million of the Revolving Credit Line under the Credit Facility, as amended, was still available for future borrowings.

Due to the lock-box arrangement and the subjective acceleration clause contained in the agreement of Credit Facility, as amended, borrowings, if any, under the Revolving Credit Line will be classified as a current liability in accordance with ASC 470-10-45-5, Classification of Revolving Credit Agreements Subject to Lock-Box Arrangement and Subjective Acceleration Clauses.

The following table summarizes the interest expense incurred on long-term debt for the three years ended December 31, 2011 (in thousands):

	2011	2010	2009
Term Loan	$—	$—	$533
Term Loan prepayment termination fees	—	—	429
Unused Revolving Credit Line fee	37	44	51

Total	$37	$44	$1,013

10. CAPITAL LEASES

The Company leases certain equipment under noncancelable capital lease agreements which provide for total future minimum annual lease payments as follows (in thousands):

Years ending December 31,
2012	$120
2013	51
2014	51
2015	39

Total minimum lease payments	261
Less amount representing interest	(11)

Present value of net minimum capital lease payments	250
Less current portion	(114)

Capital lease obligations, excluding current portion	$136

11. STOCK-BASED COMPENSATION

In 2000, the Company adopted the 2000 Stock Option Plan (the “2000 Plan”) under which 0.5 million shares of the Company’s common stock were reserved for issuance to employees, directors, consultants and advisors. Since such date, the Company had amended the 2000 Plan to provide for approximately 3.9 million authorized shares. Options granted under the 2000 Plan may be incentive stock options, nonqualified stock options or nonvested restricted stock awards. Incentive stock options may be granted only to employees. The majority of the options are vested 25% one year from the grant date and 75% ratably over the next three years

MEDIDATA SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

and expire after ten years. Stock options were issued at the current estimated market price on the date of the grant. Prior to the Company’s IPO in June 2009, the Company used an independent third-party specialist to perform the valuation of its common stock as part of the stock options valuation. Following the IPO, the Company does not intend to grant any additional stock options under the 2000 Plan.

In May 2009, the Company adopted the 2009 Plan which became effective upon the completion of the IPO in June 2009. The 2009 Plan is a comprehensive incentive compensation plan under which the Company can grant equity-based and other incentive awards to employees, directors, consultants and advisors. A total of 2.5 million shares of common stock are reserved for issuance under the 2009 Plan which may be in the form of stock options, nonvested restricted stock awards and other forms of stock-based incentives, including stock appreciation rights and deferred stock rights. Stock option awards are issued with an exercise price equal to the current market price on the date of the grant and vest monthly over four years. During the restriction period, nonvested restricted stock awards are not eligible for disposition but entitle the holder to all rights of a holder of common stock, including dividends and voting rights. Nonvested restricted stock awards and their associated dividends are subject to forfeiture under certain circumstances.

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

The Company accounts for the stock-based compensation in accordance with ASC 718. For the three years ended December 31, 2011, the components of stock-based compensation expense were summarized in the following table (in thousands):

	2011	2010	2009
Stock options	$4,238	$4,128	$4,063
Nonvested restricted stock awards	4,582	2,366	667

Total stock-based compensation	$8,820	$6,494	$4,730

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	2011	2010	2009
Expected volatility	50%	60%	63%
Expected life	6 years	6 years	6 years
Risk-free interest rate	1.76%	2.47%	2.53%
Dividend yield	—	—	—

MEDIDATA SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The following table summarizes the activity under the stock option plans as of December 31, 2011, and changes during the year then ended (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	2,384	$11.33
Granted	467	21.07
Exercised	(433)	8.02
Forfeited	(39)	18.46
Expired	(24)	16.47

Outstanding at December 31, 2011	2,355	$13.70	6.63	$19,361

Exercisable at December 31, 2011	1,535	$11.39	5.54	$15,959

Vested and expected to vest at December 31, 2011	2,311	$13.60	6.58	$19,212

The weighted-average grant-date fair value of stock options granted during 2011, 2010 and 2009 was $10.38, $8.75 and $8.60, respectively. The total intrinsic value of stock options exercised during 2011, 2010 and 2009 was $6.2 million, $10.2 million and $3.6 million, respectively.

The following table summarizes the status of the Company’s nonvested restricted stock awards as of December 31, 2011, and changes during the year then ended (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant- Date Fair Value
Nonvested at January 1, 2011	731	$14.99
Granted	479	23.22
Vested	(213)	14.89
Forfeited	(36)	17.49

Nonvested at December 31, 2011	961	$19.02

As of December 31, 2011, there was a total of $22.8 million of unrecognized compensation cost related to all non-vested stock-based compensation awards granted, as recorded in accordance with ASC 718. This cost is expected to be recognized over a weighted-average remaining period of 2.68 years for stock options and 2.89 years for nonvested restricted stock awards. The total fair value of shares vested during 2011, 2010 and 2009 was $9.1 million, $5.4 million and $4.4 million, respectively.

12. EARNINGS PER SHARE

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

MEDIDATA SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share for the three years ended December 31, 2011 are shown in the following table (in thousands, except per share data):

	2011	2010	2009
Numerator
Numerator for basic earnings per share:
Net income	$39,398	$22,817	$5,182
Preferred stock dividends and accretion	—	—	(243)

Net income available to common stockholders	39,398	22,817	4,939

Numerator for diluted earnings per share:
Effect of dilutive preferred stock	—	—	243

Net income available to common stockholders with assumed conversion	$39,398	$22,817	$5,182

Denominator
Denominator for basic earnings per share:
Weighted average common shares outstanding	23,646	22,958	14,864
Denominator for diluted earnings per share:
Dilutive potential common shares:
Preferred stock	—	—	4,470
Stock options	760	953	1,372
Nonvested restricted stock awards	251	151	30

Weighted average common shares outstanding with assumed conversion	24,657	24,062	20,736

Basic earnings per share	$1.67	$0.99	$0.33

Diluted earnings per share	$1.60	$0.95	$0.25

Total number of anti-dilutive shares of stock options and nonvested stock excluded from calculation of diluted earnings per share	486	1,130	1,079

13. INCOME TAXES

The components of income tax expense (benefit) for the three years ended December 31, 2011 are as follows (in thousands):

	2011	2010	2009
Current expense:
Federal and state	$4,509	$237	$1,386
Foreign	751	799	717

Current expense	5,260	1,036	2,103

Deferred (benefit) expense:
Federal and state	3,355	8,143	2,211
Foreign	(124)	24	66
Valuation allowance	(24,924)	(8,298)	(2,521)

Deferred (benefit) expense	(21,693)	(131)	(244)

Total income tax (benefit) expense	$(16,433)	$905	$1,859

MEDIDATA SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate to the income before provision for income taxes is as follows (in thousands):

	2011	2010	2009
Tax computed at federal statutory rate	$8,038	$8,303	$2,394
Increase (decrease) in income taxes resulting from:
Valuation allowance	(24,558)	(8,493)	(2,551)
U.S. R&D tax credit	(2,516)	—	—
Recognition of uncertain tax position	342	—	—
Stock-based compensation	353	198	639
Undistributed earnings from foreign subsidiaries	665	623	543
State tax expense, net of federal benefit	1,026	324	440
Prior year amended federal tax return	—	(263)	—
Non-deductible bonuses	184	201	217
Non-deductible items	(6)	14	160
Foreign tax rate differential	39	(2)	17

Total income tax (benefit) expense	$(16,433)	$905	$1,859

As of December 31, 2011 and 2010, the components of deferred tax assets (liabilities) are as follows (in thousands):

	As of December 31,
	2011	2010
Assets:
Net operating loss carryforwards	$5,804	$13,114
Deferred revenue	10,603	8,596
Depreciable and amortizable assets	5,502	4,382
U.S. R&D tax credit	1,040	—
Foreign tax credit	2,962	2,940
Stock based compensation	4,056	3,007
Other	2,396	2,239

Gross deferred tax assets	32,363	34,278

Liabilities:
Depreciable and amortizable assets	(6,803)	(5,251)
Management fee	(358)	(404)
Foreign exchange translation	(144)	(143)
Other	(292)	(199)

Gross deferred tax liabilities	(7,597)	(5,997)

Less: valuation allowance	(2,962)	(27,886)

Net deferred tax assets	$21,804	$395

Net current deferred tax assets	$10,896	$3,731
Net long-term deferred tax assets	11,581	116
Net current deferred tax liabilities (included in accrued expenses and other)	(44)	(34)
Net long-term deferred tax liabilities	(629)	(3,418)

Net deferred tax assets	$21,804	$395

MEDIDATA SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Income before provision for income taxes by jurisdiction is as follows (in thousands):

	2011	2010	2009
U.S. income	$21,731	$21,966	$5,440
Non-U.S. income	1,234	1,756	1,601

Total income before provision for income taxes	$22,965	$23,722	$7,041

In the fourth quarter of 2011, the Company determined that it was more likely than not that it will realize the benefit from the majority of its deferred tax assets. As a result, the Company recorded a $24.9 million reduction in valuation allowance, including a $19.0 million one-time tax benefit from the reversal of valuation allowance on the majority of the Company’s net deferred tax assets. As of December 31, 2011, the Company continued to maintain a valuation allowance against its $3.0 million deferred tax asset associated with foreign tax credits as its future utilization remains uncertain. The net change in the valuation allowance was a decrease of $8.3 million in 2010 and a decrease of $2.5 million in 2009, due primarily to the utilization of net operating loss carryforwards.

As of December 31, 2010, the Company had domestic net deferred tax assets of approximately $0.4 million, primarily related to the federal alternative minimum tax credit carryforwards, which were subject to limitations on their utilization. As these credits were not subject to expiration, the Company believed it was more likely than not that such tax benefit would be realized and therefore no valuation allowance was recorded.

As of December 31, 2011 and 2010, the Company had approximately $13.2 million and $40.9 million, respectively, of federal net operating loss carryforwards (“Federal NOL”) available to offset future taxable income expiring from 2018 through 2028. The Federal NOL as of December 31, 2010 included $9.7 million attributable to the excess tax deductions on stock option activity which was not included in the recorded deferred tax assets as of December 31, 2010. Such tax benefit of this deduction was recognized in 2011 through additional paid-in capital. The Company also had net operating loss carryforwards for state and local income tax purposes available to offset future state and local taxable income. The total amount of state and local net operating loss carryforwards in aggregate was $24.0 million and $67.9 million as of December 31, 2011 and 2010, respectively, expiring from 2018 through 2028. Certain net operating loss carryforwards are subject to limitations under Section 382 of the Internal Revenue Code (“Section 382”). As a result of certain realization requirements of ASC 718, the table of deferred tax assets and liabilities shown above does not include deferred tax assets related to certain tax credits as of December 31, 2011, the use of which was postponed by tax deductions related to equity compensation in excess of compensation recognized for financial reporting.

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

During the fourth quarter of 2010, the Company completed a tax analysis which enabled the Company to increase its Section 382 limitation. Pursuant to the Internal Revenue Service (“IRS”) guidance, the Company was entitled to an increase in Section 382 limitation by assuming a deemed sale of assets, which was calculated based on a valuation of all of the Company’s assets and liabilities. Based upon the completion of such valuation, the Company was able to increase its Section 382 limitation by an additional $17 million.

MEDIDATA SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The Company recorded its unrecognized tax benefits in accrued expenses and other on the accompanying consolidated balance sheet. The aggregate changes in the balance of the Company’s gross unrecognized tax benefits for the three years ended December 31, 2011 are as follows (in thousands):

	2011	2010	2009
Gross unrecognized tax benefits as of beginning of period	$—	$151	$—
Increases based on tax positions related to the current year	521	—	—
Increases related to tax positions from prior fiscal years	1,588	—	151
Settlements with tax authority	—	(151)	—

Total gross unrecognized tax benefits as of end of period	$2,109	$—	$151

As of December 31, 2011, there was $2.1 million of unrecognized benefits that would affect the Company’s effective tax rate, if recognized. The Company paid a total of $0.2 million, which included interest and penalties, to the state of Texas with the amended income tax returns filed in July 2010. As a result, the entire balance of unrecognized tax benefits was reversed during the year ended December 31, 2010.

The Company recognizes accrued interest and penalties, if any, related to uncertain tax positions through income tax expense. The aggregate amounts of recognized interest and penalties for each of the three years ended December 31, 2011 and accrued interest and penalties as of December 31, 2011 and 2010 were not significant. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position during the next twelve months. The Company’s federal income tax returns for the 2002 through 2010 tax years remain open to examination by the IRS in their entirety, except for its 2007 tax return which examination by the IRS was completed in 2010 and no adjustment to the tax return was proposed by the IRS. In addition, the Company’s state income tax returns for the 2002 through 2010 tax years also remain open to examination by state taxing authorities.

14. COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company leases certain equipment and office space under noncancelable operating lease agreements which provide for total future minimum annual lease payments as follows:

Years ending December 31,
2012	$4,236
2013	3,098
2014	1,299
2015	1,314
2016	466
Thereafter	264

Total minimum lease payments	$10,677

Rent expense was approximately $4.1 million in 2011, $3.9 million in 2010 and $3.6 million in 2009. The Company had several outstanding standby letters of credit issued in connection with office leases in the amount of $0.4 million and $0.7 million as of December 31, 2011 and 2010, respectively. These standby letters of credit were fully collateralized with restricted cash and Revolving Credit Line as of December 31, 2011 and 2010.

401(k) Plan—The Company has a pre-tax savings and profit sharing plan (the “Plan”) under Section 401(k) of the Internal Revenue Code (the “Code”) for substantially all employees. Under the Plan, eligible employees

MEDIDATA SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

are able to contribute up to 15% of their compensation not to exceed the maximum IRS annual deferral amount. The Company provides a 50% match of the first 4% of eligible compensation contributed each period by the employees. The maximum match by the Company is 2% of such eligible compensation. The Company incurred expense of $0.9 million, $0.8 million and $0.7 million relating to matching contributions in 2011, 2010 and 2009, respectively.

Legal Matters—The Company is subject to legal proceedings and claims which arise in the ordinary course of business. From time to time, third parties have asserted and may in the future assert intellectual property rights to technologies that are important to the Company’s business and have demanded and may in the future demand that the Company license their technology. The Company records an estimated liability for these matters when an adverse outcome is considered to be probable and can be reasonably estimated. Although the outcome of the litigation cannot be predicted with certainty and some lawsuits, claims, or proceedings may be disposed of unfavorably to the Company, which could materially and adversely affect its financial condition or results of operations, the Company does not believe that it is currently a party to any material legal proceedings.

In 2006, it was claimed that certain applications offered to the Company’s customers potentially infringed on intellectual property rights held by a Datasci, LLC (“Datasci”). As a result of negotiations with Datasci, the Company entered into a license and settlement agreement in June 2007, pursuant to which the Company licensed the intellectual property held by Datasci for use in its future sales to customers and settled all past infringement claims. The Company paid a settlement amount of $2.2 million to Datasci in 2007. In June 2009, Datasci initiated a lawsuit against the Company claiming breach of contract. The complaint includes allegations that the Company has failed to pay unspecified royalties relating to sales of the Company’s products. The Company believes that the allegations in this lawsuit are without merit. The Company filed an answer in July 2009, denying all material allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims for a declaratory judgment that no royalties are owed with respect to sales of the Company’s products, as well as a counterclaim for Datasci’s breach of the license and settlement agreement. Datasci also filed patent infringement lawsuits against two of the Company’s customers. See “Indemnification” below for additional information.

On December 13, 2011, as a result of further negotiations, the Company entered into a second settlement agreement with Datasci. The settlement terminates and rescinds the prior license and settlement agreement, provides for mutual release and dismissal of all actions between the parties, and provides the Company with a non-exclusive, fully paid perpetual license to utilize the patent at issue. Under the settlement, the Company agreed to make a one-time lump sum payment to Datasci in the amount of $6.3 million to settle the claim. Prior to negotiation of the settlement agreement, the probable outcome of this litigation had remained uncertain, as the case was in the early stages and a trial date had not been set. The Company had consequently been unable to reasonably estimate the amount or range of potential loss, if any, associated with this litigation. As a result, in accordance with ASC 450, Contingencies, the Company did not record a liability until the date of the settlement, when the amount of loss was determined. The related payment was made on December 16, 2011.

Pursuant to ASC 350, the Company reviewed the attributes of the patent license obtained and determined that this license has neither a fair value nor a useful life, based on the following factors:

•

Since the time of the 2007 settlement, the Company has maintained that Datasci’s allegations were without merit, and the license obtained in connection with the 2011 settlement was negotiated only to provide the Company with the freedom and flexibility to operate its business without fear of additional litigation with Datasci.

•	The Company has not subsequently developed or sold any products which infringe upon Datasci’s intellectual property rights.

MEDIDATA SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

•

The Company is not currently developing any products which it believes utilize the technology contained in Datasci’s intellectual property rights, and accordingly, the patent license is not expected to contribute in any way to the Company’s future cash flows or results of operations

As such, the entire settlement amount of $6.3 million has been included in the Company’s consolidated results of operations for the year ended December 31, 2011.

In 2006, a former employee of the Company made a claim seeking compensation of approximately $1.6 million in relation to a wrongful dismissal lawsuit. Subsequently, the claim was reduced to approximately $1.4 million as of December 31, 2008. The court rendered its decision in January 2009, which awarded approximately $0.1 million to the plaintiff. The plaintiff filed a notice of appeal in September 2009. As of December 2009, the Company had an accrual of approximately $0.7 million associated with this claim which was included in accrued payroll and other compensation on the accompanying consolidated balance sheets. This accrual was denominated in Euros, the same currency as the claim, thus its balance was subject to foreign exchange fluctuations. In December 2010, the Company reached an agreement with the plaintiff and agreed to pay approximately $0.3 million to fully settle this lawsuit and $0.2 million associated with the related payroll obligation. As a result, the Company recorded a gain of approximately $0.1 million in the fourth quarter of 2010. The settlement amount was paid in December 2010 and the payroll tax obligation was subsequently paid in January 2011.

On March 4, 2011, DataTrak International, Inc. filed a complaint for alleged patent infringement against the Company in DataTrak International v. Medidata Solutions, C.A. No. 1:11-cv-00458 in the U.S. District Court for the Northern District of Ohio. The complaint asserts infringement of U.S. Patent No. 7,464,087 (the “’087 Patent”), which claims a method and system for unifying data from a variety of sources. The complaint asserts that the Company infringes the patent owned without providing any details concerning the alleged infringement, and it seeks unspecified damages and injunctive relief. On October 28, 2011, the Company filed an application for ex parte reexamination of the ‘087 Patent with the U.S. Patent and Trademark Office (the “PTO”). On December 16, 2011, the PTO issued a non-final rejection of the validity of all claims of the ‘087 Patent. On the same date, the district court granted the Company’s motion to stay the case pending reexamination of the patent-in-suit. The Company believes that it has valid defenses to the lawsuit and intends to defend itself vigorously in the event the stay of the case is lifted. The probability of a favorable or unfavorable outcome to the Company in the event the stay of the case if lifted is unknown and a range of loss, if any, cannot be estimated at this time. As a result, no accrual has been recorded by the Company associated with this litigation.

Indemnification — In 2008, two customers requested that the Company indemnify them in connection with patent infringement lawsuits filed by Datasci, who also filed a lawsuit against the Company in June 2009 as discussed above. The Company agreed to defend and indemnify one of these customers with respect to the allegations, claims, and defenses relating to its use of the Company’s software. As the estimated indemnification obligation concerning this claim was determined to be probable and could be reasonably estimated, the Company had accrued $0.5 million which was included in accrued expenses and other on the accompanying consolidated balance sheet as of December 31, 2009. In March 2010, the Company reached a final agreement with this customer and paid a settlement amount of $0.5 million to fully settle this indemnification obligation. No claims were asserted against the second customer with respect to its use of the Company’s products, and this and other customers will be exempted from future claims as a result of the 2011 settlement with Datasci.

Contractual Warranties — The Company typically provides contractual warranties to its customers covering its product and services. To date, any refunds provided to customers have been immaterial.

Change in Control Agreements — In January 2009, the Company entered into change in control agreements with its chief executive officer and certain other executive officers. These agreements provide for

MEDIDATA SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

payments to be made to such officers upon involuntary termination of their employment by the Company without cause or by such officers for good reason as defined in the agreements, within a two-year period following a change in control. The agreements provide that, upon a qualifying termination event, such officers will be entitled to (a) a severance payment equal to the officer’s base salary plus target bonus amount; (b) continuation of health benefits for 12 months; (c) immediate vesting of any remaining unvested equity awards; and (d) a tax gross up payment under Section 280G of the Internal Revenue Code sufficient to reimburse the officer for 50% of any excise tax payable as a result of any termination payments following a change in control, if applicable. In March 2012, the Company amended the agreements with its named executive officers to eliminate the 280G gross-up.

15. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

The following table presents the Company’s unaudited selected quarterly financial data for 2011 and 2010 (in thousands, except for share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the fiscal year 2011:
Total revenues	$40,757	$50,202	$46,305	$47,195
Gross profit	27,669	36,846	32,802	34,311
Operating income	3,474	10,723	7,568	792
Net income	3,186	9,997	7,482	18,733
Earnings per share:
Basic	$0.14	$0.42	$0.32	$0.79
Diluted	$0.13	$0.40	$0.31	$0.76
For the fiscal year 2010:
Total revenues	$37,642	$40,313	$41,102	$47,369
Gross profit	25,066	27,494	27,894	33,725
Operating income	2,944	4,408	6,046	9,909
Net income	1,864	2,965	4,664	13,324
Earnings per share:
Basic	$0.08	$0.13	$0.20	$0.57
Diluted	$0.08	$0.13	$0.20	$0.55

MEDIDATA SOLUTIONS, INC.

Exhibits and Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts

The allowance for doubtful accounts as of December 31, 2011 and 2010 was $0.9 million and $0.3 million, respectively. The table below details the activity in the account for the three years ended December 31, 2011 (in thousands):

	2011	2010	2009
Balance at beginning of period	$308	$197	$309
Charged to costs and expenses	410	150	—
Charged to other accounts	225	—	—
Deductions	(61)	(39)	(112)

Balance at end of period	$882	$308	$197