Form 10-Q
period 2012-03-31
Medidata Solutions, Inc.
filed 2012-05-04
CIK 1453814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012, the registrant had 25,227,009 shares of common stock outstanding.

MEDIDATA SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended March 31, 2012

- i -

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

MEDIDATA SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Amounts in thousands, except per share data)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$58,387	$45,214
Marketable securities	52,840	62,463
Accounts receivable, net of allowance for doubtful accounts of $1,015 and $882, respectively	30,727	22,970
Prepaid commission expense	2,011	1,743
Prepaid expenses and other current assets	4,761	4,380
Deferred income taxes	10,612	10,896

Total current assets	159,338	147,666
Restricted cash	388	388
Furniture, fixtures and equipment, net	9,370	9,825
Goodwill	15,330	15,164
Intangible assets, net	3,040	3,425
Deferred income taxes- long-term	11,578	11,581
Other assets	1,673	1,786

Total assets	$200,717	$189,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,994	$3,861
Accrued payroll and other compensation	5,806	9,854
Accrued expenses and other	6,337	5,886
Deferred revenue	56,834	51,225
Capital lease obligations	78	114

Total current liabilities	71,049	70,940

Noncurrent liabilities:
Deferred revenue, less current portion	13,168	12,037
Deferred tax liabilities	612	629
Capital lease obligations, less current portion	142	136
Other long-term liabilities	2,013	1,976

Total noncurrent liabilities	15,935	14,778

Total liabilities	86,984	85,718

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $0.01 per share; 100,000 shares authorized, 25,374 and 25,053 shares issued; 25,205 and 24,888 shares outstanding, respectively	253	250
Additional paid-in capital	143,187	137,556
Treasury stock, 169 and 165 shares, respectively	(2,236)	(2,186)
Accumulated other comprehensive loss	(100)	(362)
Accumulated deficit	(27,371)	(31,141)

Total stockholders’ equity	113,733	104,117

Total liabilities and stockholders’ equity	$200,717	$189,835

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Revenues
Application services	$38,396	$33,405
Professional services	11,963	7,352

Total revenues	50,359	40,757
Cost of revenues(1)(2)
Application services	7,484	7,142
Professional services	7,131	5,946

Total cost of revenues	14,615	13,088
Gross profit	35,744	27,669
Operating costs and expenses:
Research and development(1)	9,955	7,162
Sales and marketing(1)(2)	10,383	7,947
General and administrative(1)	9,290	9,086

Total operating costs and expenses	29,628	24,195

Operating income	6,116	3,474
Interest and other income (expense):
Interest expense	(21)	(36)
Interest income	71	88
Other income, net	—	28

Total interest and other income, net	50	80

Income before income taxes	6,166	3,554
Provision for income taxes	2,396	368

Net income	$3,770	$3,186

Earnings per share:
Basic	$0.16	$0.14

Diluted	$0.15	$0.13

Weighted average common shares outstanding:
Basic	24,017	23,411
Diluted	24,842	24,799

(1)Stock-based compensation expense included in cost of revenues and operating costs and expenses is as follows:
Cost of revenues	$295	$236
Research and development	192	120
Sales and marketing	564	415
General and administrative	1,103	969

Total stock-based compensation	$2,154	$1,740

(2)Amortization of intangible assets included in cost of revenues and operating costs and expenses is as follows:
Cost of revenues	$318	$237
Sales and marketing	129	124

Total amortization of intangible assets	$447	$361

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Net income	$3,770	$3,186
Other comprehensive income, net of tax:

Foreign currency translation adjustments	255	93
Unrealized gain (loss) on marketable securities, net of tax expense of $4 and none, respectively	7	(18)

Other comprehensive income	262	75

Comprehensive income	$4,032	$3,261

MEDIDATA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$3,770	$3,186
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,994	2,022
Stock-based compensation	2,154	1,740
Amortization of discounts or premiums on marketable securities	317	245
Deferred income taxes	272	14
Amortization of debt issuance costs	15	15
Excess tax benefit associated with equity awards	(1,264)	—
Contingent consideration adjustment	80	—
Changes in operating assets and liabilities:
Accounts receivable	(5,758)	4,586
Prepaid commission expense	(321)	(23)
Prepaid expenses and other current assets	(97)	162
Other assets	(133)	(446)
Accounts payable	(1,438)	68
Accrued payroll and other compensation	(4,048)	(6,946)
Accrued expenses and other	2,107	466
Deferred revenue	4,941	700
Other long-term liabilities	(43)	(29)

Net cash provided by operating activities	2,548	5,760

Cash flows from investing activities:
Purchases of furniture, fixtures and equipment	(1,821)	(495)
Purchases of available-for-sale securities	(20,440)	(21,909)
Proceeds from sale of available-for-sale securities	29,757	36,567

Net cash provided by investing activities	7,496	14,163

Cash flows from financing activities:
Proceeds from exercise of stock options	2,216	824
Excess tax benefit associated with equity awards	1,264	—
Payment of acquisition-related earn-out	(251)	—
Repayment of obligations under capital leases	(56)	(282)
Acquisition of treasury stock	(50)	—

Net cash provided by financing activities	3,123	542

Net increase in cash and cash equivalents	13,167	20,465
Effect of exchange rate changes on cash and cash equivalents	6	29
Cash and cash equivalents — Beginning of period	45,214	16,025

Cash and cash equivalents — End of period	$58,387	$36,519

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$12	$20

Income taxes	$940	$611

Noncash activities:
Furniture, fixtures and equipment acquired through capital lease obligations	$26	$—

Furniture, fixtures, and equipment acquired but not yet paid for at period-end	$137	$870

Issuance of notes payable in connection with acquisition-related earn-out payments	$171	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	ORGANIZATION

Medidata Solutions, Inc. (the “Company”) provides cloud-based clinical technology solutions that enhance the efficiency of its customers’ clinical development processes. The Company’s solutions allow its customers to increase the value of their clinical development by more efficiently and effectively designing, planning and managing key aspects of the clinical trial process, including study and protocol design, trial planning and budgeting, site negotiation, clinical portal, trial management, randomization and trial supply management, clinical data capture and management, safety events capture, medical coding, clinical business analytics, and data flow and interoperability among multiple trial applications.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Except to the extent updated or described below, the Company’s significant accounting policies as of March 31, 2012 are the same as those at December 31, 2011, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 13, 2012.

Basis of Presentation — The accompanying interim condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011, the condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011, the condensed consolidated statements of comprehensive income for the three months ended March 31, 2012 and 2011, and the condensed consolidated statements of cash flows for the three months ended March 31, 2012 and 2011 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the SEC for interim financial reporting. Accordingly, certain information and footnote disclosures have been condensed or omitted pursuant to SEC rules that would ordinarily be required by GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto for the fiscal year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2012.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments consisting of normal recurring accruals considered necessary to present fairly the Company’s financial position as of March 31, 2012, results of its operations for the three months ended March 31, 2012 and 2011, comprehensive income for the three months ended March 31, 2012 and 2011, and cash flows for the three months ended March 31, 2012 and 2011. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Income Taxes — The Company uses the asset and liability method of accounting for income taxes, as prescribed by Accounting Standards Codification (“ASC”) 740, Income Taxes, which recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

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

Segment Information — As defined by ASC 280, Segment Reporting, the Company operates as a single segment, as the chief operating decision maker makes operating decisions and assesses performance based on one single operating unit. The Company recorded revenues in the following geographic areas, based on the country in which revenues were generated and greater than five percent of the total revenues for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenues:
United States of America	$32,902	$24,789
Japan	7,317	5,630
Switzerland	2,891	2,208
United Kingdom	2,141	3,645
Other	5,108	4,485

Total	$50,539	$40,757

The following table summarizes long-term assets by geographic area as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Long-term assets:
United States of America	$32,890	$33,697
United Kingdom	7,995	7,906
Japan	494	566

Total	$41,379	$42,169

Recently Issued Accounting Pronouncements — In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU generally represent clarification of ASC 820-10, Fair Value Measurements and Disclosures, but also include instances where a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements has changed. This ASU is the result of joint efforts by the FASB and International Accounting Standards Board to develop a single, converged fair value framework and guidance with respect to how to measure fair value and what disclosures to provide about fair value measurements. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company adopted ASU No. 2011-04 on January 1, 2012 and the adoption did not have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which removes the presentation options contained in ASC 220, Comprehensive Income, and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the format of statement of operations used today, and the second statement would include components of other comprehensive income. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to defer indefinitely the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of ASU No. 2011-05 are effective for interim and annual periods beginning after December 15, 2011, and must be applied retrospectively

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

for all periods presented in the financial statements. The Company adopted the applicable provisions of ASU No. 2011-05 on January 1, 2012. The adoption did not have a material impact on its consolidated financial statements other than merely a change in their presentation.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, which simplifies how entities test goodwill for impairment. ASU No. 2011-08 permits an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU No. 2011-08 is effective for interim and annual reporting periods beginning after December 15, 2011, with early adoption permitted. The Company adopted ASU No. 2011-08 on January 1, 2012 and the adoption did not have a material impact on its consolidated financial statements.

3.	MARKETABLE SECURITIES

The Company manages its cash equivalents and marketable securities as a single investment portfolio that is intended to be available to meet the Company’s current cash requirements. Cash equivalents consist principally of investments in money market funds. Marketable securities, which the Company classifies as available-for-sale securities, primarily consist of high quality commercial paper, corporate bonds, U.S. government debt obligations, and bank certificates of deposit. Marketable securities with remaining effective maturities of twelve months or less from the balance sheet date are classified as short-term; otherwise, they are classified as long term on the consolidated balance sheet. The following table provides the Company’s marketable securities by security type as of March 31, 2012 and December 31, 2011 (in thousands):

	As of March 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper and corporate bonds	$44,648	$5	$(20)	$44,633
U.S. Treasury and U.S. government agency debt securities	3,009	1	—	3,010
Bank certificates of deposit	5,200	—	(3)	5,197

Total	$52,857	$6	$(23)	$52,840

	As of December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper and corporate bonds	$44,168	$1	$(29)	$44,140
U.S. Treasury and U.S. government agency debt securities	13,122	5	—	13,127
Bank certificates of deposit	5,200	—	(4)	5,196

Total	$62,490	$6	$(33)	$62,463

Contractual maturities of the Company’s marketable securities as of March 31, 2012 and December 31, 2011 are summarized as follows (in thousands):

	As of March 31, 2012		As of December 31, 2011
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in one year or less	$52,857	$52,840	$62,490	$62,463

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

The following table provides the fair market value and the gross unrealized losses of the Company’s marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by security type as of March 31, 2012 and December 31, 2011 (in thousands):

	In Loss Position for Less than 12 Months
	As of March 31, 2012		As of December 31, 2011
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper and corporate bonds	$26,508	$(20)	$24,868	$(29)
Bank certificates of deposit	5,197	(3)	5,196	(4)

Total	$31,705	$(23)	$30,064	$(33)

None of the Company’s marketable securities has been in a continuous unrealized loss position for more than twelve months as of March 31, 2012 and December 31, 2011.

At March 31, 2012, the Company had an insignificant gross unrealized loss primarily due to a decrease in the fair value of certain corporate bond securities. The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include:

•	the length of time and extent to which fair value has been lower than the cost basis;

•	the financial condition, credit quality and near-term prospects of the investee; and

•	whether it is more likely than not that the Company will be required to sell the security prior to recovery.

As the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company has determined that the gross unrealized losses on such investments at March 31, 2012 are temporary in nature. Accordingly, the Company did not consider that its investments in marketable securities were other-than-temporarily impaired as of March 31, 2012.

During the three months ended March 31, 2012, the Company did not record any net realized gains or losses from the sale of marketable securities. During the three months ended March 31, 2011, the Company recorded an insignificant amount of net realized gains from the sale of marketable securities.

4. FAIR VALUE

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

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

If the asset or liability has a specified (contractual) term, the level 2 inputs must be observable for substantially the full term of the asset or liability.

Level 3 –	Unobservable inputs to the valuation methodology and significant to the fair value measurement for the asset or liability.

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

Financial assets (excluding cash balances) measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 are summarized as follows (in thousands):

	As of March 31, 2012				As of December 31, 2011
	Fair Value Measurement Using				Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$38,250	$—	$—	$38,250	$28,637	$—	$—	$28,637

Total cash equivalents	38,250	—	—	38,250	28,637	—	—	28,637

Commercial paper and corporate bonds	—	44,633	—	44,633	—	44,140	—	44,140
U.S. Treasury and U.S. government agency debt securities	—	3,010	—	3,010	5,510	7,617	—	13,127
Bank certificates of deposit	—	5,197	—	5,197	—	5,196	—	5,196

Total marketable securities	—	52,840	—	52,840	5,510	56,953	—	62,463

Total financial assets	$38,250	$52,840	$—	$91,090	$34,147	$56,953	—	$91,100

Liabilities:

Contingent consideration	$—	$—	$1,602	$1,602	$—	$—	$1,522	$1,522

The Company’s financial assets that are measured at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy. Investments in money market funds and U.S. Treasury debt securities have been classified as Level 1 since these securities are valued based upon $1.00 net asset value per share or unadjusted quoted prices in active markets. Investments in commercial paper, corporate bonds, U.S. government agency debt securities, and bank certificates of deposit have been classified as Level 2 since these securities are valued based on quoted prices in less active markets or significant inputs which are directly or indirectly observable. The valuation techniques used to measure the fair values of corporate bonds, U.S. government agency debt securities, and bank certificates of deposit were derived from the inputs of market prices from multiple sources at each reporting period. The fair value was then determined based on a consensus price or a weighted average price for each security. For the remaining financial assets classified as Level 2, substantially all of the securities had a short maturity within one year with high credit ratings. Therefore, the valuation techniques used to measure the fair values were primarily derived from accretion of purchase price to its face value over the term of maturity or quoted market prices for similar instruments if available. During the three months ended March 31, 2012 and 2011, there were no transfers of financial assets between Level 1 and Level 2.

The contingent consideration associated with acquisition-related earn-out payments (as described in Note 5, “Acquisition”) is classified as Level 3. The fair value of the contingent consideration was estimated by applying the income approach. That measure is based on significant inputs that are not observable in the market. The significant inputs in the Level 3 measurement not supported by market activity included the Company’s probability assessments of expected future cash flows associated with its related acquisition during the earn-out payments measurement period, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the purchase agreement. Significant assumptions include a discount rate of 11%, which is derived from the Company’s estimated weighted average cost of capital of 16% net of a 5% risk adjustment.

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2012 (in thousands):

Contingent Consideration
Balance at January 1, 2012	$1,522
Change in fair value	80

Balance at March 31, 2012	$1,602

For the three months ended March 31, 2012, the Company recorded an adjustment of $0.1 million to the contingent consideration obligation as a result of the recurring measurement of its fair value at each reporting period using the income approach. This fair value adjustment was recorded in general and administrative expenses in the Company’s consolidated financial statements. Since the triggering event for this contingent consideration obligation has not been met at the reporting date, the entire balance of the associated liability was recorded in other long-term liabilities as of March 31, 2012.

The carrying amounts of all other current financial assets and current financial liabilities reflected in the consolidated balance sheets approximate fair value due to their short-term nature. The Company does not have non-financial assets or liabilities that have been measured at fair value on a nonrecurring basis as of March 31, 2012.

5.	ACQUISITION

On July 1, 2011, the Company acquired Clinical Force Limited (“Clinical Force”), a UK-based provider of clinical trial management systems (“CTMS”). With this acquisition, the Company expanded its service offerings to include a clinical trial management solution, which enables customers to reduce the financial and operational management burden of clinical trials, streamline clinical processes and increase visibility to timely information that enhances governance and decision making. In exchange for all outstanding shares of Clinical Force, the Company paid consideration consisting of $5.2 million cash at closing, plus additional performance-based earn-out payments of up to $2.6 million, which had a fair value of approximately $1.8 million as of the acquisition date. The earn-out payments are contingent upon the achievement of future billing targets for the CTMS application, calculated over three measuring periods beginning at December 31, 2011 and continuing for each of the next two calendar years thereafter.

In allocating the purchase price based on estimated fair values, the Company recorded $5.6 million of goodwill, $2.1 million of identifiable intangible assets, and $0.7 million of net liabilities. Clinical Force’s operations have been included in the Company’s consolidated financial statements since the date of acquisition on July 1, 2011.

6.	GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the three months ended March 31, 2012, are as follows (in thousands).

Balance as of January 1, 2012	$15,164
Foreign currency translation adjustments	166

Balance as of March 31, 2012	$15,330

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

Intangible assets are summarized as follows (in thousands):

	As of March 31, 2012			As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$4,077	$(2,254)	$1,823	$4,021	$(2,023)	$1,998
Database	1,900	(1,536)	364	1,900	(1,441)	459
Customer relationships	2,059	(1,206)	853	2,044	(1,076)	968

Total	$8,036	$(4,996)	$3,040	$7,965	$(4,540)	$3,425

Annual amortization for the next five years is expected to be as follows (in thousands):

Remainder of year ending December 31, 2012	$1,347
Years ending December 31,
2013	817
2014	534
2015	278
2016	46
2017	18

7.	STOCK-BASED COMPENSATION

The Company accounts for the stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. For the three months ended March 31, 2012 and 2011, the components of stock-based compensation expense were summarized in the following table (in thousands):

	Three Months Ended March 31,
	2012	2011
Stock options	$946	$1,045
Restricted stock awards	1,208	695

Total stock-based compensation	$2,154	$1,740

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2012	2011
Expected volatility	45%	—
Expected life	6 years	—
Risk-free interest rate	1.17%	—
Dividend yield	—	—

The following table summarizes the activity under the stock option plans as of March 31, 2012, and changes during the three months then ended (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	2,355	$13.70
Granted	15	19.98
Exercised	(321)	6.91
Forfeited	(1)	17.73
Expired	(6)	20.79

Outstanding at March 31, 2012	2,042	$14.79	6.95	$24,205

Exercisable at March 31, 2012	1,302	$12.88	6.05	$17,907

Vested and expected to vest at March 31, 2012	1,997	$14.68	6.90	$23,880

The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2012 and 2011 was $8.89 and none, respectively. The total intrinsic value of stock options exercised during the three months ended March, 31, 2012 and 2011 was $5.7 million and $2.4 million, respectively.

The following table summarizes the status of the Company’s nonvested restricted stock awards as of March 31, 2012, and changes during the three months then ended (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2012	961	$19.02
Granted	—	—
Vested	(5)	26.98
Forfeited	(2)	17.57

Nonvested at March 31, 2012	954	$18.99

As of March 31, 2012, there was a total of $20.8 million of unrecognized compensation cost related to all non-vested stock-based compensation awards granted, as recorded in accordance with ASC 718. This cost is expected to be recognized over a weighted-average remaining period of 2.54 years for stock options and 2.67 years for restricted stock awards. The total fair value of shares vested during the three months ended March 31, 2012 and 2011 was $1.0 million and $1.1 million, respectively.

8.	EARNINGS PER SHARE

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

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for the three months ended March 31, 2012 and 2011 are shown in the following table (in thousands, except per share data):

	Three Months Ended March 31,
	2012	2011
Numerator
Net income	$3,770	$3,186
Denominator
Denominator for basic earnings per share:
Weighted average common shares outstanding	24,017	23,411
Denominator for diluted earnings per share:
Dilutive potential common shares:
Stock options	584	1,008
Restricted stock awards	241	380

Weighted average common shares outstanding with assumed conversion	24,842	24,799

Basic earnings per share	$0.16	$0.14

Diluted earnings per share	$0.15	$0.13

Total number of anti-dilutive shares of stock options and nonvested stock excluded from calculation of diluted earnings per share	475	12

9.	INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2012 was 39% and differed from the federal statutory rate of 35% primarily due to state and local income taxes, stock-based compensation, and benefit associated with domestic production activities deduction.

The Company’s effective tax rate for the three months ended March 31, 2011 was 10% and differed from the federal statutory rate of 35% primarily due to state and local income taxes, stock-based compensation, and release of valuation allowance related to the expected utilization of previously valued attributes based on projected taxable income in 2011. The majority of the Company’s domestic net deferred tax assets was offset by the valuation allowance. The Company’s income tax expense for the three months ended March 31, 2011 primarily consisted of foreign and domestic state and local income taxes.

The Company had approximately $2.1 million of gross unrecognized tax benefits as of December 31, 2011. For the three months ended March 31, 2012, there was no change relating to the Company’s tax positions. In April 2012, the Company was notified by the Internal Revenue Service that its 2010 federal income tax return will be examined.

10.	COMMITMENTS AND CONTINGENCIES

Legal Matters — The Company is subject to legal proceedings and claims that arise in the ordinary course of business. From time to time, third parties have asserted and may in the future assert intellectual property rights to technologies that are important to the Company’s business and have demanded and may in the future demand that the Company license their technology. The Company records an estimated liability for these matters when an adverse outcome is considered to be probable and can be reasonably estimated. Although the outcome of the litigation cannot be predicted with certainty and some lawsuits, claims, or proceedings may be disposed of unfavorably to the Company, which could materially and adversely affect its financial condition or results of operations, the Company does not believe that it is currently a party to any material legal proceedings.

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

On March 4, 2011, DataTrak International, Inc. filed a complaint for alleged patent infringement against the Company in DataTrak International v. Medidata Solutions, C.A. No. 1:11-cv-00458 in the U.S. District Court for the Northern District of Ohio. The complaint asserts infringement of U.S. Patent No. 7,464,087 (the “’087 Patent”), which claims a method and system for unifying data from a variety of sources. The complaint asserts that the Company infringes the patent owned without providing any details concerning the alleged infringement, and it seeks unspecified damages and injunctive relief. On October 28, 2011, the Company filed an application for ex parte reexamination of the ’087 Patent with the U.S. Patent and Trademark Office (the “PTO”). On December 16, 2011, the PTO issued a non-final rejection of the validity of all claims of the ’087 Patent. On the same date, the district court granted the Company’s motion to stay the case pending reexamination of the patent-in-suit. On April 6, 2012, the PTO issued its final office action rejecting all asserted claims of the ’087 Patent. If this decision is ultimately upheld, it will result in the elimination of the litigation. The Company believes that it has valid defenses to the lawsuit and intends to defend itself vigorously in the event the stay of the case is lifted. The probability of a favorable or unfavorable outcome to the Company in the event the stay of the case is lifted is unknown and a range of loss, if any, cannot be estimated at this time. As a result, the Company has not recorded any accrual associated with this litigation.

Contractual Warranties — The Company typically provides contractual warranties to its customers covering its product and services. To date, any refunds provided to customers have been immaterial.

Change in Control Agreements — In January 2009, the Company entered into change in control agreements with its chief executive officer and certain other executive officers. These agreements provide for payments to be made to such officers upon involuntary termination of their employment by the Company without cause or by such officers for good reason as defined in the agreements, within a two-year period following a change in control. The agreements provide that, upon a qualifying termination event, such officers will be entitled to (a) a severance payment equal to the officer’s base salary plus target bonus amount; (b) continuation of health benefits for 12 months; (c) immediate vesting of any remaining unvested equity awards; and (d) a tax gross up payment under Section 280G of the Internal Revenue Code sufficient to reimburse the officer for 50% of any excise tax payable as a result of any termination payments following a change in control, if applicable. In March 2012, the Company amended the agreements with its named executive officers to eliminate the tax gross-up payments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in the future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to the factors discussed under the “Risk Factors” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission, or SEC, on March 13, 2012.

The following is a discussion and analysis of our financial condition and results of operations and should be read together with our condensed consolidated financial statements and related notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Overview

We are a leading global provider of cloud-based clinical technology solutions that enhance the efficiency of our customers’ clinical development processes from concept to conclusion, optimizing their research and development investments. Our customers are pharmaceutical, biotechnology and medical device companies, academic institutions, contract research organizations, or CROs, and other organizations engaged in clinical trials to bring medical products and treatments to market and explore new indications for existing medical products. Our solutions allow our customers to increase the value of their development programs by more efficiently and effectively designing, planning, and managing key aspects of the clinical trial process, including study and protocol design, trial planning and budgeting, site negotiation, clinical portal, trial management, randomization and trial supply management, clinical data capture and management, safety events capture, medical coding, clinical business analytics, and data flow and interoperability among multiple trial applications. Our customers rely on our solutions to safely accelerate the clinical development process, driving decision-making and saving resources in the development lifecycle.

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

We have grown our revenues significantly since inception by expanding our customer base, increasing penetration with existing customers, enhancing our products and services and growing our indirect channel. In order to achieve and sustain our growth objectives, we have invested and will continue to invest in key areas, including: new personnel, particularly in direct domestic and international sales activities; resources to support our product development, including product functionality and platform; marketing programs to build brand awareness; and infrastructure to support growth.

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

Our customer base has grown from 148 at January 1, 2009 to 287 at March 31, 2012. Our relationships with some of these customers include multiple divisions and business units at various domestic and international locations. We generate revenues from sales to new customers as well as sales and renewals from our existing customers. Our global direct sales organization represents our primary source of sales, with an increasing volume of sales generated through our CRO relationships. Our customer retention rate was 98.2% and 97.3% for the three months ended March 31, 2012 and 2011, respectively. We calculate customer retention based upon the number of customers that existed both at the beginning and end of the relevant period. Revenues from lost customers for the three months ended March 31, 2012 and 2011 accounted for 0.1% and 4.0%, respectively, of total prior year revenues. To calculate the impact of customers lost during the period, we consider the revenues recognized from lost customers during the most recent prior fiscal year as a percentage of total company revenues from the same period. Traditionally, we maintain a high percentage of customer retention and hence the revenue impact from lost customers is insignificant to our total revenues. We believe revenues from lost customers coupled with customer retention rate give the best sense of volume and scale of customer loss and retention. Our presentation of customer retention and revenues from lost customers may differ from other companies in our industry.

We manage our business as one reportable segment. Historically, we have generated most of our revenues from sales to customers located in the United States. However, revenues generated from customers located in Europe and Asia (including Australia) represent a significant portion of overall revenues. Revenues generated from customers located in Europe represented approximately 19% and 23% of total revenues for the three months ended March 31, 2012 and 2011, respectively. Revenues generated from customers in Asia represented approximately 16% and 15% of total revenues for the three months ended March 31, 2012 and 2011, respectively. We expect sales from customers in Europe and Asia to continue to represent a significant portion of total sales as we continue to serve existing and new customers in these markets.

With our adoption of Accounting Standards Codification, or ASU, No. 2009-13, Multiple Deliverable Revenue Arrangements, on January 1, 2011, we recognize revenue from professional services as services are delivered for all arrangements entered into or modified subsequent to the date of adoption, while revenue recognition for professional services arrangements entered into prior to 2011 continues to be ratable over the term of the corresponding application services arrangement until such arrangements expire. Thus, over time we expect professional services to no longer contribute to total backlog or deferred revenue in a significant manner. Consequently, we now monitor application services backlog as an indicator of the underlying health of our business.

Application services backlog solely relates to our cloud-based offerings, representing the total future contract value of outstanding multi-study and single-study arrangements, billed and unbilled, at a point in time. Application services revenues generated in any given period is a function of revenue recognized from the beginning of period application services backlog, contract renewals, and new customer contracts. For this reason, application services backlog at the beginning of any period is not necessarily indicative of long-term future performance. We monitor the amount of revenues expected to be recognized from application services backlog over the current fiscal year while updating application services backlog each quarter to indicate how much remains to be recognized within the year. As of January 1, 2012, we had full year application services backlog of approximately $135 million. The remaining amount of revenue to be recognized from application services backlog in the current year, or remaining application services backlog, as of March 31, 2012 is approximately $107 million.

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

Acquisition of Clinical Force

On July 1, 2011, we completed an acquisition of Clinical Force, a provider of clinical trial management systems, or CTMS. With this acquisition, we expanded our service offerings to include a clinical trial management solution, which enables our customers to reduce the financial and operational management burden of clinical trials, streamline clinical processes and increase visibility to timely information that enhances governance and decision making. The total consideration is expected to be $7.0 million consisting of a cash payment of $5.2 million paid at the closing date, plus additional performance-based earn-out payments of up to $2.6 million, which had an estimated fair value of $1.8 million as of the acquisition date. Our results of operations for the three months ended March 31, 2012 include the operations of Clinical Force. We have combined Clinical Force into our single operating segment.

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

Sales and Marketing. Sales and marketing expenses consist primarily of personnel and related expenses for our sales and marketing staff, including salaries, benefits, bonuses and stock-based compensation, commissions, travel costs, and marketing and promotional events, corporate communications, advertising, other brand building and product marketing expenses and allocated overhead. Our sales and marketing expenses have increased in absolute dollars primarily due to our ongoing substantial investments in customer acquisition. We expect sales and marketing expenses to continue to increase in absolute dollars. Over the long term, we believe that sales and marketing expenses as a percentage of total revenues will decline slightly.

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

Income Tax Expense

Prior to the fourth quarter of 2011, we did not realize an income tax benefit for the majority of our net operating loss carryforwards and other net deferred tax assets as we had yet to determine that it was more likely than not that our future taxable income would be sufficient to utilize these tax benefits. As a result, we had provided a valuation allowance against the majority of our net deferred tax assets.

In the fourth quarter of 2011, we determined that, as a result of our evaluation of deferred tax asset recoverability against our estimated future taxable income, it was more likely than not that we will realize the benefit from the majority of our deferred tax assets. Consequently, we recorded a one-time benefit of approximately $19.0 million resulting from the reversal of the valuation allowance on the majority of our deferred tax assets.

We have U.S. federal and state net operating loss carryforwards available to offset future taxable income, which do not fully expire until 2028 and are subject to limitations under Section 382 of the Internal Revenue Code, or Section 382. With the reversal of the valuation allowance that occurred in the fourth quarter of 2011, we expect that our effective income tax rate will range from 38 to 42 percent in 2012. In addition, we expect our overall income tax expense to increase in absolute dollars.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Our critical accounting policies, including the assumptions and judgments underlying them, require the application of significant judgment in the preparation of our financial statements, and as a result they are subject to a greater degree of uncertainty. In applying these policies, we use our judgment to determine the appropriate assumptions to be used in calculating estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from those estimates. Our critical accounting policies consist of revenue recognition, stock-based compensation, goodwill and intangibles and income taxes, descriptions of which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There have been no material changes to our critical accounting policies since December 31, 2011.

Results of Operations

We recognize revenues from application services arrangements ratably over the terms of these arrangements. As a result, a substantial majority of our application services revenues in each quarter are generated from arrangements entered into in prior periods. Consequently, an increase or a decrease in new application services arrangements in a particular quarter may not significantly affect results of operations in that quarter.

Our typical practice is to sell application services and professional services in a multiple-element arrangement. In connection with our adoption of ASU No. 2009-13 on January 1, 2011, we began to recognize revenues from professional services as delivered for any multiple-element arrangements entered into or materially modified subsequent to 2011. Concurrently, as required by ASU No. 2009-13, we continue to recognize revenues from professional services ratably over the term of the multiple-element arrangements entered into prior to 2011 under the pre-amended ASC 605-25, Revenue Recognition – Multiple-Element Arrangements, until such arrangements expire. As a result, professional services revenues for the three months ended March 31, 2012 and 2011 consisted of revenues recognized under different revenue recognition policies as stated. Regardless of revenue recognition, we recognize expenses related to our professional services in the period in which the expenses are incurred.

As of the current year, we now expect professional services revenues and gross margins to be more reflective of the services delivered during each reporting period. The revenue impact of multiple-element arrangements entered into prior to 2011 continues to decline significantly as those arrangements expire and more professional services revenues are recognized on an as delivered basis.

The following table sets forth our consolidated results of operations as a percentage of total revenues for the periods shown:

	Three Months Ended March 31,
	2012	2011
Revenues:
Application services	76.2%	82.0%
Professional services	23.8%	18.0%

Total revenues	100.0%	100.0%

Cost of revenues:
Application services	14.9%	17.5%
Professional services	14.2%	14.6%

Total cost of revenues	29.1%	32.1%

Gross profit	70.9%	67.9%

Operating costs and expenses:
Research and development	19.8%	17.6%
Sales and marketing	20.6%	19.5%
General and administrative	18.4%	22.3%

Total operating costs and expenses	58.8%	59.4%

Operating income	12.1%	8.5%

Three Months Ended March 31, 2012 Compared with Three Months Ended March 31, 2011

Revenues

	Three Months Ended March 31,
	2012		2011		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Revenues:
Application services	$38,396	76.2%	$33,405	82.0%	$4,991	14.9%
Professional services	11,963	23.8%	7,352	18.0%	4,611	62.7%

Total revenues	$50,359	100.0%	$40,757	100.0%	$9,602	23.6%

Total revenues. Total revenues increased $9.6 million, or 23.6%, to $50.4 million for the three months ended March 31, 2012 from $40.8 million for the same period in 2011. The increase in revenues was primarily due to a $5.0 million increase in revenues from application services and a $4.6 million increase in revenues from professional services. At the start of 2012, we had approximately $135 million of 2012 full year application services backlog. As of March 31, 2012, the total 2012 remaining application services backlog was approximately $107 million.

Application services revenues. Revenues from application services increased $5.0 million, or 14.9%, to $38.4 million for the three months ended March 31, 2012 from $33.4 million for the same period in 2011. The majority of the increase in application services revenues was derived from increased activity among our existing large customers and midmarket customers, primarily resulting from new studies and renewals. We also benefitted from strong demand from both new and existing customers for multiple products. During the first quarter of 2012, we added 17 new customers to reach a total of 287 customers as of March 31, 2012. Revenues from new customers accounted for 21% of the total year on year increase in application services revenues.

Professional services revenues. Revenues from professional services increased $4.6 million, or 62.7%, to $12.0 million for the three months ended March 31, 2012 from $7.4 million for the same period in 2011. The increase in professional services revenues was due to higher billings, primarily resulting from high demand for servicing of new products. The majority of our professional services were recognized as delivered in current year as compared with the same period in prior year, following our adoption of ASU No. 2009-13 on January 1, 2011.

Cost of Revenues

	Three Months Ended March 31,
	2012		2011		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Cost of revenues:
Application services	$7,484	14.9%	$7,142	17.5%	$342	4.8%
Professional services	7,131	14.2%	5,946	14.6%	1,185	19.9%

Total cost of revenues	$14,615	29.1%	$13,088	32.1%	$1,527	11.7%

Total cost of revenues. Total cost of revenues increased $1.5 million, or 11.7%, to $14.6 million for the three months ended March 31, 2012 from $13.1 million for the same period in 2011.

Cost of application services revenues. Cost of application services revenues increased $0.3 million, or 4.8%, to $7.4 million for the three months ended March 31, 2012 from $7.1 million for the same period in 2011. The slight increase was primarily due to higher personnel-related and consulting costs.

Cost of professional services revenues. Cost of professional services revenues increased $1.2 million, or 19.9%, to $7.1 million for the three months ended March 31, 2012 from $5.9 million for the same period in 2011. The increase was primarily driven by higher personnel-related costs resulting from an increase in headcount to support our high demand for servicing of new products. In addition, reimbursable customer-related expenses were also higher due to an overall increase in professional services activities.

Operating Costs and Expenses

	Three Months Ended March 31,
	2012		2011		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Operating costs and expenses:
Research and development	$9,955	19.8%	$7,162	17.6%	$2,793	39.0%
Sales and marketing	10,383	20.6%	7,947	19.5%	2,436	30.7%
General and administrative	9,290	18.4%	9,086	22.3%	204	2.2%

Total operating costs and expenses	$29,628	58.8%	$24,195	59.4%	$5,433	22.5%

Total operating costs and expenses. Total operating costs and expenses increased $5.4 million, or 22.5%, to $29.6 million for the three months ended March 31, 2012 from $24.2 million for the same period in 2011. Costs increased in each department with the larger increases in research and development and sales and marketing.

Research and development expenses. Research and development expenses increased $2.8 million, or 39.0%, to $9.9 million for the three months ended March 31, 2012 from $7.1 million for the same period in 2011. The increase was primarily due to an increase in personnel-related costs of $2.2 million, which was attributable to our increase in staffing levels in order to accelerate the enhancement and broadening of our product offerings. The increase was also due to higher recruiting expenses driven by the increase in headcount.

Sales and marketing expenses. Sales and marketing expenses increased $2.4 million, or 30.7%, to $10.4 million for the three months ended March 31, 2012 from $7.9 million for the same period in 2011. The increase was primarily due to higher personnel-related costs of $1.6 million, resulting from increased staffing levels to support our overall growth initiatives and higher incentive compensation costs associated with higher sales performance versus a year ago. Higher travel-related costs and professional fees, in support of increased selling and marketing-related activities, also impacted expenses.

General and administrative expenses. General and administrative expenses increased $0.2 million, or 2.2%, to $9.3 million for the three months ended March 31, 2012 from $9.1 million for the same period in 2011. The increase was primarily due to an increase in personnel-related costs, partially offset by a decrease in professional fees. The increase in personnel-related costs primarily resulted from higher incentive compensation costs. The decrease in professional fees was driven by lower legal fees resulting from our legal settlement with Datasci in December 2011, and overall lower accounting-related fees.

Income Tax Expense

Income tax expense increased $2.0 million to $2.4 million for the three months ended March 31, 2012 from $0.4 million for the same period in 2011. The increase was the result of a higher effective tax rate in current year, following the reversal of our valuation allowance in the fourth quarter of 2011. The increase was also driven by a higher pretax income for the three months ended March 31, 2012 as compared with a year ago. For the three months ended March 31, 2011, we maintained a valuation allowance against the majority of our domestic net deferred tax assets. Our U.S. federal income tax liability for the three months ended March 31, 2011 was substantially covered by our net operating loss carryforwards.

Liquidity and Capital Resources

Our principal sources of liquidity were cash, cash equivalents and marketable securities of $111.2 million at March 31, 2012 and $107.7 million at December 31, 2011. Cash and cash equivalents increased $13.2 million during the first three months of 2012 primarily due to net proceeds from marketable securities, increased billings from our strong sales activities and collections from our accounts receivable, partially offset by our annual bonus payments. We manage our cash equivalents and marketable securities as a single investment portfolio that is intended to be available to meet our current cash requirements. Cash equivalents substantially consist of investment in money market funds. Marketable securities, which we classify as available-for-sale securities, primarily consist of high quality commercial paper, corporate bonds, U.S. government debt obligations, and bank certificates of deposit. Marketable securities with remaining effective maturities of twelve months or less from the balance sheet date are classified as short-term; otherwise, they are classified as long-term on the consolidated balance sheet. Our investment policy for this investment portfolio generally requires investments in securities with less than one year to maturity.

We have a $10.0 million revolving line of credit under our senior secured credit facility, as amended, that matures in September 2013. Except for the $0.2 million reduction of the available amount due to a standby letter of credit issued in connection with the office lease executed under our credit agreement, the revolving line of credit remains undrawn. As of March 31, 2012, approximately $9.8 million of the revolving line of credit was still available for future borrowings. Due to the structure of the credit agreement, any future borrowings under the revolving line of credit will be classified as a current liability. As of March 31, 2012, the effective interest rate for our senior secured credit facility, as amended, was 2.74%, if borrowing under the U.S. London Interbank Offer Rate, or LIBOR, option. We are in compliance with all covenants under our senior secured credit facility, as amended, as of March 31, 2012.

We believe that our cash flows from operations, existing cash and cash equivalents and highly liquid marketable securities and our availability under our existing revolving line of credit will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for the foreseeable future. For the remainder of 2012, we expect to make approximately $5 to 6 million in capital expenditures, primarily to enhance our infrastructure and increase the capacity in our Houston data center, as well as to enhance our computer equipment across various corporate functions. We expect to acquire our capital equipment through purchases as opposed to capital lease arrangements.

Cash Flows

Cash Flows Provided By Operating Activities

Cash flows provided by operating activities during the three months ended March 31, 2012 were $2.5 million, which consisted primarily of net income of $3.8 million, non-cash adjustments, including stock-based compensation of $2.2 million, depreciation and amortization of $2.0 million and excess tax benefit of $1.3 million, as well as changes in working capital. The change in working capital includes increases in accounts receivable and deferred revenue of $5.8 million and $4.9 million, respectively, and a decrease in accrued payroll and other compensation of $4.0 million. The fluctuation within accounts receivable and deferred revenue was primarily due to higher billing activities, partially offset by our strong customer collections, as well as the timing of associated revenue recognition. The decrease in accrued payroll and other compensation was the result of our payment of annual bonuses.

Cash flows provided by operating activities during the three months ended March 31, 2011 were $5.8 million, which consisted primarily of net income of $3.2 million, non-cash adjustments of depreciation and amortization of $2.0 million and stock-based compensation of $1.7 million, a decrease in accounts receivable of $4.6 million, partially offset by a decrease in accrued payroll and other compensation of $6.9 million. The decrease in accounts receivable was due to higher cash collections as we continued to collect on invoices that were delayed during the fourth quarter of 2010, as a result of the installation of a new Enterprise Resource Planning system. The decrease in accrued payroll and other compensation was the result of our payment of annual bonuses.

Cash Flows Provided by Investing Activities

Cash flows provided by investing activities during the three months ended March 31, 2012 were $7.5 million, which was related to $29.8 million in proceeds from the sale and maturity of marketable securities, partially offset by $20.4 million in purchases of marketable securities and $1.8 million in purchases of furniture, fixtures and equipment. For the three months ended March 31, 2012 we acquired an insignificant amount of equipment through capital lease arrangements.

Cash flows provided by investing activities during the three months ended March 31, 2011 were $14.2 million, which was related to $36.6 million in proceeds from the sale of marketable securities, partially offset by $21.9 million in purchases of marketable securities and $0.5 million in purchases of furniture, fixtures, and equipment. For the three months ended March 31, 2011, we did not acquire any equipment through capital lease arrangements.

Cash Flows Provided by Financing Activities

Cash flows provided by financing activities during the three months ended March 31, 2012 were $3.1 million, which was primarily due to $2.2 million in proceeds from stock option exercises and $1.3 million of excess tax benefit realized from equity awards, partially offset by $0.3 million in acquisition-related earn-out payments.

Cash flows provided by financing activities during the three months ended March 31, 2011 were $0.5 million, which was primarily due to $0.8 million in proceeds from stock options exercise, partially offset by $0.3 million in capital lease principal payments.

Contractual Obligations, Commitments and Contingencies

There was no material change in our contractual obligations during the first three months of 2012.

In January 2009, we entered into agreements with certain of our executive officers that provide them with certain benefits upon the termination of their employment following a change of control in our company. The agreements provide that, upon a qualifying event, such officers will be entitled to (a) a severance payment equal to the officer’s base salary plus target bonus amount; (b) continuation of health benefits for 12 months; (c) immediate vesting of any remaining unvested equity awards; and (d) a tax gross up payment under Section 280G of the Internal Revenue Code sufficient to reimburse the officer for 50% of any excise tax payable as a result of any termination payments following a change in control, if applicable. In March 2012, we amended the agreements with our named executive officers to eliminate the tax gross-up payments.

On March 4, 2011, DataTrak International, Inc. filed a complaint for alleged patent infringement against us in DataTrak International v. Medidata Solutions, C.A. No. 1:11-cv-00458 in the U.S. District Court for the Northern District of Ohio. The complaint asserts infringement of U.S. Patent No. 7,464,087, or the ’087 Patent, which claims a method and system for unifying data from a variety of sources. The complaint asserts that we infringe the patent owned without providing any details concerning the alleged infringement, and it seeks unspecified damages and injunctive relief. On October 28, 2011, we filed an application for ex parte reexamination of the ’087 Patent with the U.S. Patent and Trademark Office, or PTO. On December 16, 2011, the PTO issued a non-final rejection of the validity of all claims of the ’087 Patent. On the same date, the district court granted our motion to stay the case pending reexamination of the patent-in-suit. On April 6, 2012, the PTO issued its final office action rejecting all asserted claims of the ’087 Patent. If this decision is ultimately upheld, it will result in the elimination of the litigation. We believe that we have valid defenses to the lawsuit and intend to defend it vigorously in the event the stay of the case is lifted. The probability of a favorable or unfavorable outcome to us in the event the stay of the case is lifted is unknown and a range of loss, if any, cannot be estimated at this time. As a result, we have not recorded an accrual associated with this litigation.

Effects of Recently Issued Accounting Standards

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU generally represent clarification of ASC 820-10, Fair Value Measurements and Disclosures, but also include instances where a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements has changed. This ASU is the result of joint efforts by the FASB and International Accounting Standards Board to develop a single, converged fair value framework and guidance with respect to how to measure fair value and what disclosures to provide about fair value measurements. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011. We adopted ASU No. 2011-04 on January 1, 2012 and the adoption did not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which removes the presentation options contained in ASC 220, Comprehensive Income, and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the format of statement of operations used today, and the second statement would include components of other comprehensive income. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to Presentation of Reclassification of Items Out of Accumulated Other

Comprehensive Income in ASU 2011-05, to defer indefinitely the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of ASU No. 2011-05 are effective for interim and annual periods beginning after December 15, 2011, and must be applied retrospectively for all periods presented in the financial statements. We adopted the applicable provisions of ASU No. 2011-05 on January 1, 2012. The adoption did not have a material impact on our consolidated financial statements other than merely a change in their presentation.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, which simplifies how entities test goodwill for impairment. ASU No. 2011-08 permits an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU No. 2011-08 is effective for interim and annual reporting periods beginning after December 15, 2011, with early adoption permitted. We adopted ASU No. 2011-08 on January 1, 2012 and the adoption did not have a material impact on our consolidated financial statements.

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

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $58.4 million at March 31, 2012. Our cash equivalents are principally invested in money market funds. We also had investment in marketable securities, which we classify as available-for-sale securities, totaling $52.8 million at March 31, 2012. Substantially all of our marketable securities are fixed income securities, which primarily consist of high quality commercial paper, corporate bonds, U.S. government debt obligations, and bank certificates of deposit. The unrestricted cash and cash equivalents as well as marketable securities are held for working capital purposes. We manage our cash equivalents and marketable securities as a single investment portfolio that is intended to be available to meet our current cash requirements. We do not enter into investments for trading or speculative purposes. Due to the short-term nature and high credit ratings of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

We have a floating rate revolving line of credit under our senior secured credit facility, as amended, which is currently undrawn. Accordingly, we will be exposed to fluctuations in interest rates if such revolving line of credit is drawn. Assuming the maximum available amount of our revolving line of credit was drawn as of March 31, 2012, each hundred basis point change in prime rate or LIBOR would result in a change in interest expense by an average of approximately $0.1 million annually.

Exchange Rate Sensitivity

We have two separate exposures to currency fluctuation risk: subsidiaries outside the United States that use a foreign currency as their functional currency that are translated into U.S. dollars for consolidation; and non-U.S. dollar-invoiced revenues.

Changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency are translated into U.S. dollars and result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We have translation exposure to various foreign currencies, including the Euro, British Pound Sterling and Japanese Yen. The potential translation loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to $1.2 million estimated for the three months ended March 31, 2012.

We generally invoice our customers in U.S. dollars. However, we invoice a portion of customers in foreign currencies, the majority of which is denominated in Euros, Canadian dollars, and British Pounds Sterling. As such, the fluctuations in such currencies could impact our operating results.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2012, an evaluation was performed with the participation of our Disclosure Committee and our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon such evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2012.

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

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 are those which we believe are the material risks we face. There have been no material changes in our risk factors since our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Any of those disclosed risk factors or additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, we also used a portion of the net proceeds from our IPO to acquire Clinical Force in July 2011. The total consideration was cash payment of $5.2 million paid at closing and earn-out payments of up to $2.6 million. The earn-out payments are contingent upon the achievement of future billing targets for the CTMS application. During the first quarter of 2012, we paid $0.3 million in cash earn-out payments as a result of the achievement of CTMS billing targets for the measurement period ended December 31, 2011. The remaining earn-out payments, if achieved, will be payable in two annual installments beginning at December 31, 2012.

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

A summary of our repurchases of shares of our common stock for the three months ended March 31, 2012 was as follows:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs
January 1 – January 31, 2012	—	$—	—	—
February 1 – February 29, 2012	2,600	19.05	—	—
March 1 – March 31, 2012	—	—	—	—

Total	2,600	$19.05	—	—

(1)	Represents the number of shares acquired as payment by employees of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under our 2009 Plan.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

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

Date: May 4, 2012

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