Form 10-Q
period 2012-06-30
Medidata Solutions, Inc.
filed 2012-08-07
CIK 1453814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of July 31, 2012, the registrant had 25,681,362 shares of common stock outstanding.

MEDIDATA SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended June 30, 2012

- i -

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

MEDIDATA SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Amounts in thousands, except per share data)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$58,723	$45,214
Marketable securities	55,177	62,463
Accounts receivable, net of allowance for doubtful accounts of $928 and $882, respectively	36,067	22,970
Prepaid commission expense	2,013	1,743
Prepaid expenses and other current assets	7,664	4,380
Deferred income taxes	7,563	10,896

Total current assets	167,207	147,666
Restricted cash	388	388
Furniture, fixtures and equipment, net	9,183	9,825
Goodwill	15,214	15,164
Intangible assets, net	2,552	3,425
Deferred income taxes – long-term	11,582	11,581
Other assets	2,569	1,786

Total assets	$208,695	$189,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,324	$3,861
Accrued payroll and other compensation	9,146	9,854
Accrued expenses and other	5,346	5,886
Deferred revenue	58,723	51,225
Capital lease obligations	63	114

Total current liabilities	75,602	70,940

Noncurrent liabilities:
Deferred revenue, less current portion	11,385	12,037
Deferred tax liabilities	622	629
Capital lease obligations, less current portion	128	136
Other long-term liabilities	1,911	1,976

Total noncurrent liabilities	14,046	14,778

Total liabilities	89,648	85,718

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $0.01 per share; 100,000 shares authorized, 26,000 and 25,053 shares issued; 25,667 and 24,888 shares outstanding, respectively	260	250
Additional paid-in capital	148,171	137,556
Treasury stock, 333 and 165 shares, respectively	(5,314)	(2,186)
Accumulated other comprehensive loss	(303)	(362)
Accumulated deficit	(23,767)	(31,141)

Total stockholders’ equity	119,047	104,117

Total liabilities and stockholders’ equity	$208,695	$189,835

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Application services	$41,541	$39,027	$79,937	$72,432
Professional services	11,972	11,175	23,935	18,527

Total revenues	53,513	50,202	103,872	90,959
Cost of revenues(1)(2)
Application services	8,213	7,050	15,697	14,192
Professional services	7,562	6,306	14,693	12,252

Total cost of revenues	15,775	13,356	30,390	26,444
Gross profit	37,738	36,846	73,482	64,515
Operating costs and expenses:
Research and development(1)	10,628	7,043	20,583	14,205
Sales and marketing(1)(2)	12,263	9,784	22,646	17,731
General and administrative(1)	9,159	9,296	18,449	18,382

Total operating costs and expenses	32,050	26,123	61,678	50,318

Operating income	5,688	10,723	11,804	14,197
Interest and other income (expense):
Interest expense	(28)	(31)	(49)	(67)
Interest income	60	75	131	163
Other expense, net	(10)	(30)	(10)	(2)

Total interest and other income, net	22	14	72	94

Income before income taxes	5,710	10,737	11,876	14,291
Provision for income taxes	2,106	740	4,502	1,108

Net income	$3,604	$9,997	$7,374	$13,183

Earnings per share:
Basic	$0.15	$0.42	$0.30	$0.56

Diluted	$0.14	$0.40	$0.29	$0.53

Weighted average common shares outstanding:
Basic	24,406	23,571	24,212	23,491
Diluted	25,277	24,790	25,082	24,798

(1) Stock-based compensation expense included in cost of revenues and operating costs and expenses is as follows:
Cost of revenues	$514	$325	$809	$561
Research and development	307	177	498	297
Sales and marketing	803	496	1,367	911
General and administrative	1,534	1,298	2,638	2,267

Total stock-based compensation	$3,158	$2,296	$5,312	$4,036

(2) Amortization of intangible assets included in cost of revenues and operating costs and expenses is as follows:
Cost of revenues	$319	$215	$637	$452
Sales and marketing	129	124	258	248

Total amortization of intangible assets	$448	$339	$895	$700

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$3,604	$9,997	$7,374	$13,183
Other comprehensive (loss) income:
Foreign currency translation adjustments	(195)	20	60	113
Unrealized loss on marketable securities	(12)	(20)	(1)	(38)

Other comprehensive (loss) income	(207)	—	59	75
Tax benefit related to unrealized loss on marketable securities	4	—	—	—

Other comprehensive (loss) income, net of tax	(203)	—	59	75

Comprehensive income, net of tax	$3,401	$9,997	$7,433	$13,258

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$7,374	$13,183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,028	3,962
Stock-based compensation	5,312	4,036
Amortization of discounts or premiums on marketable securities	601	583
Deferred income taxes	3,328	(128)
Amortization of debt issuance costs	30	30
Excess tax benefit associated with equity awards	(677)	—
Contingent consideration adjustment	160	—
Changes in operating assets and liabilities:
Accounts receivable	(10,677)	6,428
Prepaid commission expense	(245)	455
Prepaid expenses and other current assets	(2,670)	257
Other assets	(1,406)	(508)
Accounts payable	(1,238)	(1,319)
Accrued payroll and other compensation	(708)	(4,327)
Accrued expenses and other	656	1,268
Deferred revenue	4,570	(12,326)
Other long-term liabilities	(225)	(43)

Net cash provided by operating activities	8,223	11,551

Cash flows from investing activities:
Purchases of furniture, fixtures and equipment	(3,245)	(1,878)
Purchases of available-for-sale securities	(36,323)	(70,273)
Proceeds from sale of available-for-sale securities	43,007	66,723
Decrease in restricted cash	—	144

Net cash provided by (used in) investing activities	3,439	(5,284)

Cash flows from financing activities:
Proceeds from exercise of stock options	4,636	1,576
Excess tax benefit associated with equity awards	677	—
Payment of acquisition-related earn-out	(251)	—
Repayment of obligations under capital leases	(85)	(471)
Acquisition of treasury stock	(3,128)	(1,624)

Net cash provided by (used in) financing activities	1,849	(519)

Net increase in cash and cash equivalents	13,511	5,748

Effect of exchange rate changes on cash and cash equivalents	(2)	10
Cash and cash equivalents – Beginning of period	45,214	16,025

Cash and cash equivalents – End of period	$58,723	$21,783

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$23	$36

Income taxes	$2,099	$1,107

Noncash activities:
Furniture, fixtures and equipment acquired through capital lease obligations	$26	$—

Furniture, fixtures, and equipment acquired but not yet paid for at period-end	$110	$133

Issuance of notes payable in connection with acquisition-related earn-out payments	$171	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	ORGANIZATION

Medidata Solutions, Inc. (the “Company”) provides cloud-based drug development solutions that optimize the efficiency of its customers’ clinical development processes. The Company’s solutions allow its customers to increase the value of their clinical development by more efficiently and effectively designing, planning and managing key aspects of the clinical trial process, including study and protocol design, trial planning and budgeting, site negotiation, clinical portal, trial management, randomization and trial supply management, clinical data capture and management, safety events capture, medical coding, clinical business analytics, and data flow and interoperability among multiple trial applications.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Except to the extent updated or described below, the Company’s significant accounting policies as of June 30, 2012 are the same as those at December 31, 2011, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 13, 2012.

Basis of Presentation — The accompanying interim condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011, the condensed consolidated statements of operations for the three and six months ended June 30, 2012 and 2011, the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2012 and 2011, and the condensed consolidated statements of cash flows for the six months ended June 30, 2012 and 2011 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the SEC for interim financial reporting. Accordingly, certain information and footnote disclosures have been condensed or omitted pursuant to SEC rules that would ordinarily be required by GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto for the fiscal year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2012.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments consisting of normal recurring accruals considered necessary to present fairly the Company’s financial position as of June 30, 2012, results of its operations for the three and six months ended June 30, 2012 and 2011, comprehensive income for the three and six months ended June 30, 2012 and 2011, and cash flows for the six months ended June 30, 2012 and 2011. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

For the provision for income taxes at interim periods, the Company follows ASC 740-270, Income Taxes — Interim Reporting, and has developed an estimate of the annual effective tax rate based upon the facts and circumstances known at the time. The Company’s effective tax rate is based on expected income, statutory rates and permanent differences applicable to the Company in the various jurisdictions in which the Company operates.

Segment Information — As defined by ASC 280, Segment Reporting, the Company operates as a single segment, as the chief operating decision maker makes operating decisions and assesses performance based on one single operating unit. The Company recorded revenues in the following geographic areas for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
United States of America	$34,955	$32,388	$67,857	$57,177
Japan	6,954	6,167	14,271	11,797
United Kingdom	3,814	4,298	5,954	7,943
Switzerland	2,932	2,390	5,824	4,598
Other	4,858	4,959	9,966	9,444

Total	$53,513	$50,202	$103,872	$90,959

Revenues by geographic area are presented based upon the country in which revenues were generated. No individual country other than the United States, Japan, the United Kingdom and Switzerland represented 5% or more of net revenues for any of the periods presented.

The following table summarizes long-term assets by geographic area as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Long-term assets:
United States of America	$33,345	$33,697
United Kingdom	7,664	7,906
Japan	479	566

Total	$41,488	$42,169

Recently Issued Accounting Pronouncements — In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU generally represent clarification of ASC 820-10, Fair Value Measurements and Disclosures, but also include instances where a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements has changed. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company adopted ASU No. 2011-04 on January 1, 2012 and the adoption did not have a material impact on its consolidated financial statements.

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

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, which simplifies how entities test goodwill for impairment. ASU No. 2011-08 permits an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU No. 2011-08 is effective for interim and annual reporting periods beginning after December 15, 2011, with early adoption permitted. The Company adopted ASU No. 2011-08 on January 1, 2012 and the adoption did not have a material impact on its consolidated financial statements.

3.	MARKETABLE SECURITIES

The Company manages its cash equivalents and marketable securities as a single investment portfolio that is intended to be available to meet the Company’s current cash requirements. Cash equivalents consist principally of investments in money market funds. Marketable securities, which the Company classifies as available-for-sale securities, primarily consist of high quality commercial paper, corporate bonds, U.S. government debt obligations, and bank certificates of deposit. Marketable securities with remaining effective maturities of twelve months or less from the balance sheet date are classified as short-term; otherwise, they are classified as long-term on the consolidated balance sheet. The following table provides the Company’s marketable securities by security type as of June 30, 2012 and December 31, 2011 (in thousands):

	As of June 30, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper and corporate bonds	$47,003	$1	$(28)	$46,976
U.S. Treasury and U.S. government agency debt securities	3,002	—	—	3,002
Bank certificates of deposit	5,200	—	(1)	5,199

Total	$55,205	$1	$(29)	$55,177

	As of December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper and corporate bonds	$44,168	$1	$(29)	$44,140
U.S. Treasury and U.S. government agency debt securities	13,122	5	—	13,127
Bank certificates of deposit	5,200	—	(4)	5,196

Total	$62,490	$6	$(33)	$62,463

Contractual maturities of the Company’s marketable securities as of June 30, 2012 and December 31, 2011 are summarized as follows (in thousands):

	As of June 30, 2012		As of December 31, 2011
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in one year or less	$55,205	$55,177	$62,490	$62,463

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

The following table provides the fair market value and the gross unrealized losses of the Company’s marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by security type as of June 30, 2012 and December 31, 2011 (in thousands):

	In Loss Position for Less than 12 Months
	As of June 30, 2012		As of December 31, 2011
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper and corporate bonds	$36,880	$(28)	$24,868	$(29)
Bank certificates of deposit	5,199	(1)	5,196	(4)

Total	$42,079	$(29)	$30,064	$(33)

None of the Company’s marketable securities has been in a continuous unrealized loss position for more than twelve months as of June 30, 2012 and December 31, 2011.

At June 30, 2012, the Company had an insignificant gross unrealized loss primarily due to a decrease in the fair value of certain corporate bond securities. The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include:

•	the length of time and extent to which fair value has been lower than the cost basis;

•	the financial condition, credit quality and near-term prospects of the investee; and

•	whether it is more likely than not that the Company will be required to sell the security prior to recovery.

As the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company has determined that the gross unrealized losses on such investments at June 30, 2012 are temporary in nature. Accordingly, the Company did not consider that its investments in marketable securities were other-than-temporarily impaired as of June 30, 2012.

During the three and six months ended June 30, 2012, the Company did not record any net realized gains or losses from the sale of marketable securities. During the three and six months ended June 30, 2011, the Company recorded an insignificant amount of net realized gains from the sale of marketable securities.

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

Level 1 —	Unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 —	Other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, include:

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

Level 3 —	Unobservable inputs to the valuation methodology and significant to the fair value measurement for the asset or liability.

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

Financial assets (excluding cash balances) measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 are summarized as follows (in thousands):

	As of June 30, 2012				As of December 31, 2011
	Fair Value Measurement Using				Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$45,914	$—	$—	$45,914	$28,637	$—	$—	$28,637

Total cash equivalents	45,914	—	—	45,914	28,637	—	—	28,637

Commercial paper and corporate bonds	—	46,976	—	46,976	—	44,140	—	44,140
U.S. Treasury and U.S. government agency debt securities	—	3,002	—	3,002	5,510	7,617	—	13,127
Bank certificates of deposit	—	5,199	—	5,199	—	5,196	—	5,196

Total marketable securities	—	55,177	—	55,177	5,510	56,953	—	62,463

Total financial assets	$45,914	$55,177	$—	$101,091	$34,147	$56,953	—	$91,100

Liabilities:
Contingent consideration	$—	$—	$1,682	$1,682	$—	$—	$1,522	$1,522

The Company’s financial assets that are measured at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy. Investments in money market funds and U.S. Treasury debt securities have been classified as Level 1 since these securities are valued based upon $1.00 net asset value per share or unadjusted quoted prices in active markets. Investments in commercial paper, corporate bonds, U.S. government agency debt securities, and bank certificates of deposit have been classified as Level 2 since these securities are valued based on quoted prices in less active markets or significant inputs which are directly or indirectly observable. The valuation techniques used to measure the fair values of corporate bonds, U.S. government agency debt securities, and bank certificates of deposit were derived from the inputs of market prices from multiple sources at each reporting period. The fair value was then determined based on a consensus price or a weighted average price for each security. For the remaining financial assets classified as Level 2, substantially all of the securities had a short maturity within one year with high credit ratings. Therefore, the valuation techniques used to measure the fair values were primarily derived from accretion of purchase price to its face value over the term of maturity or quoted market prices for similar instruments if available. During the six months ended June 30, 2012 and 2011, there were no transfers of financial assets between Level 1 and Level 2.

The contingent consideration associated with acquisition-related earn-out payments (as described in Note 5, “Acquisition”) is classified as Level 3. The fair value of the contingent consideration was estimated by applying the income approach. That measure is based on significant inputs that are not observable in the market. The significant inputs in the Level 3 measurement not supported by market activity included the Company’s probability assessments of expected future cash flows associated with its related acquisition during the earn-out payments measurement period, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the purchase agreement. Significant assumptions include a discount rate of 11%, which is derived from the Company’s estimated weighted average cost of capital of 16% net of a 5% risk adjustment. Changes in the Company’s expectations related to the achievement of the performance-based criteria specified in the purchase agreement may affect these assumptions, resulting in an increase or decrease in the fair value of the contingent consideration liability.

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities during the first six months of 2012 (in thousands):

Contingent Consideration

Balance at January 1, 2012	$1,522

Change in fair value	160

Balance at June 30, 2012	$1,682

For the three and six months ended June 30, 2012, the Company recorded an adjustment of $0.1 million and $0.2 million, respectively, to the contingent consideration obligation as a result of the recurring measurement of its fair value at each reporting period using the income approach. This fair value adjustment was recorded in general and administrative expenses in the Company’s consolidated financial statements. Since the triggering event for this contingent consideration obligation has not been met at the reporting date, the entire balance of the associated liability was recorded in other long-term liabilities as of June 30, 2012.

The carrying amounts of all other current financial assets and current financial liabilities reflected in the consolidated balance sheets approximate fair value due to their short-term nature. The Company does not have non-financial assets or liabilities that have been measured at fair value on a nonrecurring basis as of June 30, 2012.

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

6.	GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill during the first six months of 2012 is as follows (in thousands):

Balance as of January 1, 2012	$15,164

Foreign currency translation adjustments	50

Balance as of June 30, 2012	$15,214

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

Intangible assets are summarized as follows (in thousands):

	As of June 30, 2012			As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Acquired technology	$4,038	$(2,469)	$1,569	$4,021	$(2,023)	$1,998

Database	1,900	(1,631)	269	1,900	(1,441)	459

Customer relationships	2,048	(1,334)	714	2,044	(1,076)	968

Total	$7,986	$(5,434)	$2,552	$7,965	$(4,540)	$3,425

Annual amortization for the next five years is expected to be as follows (in thousands):

Remainder of year ending December 31, 2012	$892
Years ending December 31,
2013	804
2014	521
2015	272
2016	45
2017	18

7.	STOCK-BASED COMPENSATION

In May 2012, the Company amended and restated the 2009 Long-Term Incentive Plan (as amended and restated, the “Plan”) to increase the number of shares of common stock that the Company may issue under the Plan by 1.5 million shares to a total of 4.0 million shares.

The Company accounts for the stock-based compensation in accordance with ASC 718, Compensation — Stock Compensation. For the three and six months ended June 30, 2012 and 2011, the components of stock-based compensation expense were summarized in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock options	$999	$1,068	$1,945	$2,113
Restricted stock awards	2,159	1,228	3,367	1,923

Total stock-based compensation	$3,158	$2,296	$5,312	$4,036

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Expected volatility	46%	50%	46%	50%
Expected life	6 years	6 years	6 years	6 years
Risk-free interest rate	0.95%	2.03%	0.96%	2.03%
Dividend yield	—	—	—	—

The following table summarizes the activity under the stock option plans as of June 30, 2012, and changes during the six months then ended (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	2,355	$13.70
Granted	389	27.56
Exercised	(541)	8.57
Forfeited	(44)	17.66
Expired	(7)	19.29

Outstanding at June 30, 2012	2,152	$17.39	7.27	$32,880

Exercisable at June 30, 2012	1,176	$13.66	5.88	$22,368

Vested and expected to vest at June 30, 2012	2,081	$17.17	7.20	$32,252

The weighted-average grant-date fair value of stock options granted during the three months ended June 30, 2012 and 2011 was $12.41 and $11.36, respectively. The weighted–average grant-date fair value of stock options granted during the six months ended June 30, 2012 and 2011 was $12.27 and $11.36, respectively. The total intrinsic value of stock options exercised during the three months ended June 30, 2012 and 2011 was $3.8 million and $1.2 million, respectively. The total intrinsic value of stock options exercised during the six months ended June 30, 2012 and 2011 was $9.5 million and $3.6 million, respectively.

The following table summarizes the status of the Company’s nonvested restricted stock awards as of June 30, 2012, and changes during the six months then ended (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2012	961	$19.02
Granted	406	27.97
Vested	(298)	18.09
Forfeited	(56)	18.44

Nonvested at June 30, 2012	1,013	$22.92

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

As of June 30, 2012, there was a total of $32.2 million of unrecognized compensation cost related to all non-vested stock-based compensation awards granted, as recorded in accordance with ASC 718. This cost is expected to be recognized over a weighted-average remaining period of 3.04 years for stock options and 3.13 years for restricted stock awards. The total fair value of shares vested during the three months ended June 30, 2012 and 2011 was $9.1 million and $5.7 million, respectively. The total fair value of shares vested during the six months ended June 30, 2012 and 2011 was $10.1 million and $6.8 million, respectively.

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

A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2012 and 2011 are shown in the following table (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator
Net income	$3,604	$9,997	$7,374	$13,183
Denominator
Denominator for basic earnings per share:
Weighted average common shares outstanding	24,406	23,571	24,212	23,491
Denominator for diluted earnings per share:
Dilutive potential common shares:
Stock options	601	893	603	949
Restricted stock awards	270	326	267	358

Weighted average common shares outstanding with assumed conversion	25,277	24,790	25,082	24,798

Basic earnings per share	$0.15	$0.42	$0.30	$0.56

Diluted earnings per share	$0.14	$0.40	$0.29	$0.53

Total number of anti-dilutive shares of stock options and nonvested stock excluded from calculation of diluted earnings per share	487	124	518	69

9.	INCOME TAXES

The Company’s effective tax rate for the three and six months ended June 30, 2012 was 37% and 38% respectively, and differed from the federal statutory rate of 35% primarily due to state and local income taxes, and benefit associated with domestic production activities deduction.

The Company’s effective tax rate for the three and six months ended June 30, 2011 was 7% and 8%, respectively, and differed from the federal statutory rate of 35% primarily due to state and local income taxes, stock-based compensation, and release of valuation allowance related to the expected utilization of previously valued attributes based on projected taxable income in 2011. The majority of the Company’s domestic net deferred tax assets was offset by the valuation allowance. The Company’s income tax expense for the three and six months ended June 30, 2011 primarily consisted of foreign and domestic state and local income taxes.

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

The Company had approximately $2.1 million of gross unrecognized tax benefits as of December 31, 2011. For the six months ended June 30, 2012, there was no change relating to the Company’s tax positions. In April 2012, the Company was notified by the Internal Revenue Service that its 2010 Federal income tax return will be examined.

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

On March 4, 2011, DataTrak International, Inc. filed a complaint for alleged patent infringement against the Company in DataTrak International v. Medidata Solutions, C.A. No. 1:11-cv-00458 in the U.S. District Court for the Northern District of Ohio. The complaint asserts infringement of U.S. Patent No. 7,464,087 (the “’087 Patent”), which claims a method and system for unifying data from a variety of sources. The complaint asserts that the Company infringes the patent owned without providing any details concerning the alleged infringement, and it seeks unspecified damages and injunctive relief. On October 28, 2011, the Company filed an application for ex parte reexamination of the ’087 Patent with the U.S. Patent and Trademark Office (the “PTO”). On December 16, 2011, the PTO issued a non-final rejection of the validity of all claims of the ’087 Patent. On the same date, the district court granted the Company’s motion to stay the case pending reexamination of the patent-in-suit. On April 6, 2012, the PTO issued its final office action rejecting all asserted claims of the ’087 Patent. In July 2012, DataTrak filed a notice of appeal to the Board of Patent Appeals and Interferences. If this appeal is not successful and the decision is ultimately upheld, it will result in the elimination of the litigation. The Company believes that it has valid defenses to the lawsuit and intends to defend itself vigorously in the event the stay of the case is lifted. The probability of a favorable or unfavorable outcome to the Company in the event the stay of the case is lifted is unknown and a range of loss, if any, cannot be estimated at this time. As a result, the Company has not recorded any accrual associated with this litigation.

On July 31, 2012, DataTrak was issued U.S. Patent No. 8,234,294 (the “’294 Patent”), which is closely related to the ’087 Patent previously asserted against the Company. On July 31, 2012, the Company filed a lawsuit against DataTrak in the U.S. District Court for the District of New Jersey seeking a declaratory judgment of patent invalidity and non-infringement concerning the ’294 Patent. The Company intends to vigorously pursue its claims and defenses concerning the ’294 Patent. The ultimate outcome of this litigation cannot presently be determined, nor can the liability that could potentially result from a negative outcome be reasonably estimated. As a result, the Company has not recorded any accrual associated with this litigation.

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

Overview

We are a leading global provider of cloud-based drug development solutions that optimize the efficiency of our customers’ clinical development processes from concept to conclusion, optimizing their research and development investments. Our customers are pharmaceutical, biotechnology and medical device companies, academic institutions, contract research organizations, or CROs, and other organizations engaged in clinical trials to bring medical products and treatments to market and explore new indications for existing medical products. Our solutions allow our customers to increase the value of their development programs by more efficiently and effectively designing, planning, and managing key aspects of the clinical trial process, including study and protocol design, trial planning and budgeting, site negotiation, clinical portal, trial management, randomization and trial supply management, clinical data capture and management, safety events capture, medical coding, clinical business analytics, and data flow and interoperability among multiple trial applications. Our customers rely on our solutions to safely accelerate the clinical development process, driving decision-making and saving resources in the development lifecycle.

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

We have grown our revenues significantly since inception by expanding our customer base, increasing penetration with existing customers, selling multiple products under our clinical cloud-based platform, enhancing our products and services and growing our indirect channel. In order to achieve and sustain our growth objectives, we have invested and will continue to invest in key areas, including: new personnel, particularly in direct domestic and international sales activities; resources to support our product development, including product functionality and platform; marketing programs to build brand awareness; and infrastructure to support growth.

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

Our customer base has grown from 148 at January 1, 2009 to 316 at June 30, 2012. Our relationships with some of these customers include multiple divisions and business units at various domestic and international locations. We generate revenues from sales to new customers as well as sales and renewals from our existing customers. Our global direct sales organization represents our primary source of sales, with an increasing volume of sales generated through our CRO relationships. Our customer retention rate was 96.7% and 95.4% for the six months ended June 30, 2012 and 2011, respectively. We calculate customer retention based upon the number of customers that existed both at the beginning and end of the relevant period. Revenues from lost customers for the six months ended June 30, 2012 and 2011 accounted for 0.5% and 4.2%, respectively, of total prior year revenues. To calculate the impact of customers lost during the period, we consider the revenues recognized from lost customers during the most recent prior fiscal year as a percentage of total company revenues from the same period. Traditionally, we maintain a high percentage of customer retention and hence the revenue impact from lost customers is insignificant to our total revenues. We believe revenues from lost customers coupled with customer retention rate give the best sense of volume and scale of customer loss and retention. Our presentation of customer retention and revenues from lost customers may differ from other companies in our industry.

We manage our business as one reportable segment. Historically, we have generated most of our revenues from sales to customers located in the United States. However, revenues generated from customers located in Europe and Asia (including Australia) represent a significant portion of overall revenues. Revenues generated from customers located in Europe represented approximately 20% and 21% of total revenues for the three months ended June 30, 2012 and 2011, respectively, and approximately 19% and 22% of total revenues for the six months ended June 30, 2012 and 2011, respectively. Revenues generated from customers in Asia represented approximately 14% and 13% of total revenues for the three months ended June 30, 2012 and 2011, respectively, and approximately 15% and 14% of total revenues for the six months ended June 30, 2012 and 2011, respectively. We expect sales from customers in Europe and Asia to continue to represent a significant portion of total sales as we continue to serve existing and new customers in these markets.

With our adoption of Accounting Standards Codification, or ASU, No. 2009-13, Multiple Deliverable Revenue Arrangements, on January 1, 2011, we recognize revenue from professional services as services are delivered for all arrangements entered into or materially modified subsequent to the date of adoption, while revenue recognition for professional services arrangements entered into prior to 2011 continues to be ratable over the term of the corresponding application services arrangement until such arrangements expire. Thus, over time we expect professional services to no longer contribute to total backlog or deferred revenue in a significant manner. Consequently, we now monitor application services backlog as an indicator of the underlying health of our business.

Application services backlog solely relates to our cloud-based offerings, representing the total future contract value of outstanding multi-study and single-study arrangements, billed and unbilled, at a point in time. Application services revenues generated in any given period is a function of revenue recognized from the beginning of period application services backlog, contract renewals, and new customer contracts. For this reason, application services backlog at the beginning of any period is not necessarily indicative of long-term future performance. We monitor the amount of revenues expected to be recognized from application services backlog over the current fiscal year while updating application services backlog each quarter to indicate how much remains to be recognized within the year. As of January 1, 2012, we had full year application services backlog of approximately $135 million. The remaining amount of revenue to be recognized from application services backlog in the current year, or remaining application services backlog, as of June 30, 2012 is approximately $80 million.

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

Acquisition of Clinical Force

On July 1, 2011, we completed an acquisition of Clinical Force, a provider of clinical trial management systems, or CTMS. With this acquisition, we expanded our service offerings to include a clinical trial management solution, which enables our customers to reduce the financial and operational management burden of clinical trials, streamline clinical processes and increase visibility to timely information that enhances governance and decision making. The total consideration is expected to be $7.0 million consisting of a cash payment of $5.2 million paid at the closing date, plus additional performance-based earn-out payments of up to $2.6 million, which had an estimated fair value of $1.8 million as of the acquisition date. Our results of operations for the three and six months ended June 30, 2012 include the operations of Clinical Force. We have combined Clinical Force into our single operating segment.

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

Our application services are principally provided through multi-study arrangements, which grant customers the right to manage up to a predetermined number of clinical trials for a term generally ranging from three to five years, as well as single-study arrangements that allow customers to use application services for an individual study and/or to evaluate our application services prior to committing to multi-study arrangements. Many of our customers have migrated from single-study arrangements to multi-study arrangements and multi-study arrangements represent the majority of our application services revenues. We also offer other applications under our cloud-based platform that improve efficiencies for clinical trials from concept to conclusion.

Our professional services provide our customers with reliable, repeatable and cost-effective implementation and training in the use of our application services. We also offer consulting services to advise customers on ways to optimize their clinical development process from trial concept to conclusion. Professional services revenues have represented a smaller portion of overall revenues in recent years. Over the long term, we expect professional services revenues to decline slightly as a percentage of total revenues as our customers and partners become more adept at the management and configuration of our technology for their clinical trials as part of our knowledge transfer efforts.

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

Results of Operations

We recognize revenues from application services arrangements ratably over the terms of these arrangements. As a result, a substantial majority of our application services revenues in each quarter are generated from arrangements entered into in prior periods. Consequently, an increase or a decrease in application services arrangements in a particular quarter may not significantly affect results of operations in that quarter.

Our typical practice is to sell application services and professional services in a multiple-element arrangement. In connection with our adoption of ASU No. 2009-13 on January 1, 2011, we began to recognize revenues from professional services as delivered for any multiple-element arrangements entered into or materially modified subsequent to 2011. Concurrently, as required by ASU No. 2009-13, we continue to recognize revenues from professional services ratably over the term of the multiple-element arrangements entered into prior to 2011 under the pre-amended ASC 605-25, Revenue Recognition — Multiple-Element Arrangements, until such arrangements expire. As a result, professional services revenues for the three and six months ended June 30, 2012 and 2011 consisted of revenues recognized under different revenue recognition policies as stated. Regardless of revenue recognition, we recognize expenses related to our professional services in the period in which the expenses are incurred.

As of the current year, we now expect professional services revenues and gross margins to be more reflective of the services delivered during each reporting period. The revenue impact of multiple-element arrangements entered into prior to 2011 continues to decline significantly as those arrangements expire and more professional services revenues are recognized on an as delivered basis.

During the second quarter of 2012, we signed a large contract with the research division of a top ten pharmaceutical company, an existing customer, which selected our clinical cloud-based platform for its global clinical technology needs. This contract provides this customer with access to our full clinical cloud platform. We estimate that this contract will be worth in excess of $100 million in applications services revenues over five years, inclusive of a multi-year adoption ramp and assuming certain performance incentives are satisfied and that annual renewal options are exercised in the final two years. Excluding exercise of customer’s renewal options in years four and five and payment of any performance incentive bonuses, the minimum contractual obligation of this contract will be approximately $57 million over the first three years, including professional services to be delivered in the first year of the contract. The incremental revenues recognized from this contract did not have a significant impact on our total revenues for the three and six months ended June 30, 2012. It is our intention to pursue additional platform sales with our other customers, realizing that our platform strategy will require additional time and investment to mature.

The following table sets forth our consolidated results of operations as a percentage of total revenues for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Application services	77.6%	77.7%	77.0%	79.6%
Professional services	22.4%	22.3%	23.0%	20.4%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
Application services	15.3%	14.0%	15.1%	15.6%
Professional services	14.1%	12.6%	14.1%	13.5%

Total cost of revenues	29.4%	26.6%	29.2%	29.1%

Gross profit	70.6%	73.4%	70.8%	70.9%

Operating costs and expenses:
Research and development	19.9%	14.0%	19.8%	15.6%
Sales and marketing	22.9%	19.5%	21.8%	19.5%
General and administrative	17.1%	18.5%	17.8%	20.2%

Total operating costs and expenses	59.9%	52.0%	59.4%	55.3%

Operating income	10.7%	21.4%	11.4%	15.6%

Three Months Ended June 30, 2012 Compared with Three Months Ended June 30, 2011

Revenues

	Three Months Ended June 30,
	2012		2011		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Revenues:
Application services	$41,541	77.6%	$39,027	77.7%	$2,514	6.4%
Professional services	11,972	22.4%	11,175	22.3%	797	7.1%

Total revenues	$53,513	100.0%	$50,202	100.0%	$3,311	6.6%

Total revenues. Total revenues increased $3.3 million, or 6.6%, to $53.5 million for the three months ended June 30, 2012 from $50.2 million for the same period in 2011. The increase in revenues was primarily due to a $2.5 million increase in revenues from application services and an $0.8 million increase in revenues from professional services. During the second quarter of 2012, we added 33 new customers to reach a total of 316 customers as of June 30, 2012. At the start of the second quarter of 2012, we had approximately $107 million of 2012 remaining application services backlog. As of June 30, 2012, the total 2012 remaining application services backlog was approximately $80 million.

Application services revenues. Revenues from application services increased $2.5 million, or 6.4%, to $41.5 million for the three months ended June 30, 2012 from $39.0 million for the same period in 2011. The majority of the increase in application services revenues was derived from increased activity among our existing large customers and midmarket customers, primarily resulting from new studies and renewals. We also benefitted from strong demand from both new and existing customers for multiple products. Our application services revenues for the three months ended June 30, 2011 included a $2.3 million one-time revenue acceleration associated with two customer contract renewals as a result of our adoption of ASU No. 2009-13, of which $1.2 million was accelerated from future periods in 2011 and 2012. Excluding this impact, revenues from new customers accounted for 64% of the total increase in application services revenues.

Professional services revenues. Revenues from professional services increased $0.8 million, or 7.1%, to $12.0 million for the three months ended June 30, 2012 from $11.2 million for the same period in 2011. The increase in professional services revenues was due to higher billings, primarily resulting from high demand for servicing of new products. The majority of our professional services were recognized as delivered in current year as compared with the same period in prior year, following our adoption of ASU No. 2009-13 on January 1, 2011. Our professional services revenues for the three months ended June 30, 2011 included a $3.0 million one-time revenue acceleration associated with two customer contract renewals as a result of our adoption of ASU No. 2009-13, of which $2.3 million was accelerated from future periods in 2011 and 2012. Excluding this impact, revenues from new customers accounted for 52% of the total increase in professional services revenues.

Cost of Revenues

	Three Months Ended June 30,
	2012		2011		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Cost of revenues:
Application services	$8,213	15.3%	$7,050	14.0%	$1,163	16.5%

Professional services	7,562	14.1%	6,306	12.6%	1,256	19.9%

Total cost of revenues	$15,775	29.4%	$13,356	26.6%	$2,419	18.1%

Total cost of revenues. Total cost of revenues increased $2.5 million, or 18.1%, to $15.8 million for the three months ended June 30, 2012 from $13.3 million for the same period in 2011.

Cost of application services revenues. Cost of application services revenues increased $1.2 million, or 16.5%, to $8.2 million for the three months ended June 30, 2012 from $7.0 million for the same period in 2011. The increase was primarily due to higher technology-related expenses associated with our multi-year software-related licenses and service contracts entered into during the second quarter of 2012. The increase was also driven by the increase in hosting costs resulting from increased headcount and outside consultants to support our business growth.

Cost of professional services revenues. Cost of professional services revenues increased $1.3 million, or 19.9%, to $7.6 million for the three months ended June 30, 2012 from $6.3 million for the same period in 2011. The increase was primarily driven by higher personnel-related costs resulting from an increase in headcount to support our high demand for servicing of new products. In addition, reimbursable customer-related expenses were also higher due to an overall increase in professional services activities.

Operating Costs and Expenses

	Three Months Ended June 30,
	2012		2011		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Operating costs and expenses:
Research and development	$10,628	19.9%	$7,043	14.0%	$3,585	50.9%
Sales and marketing	12,263	22.9%	9,784	19.5%	2,479	25.3%
General and administrative	9,159	17.1%	9,296	18.5%	(137)	(1.5)%

Total operating costs and expenses	$32,050	59.9%	$26,123	52.0%	$5,927	22.7%

Total operating costs and expenses. Total operating costs and expenses increased $5.9 million, or 22.7%, to $32.0 million for the three months ended June 30, 2012 from $26.1 million for the same period in 2011. Research and development and sales and marketing primarily accounted for the increase in total operating costs and expenses, while general and administrative costs remained relatively constant.

Research and development expenses. Research and development expenses increased $3.6 million, or 50.9%, to $10.6 million for the three months ended June 30, 2012 from $7.0 million for the same period in 2011. The increase was primarily due to an increase in personnel-related costs of $2.6 million, which was attributable to significant increases in staffing levels in order to accelerate the enhancement and broadening of our product offerings. The increase was also due to higher recruiting expenses driven by the increase in headcount. We believe our investments in research and development position us to capitalize on the opportunities we see in our markets.

Sales and marketing expenses. Sales and marketing expenses increased $2.5 million, or 25.3%, to $12.3 million for the three months ended June 30, 2012 from $9.8 million for the same period in 2011. The increase was primarily due to higher personnel-related costs of $2.1 million, resulting from increased staffing levels associated with the expansion of the reach and capability of our global sales organization in support of our overall growth initiatives. In addition, sales incentive compensation costs were also higher as a result of higher sales performance versus a year ago.

General and administrative expenses. General and administrative expenses decreased $0.2 million, or 1.5%, to $9.1 million for the three months ended June 30, 2012 from $9.3 million for the same period in 2011. The decrease was primarily due to lower legal fees resulting from our legal settlement with Datasci in December 2011.

Income Tax Expense

Income tax expense increased $1.4 million to $2.1 million for the three months ended June 30, 2012 from $0.7 million for the same period in 2011. The increase was the result of a higher effective tax rate at 37% versus 7% a year ago, following the reversal of our valuation allowance in the fourth quarter of 2011. At June 30, 2011, we maintained a valuation allowance against the majority of our domestic net deferred tax assets. Our U.S. Federal income tax liability for the three months ended June 30, 2011 was substantially covered by our net operating loss carryforwards.

Six Months Ended June 30, 2012 Compared with Six Months Ended June 30, 2011

Revenues

	Six Months Ended June 30,
	2012		2011		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Revenues:
Application services	$79,937	77.0%	$72,432	79.6%	$7,505	10.4%
Professional services	23,935	23.0%	18,527	20.4%	5,408	29.2%

Total revenues	$103,872	100.0%	$90,959	100.0%	$12,913	14.2%

Total revenues. Total revenues increased $12.9 million, or 14.2%, to $103.9 million for the six months ended June 30, 2012 from $91.0 million for the same period in 2011. The increase in revenues was primarily due to a $7.5 million increase in revenues from application services and a $5.4 million increase in revenues from professional services. During the first six months of 2012, we added 50 new customers, to reach a total of 316 customers as of June 30, 2012. At the start of 2012, we had approximately $135 million of 2012 full year application services backlog. As of June 30, 2012, the total 2012 remaining application services backlog was approximately $80 million.

Application services revenues. Revenues from application services increased $7.5 million, or 10.4%, to $79.9 million for the six months ended June 30, 2012 from $72.4 million for the same period in 2011. The majority of the increase in application services revenues was derived from increased activity among our existing large customers and midmarket customers, primarily resulting from new studies and renewals. We also benefitted from strong demand from both new and existing customers for multiple products. Our application services revenues for the six months ended June 30, 2011 included a $2.5 million one-time revenue acceleration associated with two customer contract renewals as a result of our adoption of ASU No. 2009-13, of which $1.2 million was accelerated from future periods in 2011 and 2012. Excluding this impact, revenues from new customers accounted for 56% of the total year on year increase in application services revenues.

Professional services revenues. Revenues from professional services increased $5.4 million, or 29.2%, to $23.9 million for the six months ended June 30, 2012 from $18.5 million for the same period in 2011. The increase in professional services revenues was due to higher billings, primarily resulting from high demand for servicing of new products. The majority of our professional services were recognized as delivered in current year as compared with the same period in prior year, following our adoption of ASU No. 2009-13 on January 1, 2011. Our professional services revenues for the six months ended June 30, 2011 included a $3.5 million one-time revenue acceleration associated with two customer contract renewals as a result of our adoption of ASU No. 2009-13, of which $2.3 million was accelerated from future periods in 2011 and 2012. Excluding this impact, revenues from new customers accounted for 45% of the total increase in professional services revenues.

Cost of Revenues

	Six Months Ended June 30,
	2012		2011		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Cost of revenues:
Application services	$15,697	15.1%	$14,192	15.6%	$1,505	10.6%

Professional services	14,693	14.1%	12,252	13.5%	2,441	19.9%

Total cost of revenues	$30,390	29.2%	$26,444	29.1%	$3,946	14.9%

Total cost of revenues. Total cost of revenues increased $4.0 million, or 14.9%, to $30.4 million for the six months ended June 30, 2012 from $26.4 million for the same period in 2011.

Cost of application services revenues. Cost of application services revenues increased $1.5 million, or 10.6%, to $15.7 million for the six months ended June 30, 2012 from $14.2 million for the same period in 2011. The increase was primarily due to higher technology-related expenses associated with our multi-year software-related licenses and service contracts entered into during the second quarter of 2012. The increase was also driven by the increase in hosting costs resulting from increased headcount and outside consultants to support our business growth.

Cost of professional services revenues. Cost of professional services revenues increased $2.4 million, or 19.9%, to $14.7 million for the six months ended June 30, 2012 from $12.3 million for the same period in 2011. The increase was primarily driven by higher personnel-related costs resulting from an increase in headcount to support our high demand for servicing of new products. In addition, reimbursable customer-related expenses were also higher due to an overall increase in professional services activities.

Operating Costs and Expenses

	Six Months Ended June 30,
	2012		2011		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Operating costs and expenses:
Research and development	$20,583	19.8%	$14,205	15.6%	$6,378	44.9%
Sales and marketing	22,646	21.8%	17,731	19.5%	4,915	27.7%
General and administrative	18,449	17.8%	18,382	20.2%	67	0.4%

Total operating costs and expenses	$61,678	59.4%	$50,318	55.3%	$11,360	22.6%

Total operating costs and expenses. Total operating costs and expenses increased $11.4 million, or 22.6%, to $61.7 million for the six months ended June 30, 2012 from $50.3 million for the same period in 2011. Costs increased in each department with the larger increases in research and development and sales and marketing.

Research and development expenses. Research and development expenses increased $6.4 million, or 44.9%, to $20.6 million for the six months ended June 30, 2012 from $14.2 million for the same period in 2011. The increase was primarily due to an increase in personnel-related costs of $4.8 million, which was attributable to significant increases in staffing levels in order to accelerate the enhancement and broadening of our product offerings. The increase was also due to higher recruiting expenses driven by the increase in headcount. We believe our investments in research and development position us to capitalize on the opportunities we see in our markets.

Sales and marketing expenses. Sales and marketing expenses increased $4.9 million, or 27.7%, to $22.6 million for the six months ended June 30, 2012 from $17.7 million for the same period in 2011. The increase was primarily due to higher personnel-related costs of $3.7 million, resulting from increased staffing levels associated with the expansion of the reach and capability of our global sales organization in support of our overall growth initiatives. In addition, sales incentive compensation costs were also higher as a result of higher sales performance versus a year ago. Higher travel-related costs and professional fees, in support of increased selling and marketing-related activities, also impacted expenses.

General and administrative expenses. General and administrative expenses remained relatively constant at $18.5 million for the six months ended June 30, 2012 as compared with $18.4 million for the same period in 2011. An increase in personnel-related costs, primarily resulting from higher incentive compensation costs, was offset by a decrease in professional fees driven by lower legal fees resulting from our legal settlement with Datasci in December 2011 and overall lower accounting-related fees.

Income Tax Expense

Income tax expense increased $3.4 million to $4.5 million for the six months ended June 30, 2012 from $1.1 million for the same period in 2011. The increase was the result of a higher effective tax rate at 38% versus 8% a year ago, following the reversal of our valuation allowance in the fourth quarter of 2011. At June 30, 2011, we maintained a valuation allowance against the majority of our domestic net deferred tax assets. Our U.S. Federal income tax liability for the six months ended June 30, 2011 was substantially covered by our net operating loss carryforwards.

Liquidity and Capital Resources

Our principal sources of liquidity were cash, cash equivalents and marketable securities of $113.9 million at June 30, 2012 and $107.7 million at December 31, 2011. Cash and cash equivalents increased $13.5 million during the first six months of 2012 primarily due to net proceeds from marketable securities, increased billings from our strong sales activities and collections from our accounts receivable, and proceeds from stock option exercises. We manage our cash equivalents and marketable securities as a single investment portfolio that is intended to be available to meet our current cash requirements. Cash equivalents substantially consist of investment in money market funds. Marketable securities, which we classify as available-for-sale securities, primarily consist of high quality commercial paper, corporate bonds, U.S. government debt obligations, and bank certificates of deposit. Marketable securities with remaining effective maturities of twelve months or less from the balance sheet date are classified as short-term; otherwise, they are classified as long-term on the consolidated balance sheet. Our investment policy for this investment portfolio generally requires investments in securities with less than one year to maturity.

We have a $10.0 million revolving line of credit under our senior secured credit facility, as amended, that matures in September 2013. Except for the $0.3 million reduction of the available amount due to a standby letter of credit issued in connection with the office lease executed under our credit agreement, the revolving line of credit remains undrawn. As of June 30, 2012, approximately $9.7 million of the revolving line of credit was still available for future borrowings. Due to the structure of the credit agreement, any future borrowings under the revolving line of credit will be classified as a current liability. As of June 30, 2012, the effective interest rate for our senior secured credit facility, as amended, was 2.75%, if borrowing under the U.S. London Interbank Offer Rate, or LIBOR, option. We are in compliance with all covenants under our senior secured credit facility, as amended, as of June 30, 2012.

We believe that our cash flows from operations, existing cash and cash equivalents and highly liquid marketable securities and our availability under our existing revolving line of credit will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for the foreseeable future. For the remainder of 2012, we expect to make approximately $3 to $4 million in capital expenditures, primarily to enhance our infrastructure and increase the capacity in our Houston data center, as well as to enhance our computer equipment across various corporate functions. We expect to acquire our capital equipment through purchases as opposed to capital lease arrangements.

Cash Flows

Cash Flows Provided By Operating Activities

Cash flows provided by operating activities during the six months ended June 30, 2012 were $8.2 million, which consisted primarily of net income of $7.4 million, non-cash adjustments, including stock-based compensation of $5.3 million, depreciation and amortization of $4.0 million and deferred income taxes of $3.3 million, as well as changes in working capital. The change in working capital includes increases in accounts receivable of $10.7 million, deferred revenue of $4.6 million, and prepaid expenses and other current assets of $2.7 million. The fluctuation within accounts receivable and deferred revenue was primarily due to higher billing activities, partially offset by our strong customer collections, as well as the timing of associated revenue recognition. The increase in prepaid expenses and other current assets related to payments for multi-year software-related licenses and service contracts expected to be utilized over the following three years.

Cash flows provided by operating activities during the six months ended June 30, 2011 were $11.6 million, which consisted primarily of net income of $13.2 million, non-cash adjustments of stock-based compensation of $4.0 million and depreciation and amortization of $4.0 million, a decrease in accounts receivable of $6.4 million, partially offset by a decrease in deferred revenue of $12.3 million and a decrease in accrued payroll and other compensation of $4.3 million. The changes in working capital was impacted by the fluctuation within accounts receivable and deferred revenue, which was primarily due to the timing of billings, the associated revenue recognition and the decline in large upfront payments received from our customers. Some of our larger customers changed to more periodic payment terms upon their contracts renewals. This trend has been consistent with our expectation as our cloud-based business model continues to evolve. The decrease in accrued payroll and other compensation was the result of our payment of annual bonuses.

Cash Flows Provided by Investing Activities

Cash flows provided by investing activities during the six months ended June 30, 2012 were $3.4 million, which was related to $43.0 million in proceeds from the sale and maturity of marketable securities, partially offset by $36.3 million in purchases of marketable securities and $3.2 million in purchases of furniture, fixtures and equipment. For the six months ended June 30, 2012 we acquired an insignificant amount of equipment through capital lease arrangements.

Cash flows used in investing activities during the six months ended June 30, 2011 were $5.3 million, which was related to the $70.2 million purchases of marketable securities and the $1.9 million purchases of furniture, fixtures and equipment, partially offset by the $66.7 million in proceeds from the sale and maturity of marketable securities and a $0.1 million decrease in our restricted cash. For the six months ended June 30, 2011, we did not acquire any equipment through capital lease arrangements.

Cash Flows Provided by Financing Activities

Cash flows provided by financing activities during the six months ended June 30, 2012 were $1.8 million, which was primarily due to $4.6 million in proceeds from stock option exercises and $0.7 million of excess tax benefit realized from equity awards, partially offset by $3.1 million relating to the acquisition of treasury stock in connection with the vesting of restricted stock awards and $0.3 million in acquisition-related earn-out payments.

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

Contractual Obligations, Commitments and Contingencies

In April 2012, we exercised our provision pursuant to the lease agreement to opt out of an optional additional five-year term, beginning October 2012, at our Uxbridge, United Kingdom office. The total amount of the original lease commitment for this optional lease term was approximately $1.5 million over five years, which is now no longer an obligation to us. At this time, we are still in negotiations and have not finalized the new lease of our office space in the United Kingdom.

Other than stated above, there was no material change in our contractual obligations during the first six months of 2012.

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

On March 4, 2011, DataTrak International, Inc. filed a complaint for alleged patent infringement against us in DataTrak International v. Medidata Solutions, C.A. No. 1:11-cv-00458 in the U.S. District Court for the Northern District of Ohio. The complaint asserts infringement of U.S. Patent No. 7,464,087, or the ’087 Patent, which claims a method and system for unifying data from a variety of sources. The complaint asserts that we infringe the patent owned without providing any details concerning the alleged infringement, and it seeks unspecified damages and injunctive relief. On October 28, 2011, we filed an application for ex parte reexamination of the ’087 Patent with the U.S. Patent and Trademark Office, or PTO. On December 16, 2011, the PTO issued a non-final rejection of the validity of all claims of the ’087 Patent. On the same date, the district court granted our motion to stay the case pending reexamination of the patent-in-suit. On April 6, 2012, the PTO issued its final office action rejecting all asserted claims of the ’087 Patent. In July 2012, DataTrak filed a notice of appeal to the Board of Patent Appeals and Interferences. If this appeal is not successful and the decision is ultimately upheld, it will result in the elimination of the litigation. We believe that we have valid defenses to the lawsuit and intend to defend it vigorously in the event the stay of the case is lifted. The probability of a favorable or unfavorable outcome to us in the event the stay of the case is lifted is unknown and a range of loss, if any, cannot be estimated at this time. As a result, we have not recorded an accrual associated with this litigation.

On July 31, 2012, DataTrak was issued U.S. Patent No. 8,234,294, or the ’294 Patent, which is closely related to the ’087 Patent previously asserted against us. On July 31, 2012, we filed a lawsuit against DataTrak in the U.S. District Court for the District of New Jersey seeking a declaratory judgment of patent invalidity and non-infringement concerning the ’294 Patent. We intend to vigorously pursue our claims and defenses concerning the ’294 Patent. The ultimate outcome of this litigation cannot presently be determined, nor can the liability that could potentially result from a negative outcome be reasonably estimated. As a result, we have not recorded an accrual associated with this litigation.

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

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, which simplifies how entities test goodwill for impairment. ASU No. 2011-08 permits an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU No. 2011-08 is effective for interim and annual reporting periods beginning after December 15, 2011, with early adoption permitted. We adopted ASU No. 2011-08 on January 1, 2012 and the adoption did not have a material impact on our consolidated financial statements.

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

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $58.7 million at June 30, 2012. Our cash equivalents are principally invested in money market funds. We also had investments in marketable securities, which we classify as available-for-sale securities, totaling $55.2 million at June 30, 2012. Substantially all of our marketable securities are fixed income securities, which primarily consist of high quality commercial paper, corporate bonds, U.S. government debt obligations, and bank certificates of deposit. The unrestricted cash and cash equivalents as well as marketable securities are held for working capital purposes. We manage our cash equivalents and marketable securities as a single investment portfolio that is intended to be available to meet our current cash requirements. We do not enter into investments for trading or speculative purposes. Due to the short-term nature and high credit ratings of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

We have a floating rate revolving line of credit under our senior secured credit facility, as amended, which is currently undrawn. Accordingly, we will be exposed to fluctuations in interest rates if such revolving line of credit is drawn. Assuming the maximum available amount of our revolving line of credit was drawn as of June 30, 2012, each hundred basis point change in prime rate or LIBOR would result in a change in interest expense by an average of approximately $0.1 million annually.

Exchange Rate Sensitivity

We have two separate exposures to currency fluctuation risk: subsidiaries outside the United States that use a foreign currency as their functional currency that are translated into U.S. dollars for consolidation and non-U.S. dollar-invoiced revenues.

Changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency are translated into U.S. dollars and result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We have translation exposure to various foreign currencies, including the Euro, British Pound Sterling and Japanese Yen. The potential translation loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to $1.2 million estimated for the six months ended June 30, 2012.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2012, an evaluation was performed with the participation of our Disclosure Committee and our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon such evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2012.

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

A summary of our repurchases of shares of our common stock for the three months ended June 30, 2012 was as follows:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs

April 1 – April 30, 2012	—	$—	—	—
May 1 – May 31, 2012	87,093	27.56	—	—
June 1 – June 30, 2012	22,528	30.08	—	—

Total	109,621	$28.08	—	—

(1)	Represents the number of shares acquired as payment by employees of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under our 2009 Plan.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

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

Date: August 6, 2012

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