Form 10-Q
period 2012-09-30
Medidata Solutions, Inc.
filed 2012-11-09
CIK 1453814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-34387
_____________________________________
Medidata Solutions, Inc.
(Exact name of registrant as specified in its charter)
 _____________________________________

Delaware	13-4066508
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

79 Fifth Avenue, 8th Floor New York, New York	10003
(Address of principal executive offices)	(Zip Code)
(212) 918-1800
(Registrant’s telephone number, including area code)
 _____________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of October 31, 2012, the registrant had 25,911,084 shares of common stock outstanding.

MEDIDATA SOLUTIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2012

- i -

PART I FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)
MEDIDATA SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except per share data)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$37,404	$45,214
Marketable securities	86,230	62,463
Accounts receivable, net of allowance for doubtful accounts of $688 and $882, respectively	31,627	22,970
Prepaid commission expense	2,032	1,743
Prepaid expenses and other current assets	7,853	4,380
Deferred income taxes	5,401	10,896
Total current assets	170,547	147,666
Restricted cash	388	388
Furniture, fixtures and equipment, net	9,233	9,825
Goodwill	15,386	15,164
Intangible assets, net	2,159	3,425
Deferred income taxes – long-term	11,563	11,581
Other assets	2,929	1,786
Total assets	$212,205	$189,835
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,640	$3,861
Accrued payroll and other compensation	10,833	9,854
Accrued expenses and other	5,806	5,886
Deferred revenue	49,926	51,225
Capital lease obligations	57	114
Total current liabilities	70,262	70,940
Noncurrent liabilities:
Deferred revenue, less current portion	11,488	12,037
Deferred tax liabilities	627	629
Capital lease obligations, less current portion	114	136
Other long-term liabilities	1,004	1,976
Total noncurrent liabilities	13,233	14,778
Total liabilities	83,495	85,718
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $0.01 per share; 100,000 shares authorized, 26,247 and 25,053 shares issued; 25,890 and 24,888 shares outstanding, respectively	262	250
Additional paid-in capital	153,639	137,556
Treasury stock, 357 and 165 shares, respectively	(5,626)	(2,186)
Accumulated other comprehensive income (loss)	149	(362)
Accumulated deficit	(19,714)	(31,141)
Total stockholders’ equity	128,710	104,117
Total liabilities and stockholders’ equity	$212,205	$189,835
The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Application services	$43,973	$35,940	$123,910	$108,372
Professional services	11,872	10,365	35,807	28,892
Total revenues	55,845	46,305	159,717	137,264
Cost of revenues(1)(2)
Application services	8,402	7,279	24,099	21,471
Professional services	7,497	6,224	22,190	18,476
Total cost of revenues	15,899	13,503	46,289	39,947
Gross profit	39,946	32,802	113,428	97,317
Operating costs and expenses:
Research and development(1)	11,239	7,306	31,822	21,511
Sales and marketing(1)(2)	12,147	8,788	34,793	26,519
General and administrative(1)	9,721	9,140	28,170	27,522
Total operating costs and expenses	33,107	25,234	94,785	75,552
Operating income	6,839	7,568	18,643	21,765
Interest and other (expense) income:
Interest expense	(71)	(30)	(120)	(97)
Interest income	65	64	196	227
Other (expense) income, net	(7)	244	(17)	242
Total interest and other (expense) income, net	(13)	278	59	372
Income before income taxes	6,826	7,846	18,702	22,137
Provision for income taxes	2,773	364	7,275	1,472
Net income	$4,053	$7,482	$11,427	$20,665
Earnings per share:
Basic	$0.16	$0.32	$0.47	$0.88
Diluted	$0.16	$0.31	$0.45	$0.84
Weighted average common shares outstanding:
Basic	24,773	23,752	24,400	23,579
Diluted	25,682	24,491	25,292	24,683
(1)    Stock-based compensation expense included in cost of revenues and operating costs and expenses is as follows:

Cost of revenues	$483	$361	$1,292	$922
Research and development	289	226	787	523
Sales and marketing	761	553	2,128	1,464
General and administrative	1,318	1,297	3,956	3,564
Total stock-based compensation	$2,851	$2,437	$8,163	$6,473
(2)    Amortization of intangible assets included in cost of revenues and operating costs and expenses is as follows:

Cost of revenues	$318	$318	$955	$770
Sales and marketing	129	126	387	374
Total amortization of intangible assets	$447	$444	$1,342	$1,144
The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$4,053	$7,482	$11,427	$20,665
Other comprehensive income (loss):
Foreign currency translation adjustments	423	(158)	483	(45)
Unrealized gain (loss) on marketable securities	49	(51)	48	(89)
Other comprehensive income (loss):	472	(209)	531	(134)
Income tax related to unrealized gain on marketable securities	(20)	—	(20)	—
Other comprehensive income (loss), net of tax	452	(209)	511	(134)
Comprehensive income, net of tax	$4,505	$7,273	$11,938	$20,531
The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$11,427	$20,665
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,997	5,902
Stock-based compensation	8,163	6,473
Amortization of discounts or premiums on marketable securities	1,032	944
Deferred income taxes	5,493	(113)
Amortization of debt issuance costs	45	45
Excess tax benefit associated with equity awards	(957)	—
Contingent consideration adjustment	277	—
Changes in operating assets and liabilities:
Accounts receivable	(5,689)	14,949
Prepaid commission expense	(841)	785
Prepaid expenses and other current assets	(2,538)	318
Other assets	(1,525)	(509)
Accounts payable	(646)	(251)
Accrued payroll and other compensation	979	(2,920)
Accrued expenses and other	388	(26)
Deferred revenue	(4,652)	(19,963)
Other long-term liabilities	(251)	(43)
Net cash provided by operating activities	16,702	26,256
Cash flows from investing activities:
Purchases of furniture, fixtures and equipment	(3,923)	(2,896)
Purchases of available-for-sale securities	(84,758)	(93,918)
Proceeds from sale of available-for-sale securities	60,007	85,712
Acquisition of business, net of cash acquired	—	(5,166)
Decrease in restricted cash	—	144
Net cash used in investing activities	(28,674)	(16,124)
Cash flows from financing activities:
Proceeds from exercise of stock options	6,975	2,202
Excess tax benefit associated with equity awards	957	—
Payment of acquisition-related earn-out	(251)	—
Repayment of obligations under capital leases	(105)	(605)
Acquisition of treasury stock	(3,440)	(1,712)
Net cash provided by (used in) financing activities	4,136	(115)
Net (decrease) increase in cash and cash equivalents	(7,836)	10,017
Effect of exchange rate changes on cash and cash equivalents	26	7
Cash and cash equivalents – Beginning of period	45,214	16,025
Cash and cash equivalents – End of period	$37,404	$26,049
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$33	$40
Income taxes	$2,464	$1,524
Noncash activities:
Furniture, fixtures and equipment acquired through capital lease obligations	$26	$—
Furniture, fixtures, and equipment acquired but not yet paid for at period-end	$942	$214
Issuance of notes payable in connection with acquisition-related earn-out payments	$171	$—
Contingent consideration associated with acquisition of business, at fair value	$—	$1,819
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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Except to the extent updated or described below, the Company’s significant accounting policies as of September 30, 2012 are the same as those at December 31, 2011, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 13, 2012.

Basis of Presentation — The accompanying interim condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011, the condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011, the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2012 and 2011, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the SEC for interim financial reporting. Accordingly, certain information and footnote disclosures have been condensed or omitted pursuant to SEC rules that would ordinarily be required by GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto for the fiscal year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2012.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments consisting of normal recurring accruals considered necessary to present fairly the Company’s financial position as of September 30, 2012, results of its operations for the three and nine months ended September 30, 2012 and 2011, comprehensive income for the three and nine months ended September 30, 2012 and 2011, and cash flows for the nine months ended September 30, 2012 and 2011. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Revenue Recognition —The Company derives its revenues from the sale of application services and the rendering of professional services. The Company recognizes revenue when all of the following conditions are satisfied: (1) persuasive evidence of an arrangement exists; (2) service has been delivered to the customer; (3) amount of the fees to be paid by the customer is fixed or determinable; and (4) collection of the fees is reasonably assured or probable.

Application Services
The Company typically enters into multi-study and single-study arrangements that include the sale of software licenses that provide the customer the “right to use” the software, as well as hosting and other support services, to be provided over a specified term. Multiple study arrangements grant the customer the right to manage a predetermined number of clinical trials simultaneously for a term typically ranging from three to five years. Single-study arrangements allow customers to use the Company's technology on a per trial basis.

The Company provides its software as a service and recognizes revenues in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-10-S99, Revenue Recognition-SEC Materials. Revenues from application service arrangements are recognized ratably over the term of the arrangement, beginning with the commencement of the arrangement term, which correlates with the activation of the hosting services, assuming all other revenue recognition criteria are met. The term of the arrangement includes optional renewal periods, if such renewal periods are likely to be exercised.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

Revenue for multi-study arrangements and several of the Company's trial planning software solutions where the customer has the ability to self host, or the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another unrelated party to host the software, is recognized in accordance with ASC 985-605, Software-Revenue Recognition.

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

In certain situations, when professional services are sold separate and apart from application services, they are recognized as services are rendered, or using a proportional performance method based on services performed for fixed fee professional services.

Multiple-Element Arrangements
The Company may also enter into arrangements to provide a combination of its offerings of application services and professional services.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple Deliverable Revenue Arrangements. ASU No. 2009-13 amended the guidance on arrangements with multiple deliverables under ASC 605-25, Revenue Recognition-Multiple-Element Arrangements, to:

•	eliminate the separation criteria that requires entities to establish objective and reliable evidence of fair value for undelivered elements;

•	eliminate the residual allocation method which will be replaced by the relative selling price allocation method for all arrangements; and

•	establish a selling price hierarchy to help entities allocate arrangement consideration to the separate units of account. The selling price hierarchy is defined as follows:

•	Vendor-specific objective evidence (“VSOE”)—the price charged for a deliverable when it is sold separately.

•	Third-party evidence (“TPE”)—the price of the vendor's or any competitor's largely interchangeable products or services in standalone sales to similarly situated customers.

•	Estimated selling price (“ESP”)—the price best estimated by the vendor and at which the vendor would transact if the deliverable would have been sold by the vendor regularly on a standalone basis.

The Company adopted ASU No. 2009-13 on January 1, 2011. As a result, the revenues for the majority of the Company's multiple-element arrangements entered into or materially modified in 2011 or later are recognized in accordance with the provisions of ASU No. 2009-13.

To qualify as a separate unit of accounting under ASC 605-25, the delivered item must have value to the customer on a standalone basis. The significant deliverables under the Company's multiple-element arrangements are application services and professional services.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

The Company determined that the application services have standalone value as such services are often sold separately without professional services. Since the Company provides cloud-based application services, the service components, including license, hosting and support, are combined and accounted for as a separate unit of accounting. The Company uses ESP to determine the selling pricing for application services when sold in multiple-element arrangements, as the Company does not have VSOE for these application services and TPE is not a practical alternative due to differences in features and functionality as compared with other companies' offerings.

The Company also determined that the professional services have standalone value because those services are sold separately by other vendors. The Company uses ESP to determine the selling price for professional services when sold in multiple-element arrangements. Due to insufficient reliable pricing data, the Company is unable to establish VSOE. While other vendors offer similar services, they represent a small component of the vendor's overall offerings. As a result, the Company is unable to reliably determine third party selling prices on a stand-alone basis.

The Company determines its single-point ESP for application services and professional services as follows:

•
Application services—the Company has developed an internal pricing tool that provides price quotes for application services configurations. Any new and potential customer application service arrangements must be priced through the utilization of the Company's internal pricing tool. The Company has established an internal committee to monitor compliance and evaluate pricing data on a periodic basis. This evaluation includes the review of actual historical pricing data, market conditions consideration and the review of pricing strategies and practices. Any necessary pricing modification made to the internal pricing tool is supported by the result of such evaluation. Accordingly, the Company's ESP for application services is obtained from this internal pricing tool.

•
Professional services—the Company evaluates internal historical professional services pricing data to determine average pricing rates by type of professional services rendered. These averages are utilized to determine ESP for professional services and are reviewed and updated at least annually.

•
The Company believes the effect of changes in either the selling price, or the method, or assumptions used to determine ESP for application services and professional services will not have significant effect on the allocation of the arrangement consideration as the ESP for the above deliverables are based on historical pricing data.

For multiple-element arrangements entered into or materially modified in 2011 or later, the Company allocates the arrangement consideration based on their related ESP. Revenues for deliverables under application services are recognized ratably over the term of the arrangement, beginning with the commencement of the arrangement term, which correlates with the activation of the hosting services, assuming all other revenue recognition criteria are met. Revenues for deliverables under professional services are recognized using a proportional performance method as services are rendered.

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

The change in accounting policy in connection with the adoption of ASU No. 2009-13 accelerates the timing of professional services revenue recognition in multiple-element arrangements. For multiple-element arrangements entered into in 2011 or later, the Company recognizes professional services revenues as rendered, subject to the proportional performance methodology, as a separate unit of accounting. For multiple-element arrangements entered into prior to 2011 but materially modified in 2011 or later, the Company recognizes professional services revenues as rendered (based upon the proportional performance method) starting from the date of the modification, and any deferred professional services revenue, as previously required under the former accounting policy, is evaluated and potentially recognized as revenues based upon the completion of detailed review of the total consideration provided in the modified arrangement. See “Deferred Revenue” below for additional information. Finally, the change in accounting policy impacts application services revenue recognition in multiple-element arrangements to the extent that the start of revenue recognition for application services is not dependent upon the delivery of professional services, which was a requirement under the Company's former single unit of accounting revenue recognition policy for multiple-element arrangements.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

For multiple-element arrangements entered into prior to 2011, management's estimate of fair value for professional services is used to derive a reasonable approximation for presenting application services and professional services separately in its consolidated financial statements.

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

In connection with the adoption of ASU No. 2009-13 on January 1, 2011, the recognizable portion of any remaining deferred revenue associated with multiple-element arrangements that are materially modified in 2011 or later is calculated based on an allocation of the total arrangement consideration (which includes the consideration of the modified arrangement plus the remaining balance of deferred revenue) to the remaining deliverables on the basis of their relative selling price. If the total arrangement consideration exceeds the sum of the total selling prices for the remaining deliverables, the surplus is recognized as revenues in the period of modification. If the total arrangement consideration does not exceed the sum of the total selling prices for the remaining deliverables, the shortfall is considered a discount and allocated to the remaining deliverables utilizing a relative-selling price method.

Accounts Receivable — Accounts receivable are recorded at original invoice amount less an allowance that management believes will be adequate to absorb estimated losses on existing accounts receivable. The allowance is based on an evaluation of the collectability of accounts receivable and prior bad debt experience. Accounts receivable are written off when deemed uncollectible. Unbilled receivables consist of revenue recognized in excess of billings, substantially all of which is expected to be billed and collected within one year. As of September 30, 2012 and December 31, 2011, unbilled accounts receivable of $3.0 million and $0.8 million, respectively, are included in accounts receivable on the Company's consolidated balance sheets.

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
All of the taxes accrued on the Company's undistributed earnings from its foreign subsidiaries are included in U.S. current income taxes under Internal Revenue Code Section 956. As a result, no deferred income tax liability associated with the Company's undistributed earnings was recorded.
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

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

Segment Information — As defined by ASC 280, Segment Reporting, the Company operates as a single segment, as the chief operating decision maker makes operating decisions and assesses performance based on one single operating unit. The Company recorded revenues in the following geographic areas for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
United States of America	$37,315	$30,377	$105,172	$87,554
Japan	7,170	6,167	21,441	17,947
United Kingdom	3,821	1,866	9,775	9,809
Switzerland	2,955	2,390	8,779	7,881
Other	4,584	5,505	14,550	14,073
Total	$55,845	$46,305	$159,717	$137,264
Revenues by geographic area are presented based upon the country in which revenues were generated. No individual country other than the United States, Japan, the United Kingdom and Switzerland represented 5% or more of net revenues for any of the periods presented.
The following table summarizes long-term assets by geographic area as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Long-term assets:
United States of America	$33,460	$33,697
United Kingdom	7,748	7,906
Japan	450	566
Total	$41,658	$42,169

Recently Issued Accounting Pronouncements — In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU generally represent clarification of ASC 820-10, Fair Value Measurements and Disclosures, but also include instances where a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements has changed. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company adopted ASU No. 2011-04 on January 1, 2012 and the adoption did not have a material impact on its consolidated financial statements.

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

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

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

3.    MARKETABLE SECURITIES
The Company manages its cash equivalents and marketable securities as a single investment portfolio that is intended to be available to meet the Company’s current cash requirements. Cash equivalents consist principally of investments in money market funds. Marketable securities, which the Company classifies as available-for-sale securities, primarily consist of high quality commercial paper, corporate bonds, U.S. government debt obligations, and bank certificates of deposit. Marketable securities with remaining effective maturities of twelve months or less from the balance sheet date are classified as short-term; otherwise, they are classified as long-term on the consolidated balance sheet. The following table provides the Company’s marketable securities by security type as of September 30, 2012 and December 31, 2011 (in thousands):

	As of September 30, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper and corporate bonds	$62,087	$17	$(6)	$62,098
U.S. Treasury and U.S. government agency debt securities	21,423	7	—	21,430
Bank certificates of deposit	2,700	2	—	2,702
Total	$86,210	$26	$(6)	$86,230

	As of December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper and corporate bonds	$44,168	$1	$(29)	$44,140
U.S. Treasury and U.S. government agency debt securities	13,122	5	—	13,127
Bank certificates of deposit	5,200	—	(4)	5,196
Total	$62,490	$6	$(33)	$62,463

Contractual maturities of the Company’s marketable securities as of September 30, 2012 and December 31, 2011 are summarized as follows (in thousands):

	As of September 30, 2012		As of December 31, 2011
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in one year or less	$86,210	$86,230	$62,490	$62,463

The following table provides the fair market value and the gross unrealized losses of the Company’s marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by security type as of September 30, 2012 and December 31, 2011 (in thousands):

	In Loss Position for Less than 12 Months
	As of September 30, 2012		As of December 31, 2011
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper and corporate bonds	$26,882	$(6)	$24,868	$(29)
Bank certificates of deposit	—	—	5,196	(4)
Total	$26,882	$(6)	$30,064	$(33)

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

None of the Company’s marketable securities has been in a continuous unrealized loss position for more than twelve months as of September 30, 2012 and December 31, 2011.
At September 30, 2012, the Company had an insignificant amount of gross unrealized losses primarily due to a decrease in the fair value of certain corporate bond securities. The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include:

•	the length of time and extent to which fair value has been lower than the cost basis;

•	the financial condition, credit quality and near-term prospects of the investee; and

•	whether it is more likely than not that the Company will be required to sell the security prior to recovery.
As the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company has determined that the gross unrealized losses on such investments at September 30, 2012 are temporary in nature. Accordingly, the Company did not consider that its investments in marketable securities were other-than-temporarily impaired as of September 30, 2012.
During the three and nine months ended September 30, 2012, the Company did not record any net realized gains or losses from the sale of marketable securities. During the three and nine months ended September 30, 2011, the Company recorded an insignificant amount of net realized losses and gains, respectively, from the sale of marketable securities.

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

Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
Level 2 - Other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, include:

•	quoted prices for similar assets or liabilities in active markets;

•	quoted prices for identical or similar assets or liabilities in markets that are not active;

•	inputs other than quoted prices that are observable for the asset or liability;

•	inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	If the asset or liability has a specified (contractual) term, the Level 2 inputs must be observable for substantially the full term of the asset or liability.
Level 3 - Unobservable inputs to the valuation methodology and significant to the fair value measurement for the asset or liability.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

Financial assets (excluding cash balances) measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 are summarized as follows (in thousands):

	As of September 30, 2012				As of December 31, 2011
	Fair Value Measurement Using				Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$24,823	$—	$—	$24,823	$28,637	$—	$—	$28,637
Total cash equivalents	24,823	—	—	24,823	28,637	—	—	28,637
Commercial paper and corporate bonds	—	62,098	—	62,098	—	44,140	—	44,140
U.S. Treasury and U.S. government agency debt securities	—	21,430	—	21,430	5,510	7,617	—	13,127
Bank certificates of deposit	—	2,702	—	2,702	—	5,196	—	5,196
Total marketable securities	—	86,230	—	86,230	5,510	56,953	—	62,463
Total financial assets	$24,823	$86,230	$—	$111,053	$34,147	$56,953	—	$91,100
Liabilities:
Contingent consideration	$—	$—	$1,799	$1,799	$—	$—	$1,522	$1,522

The Company’s financial assets that are measured at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy. Investments in money market funds and U.S. Treasury debt securities have been classified as Level 1 since these securities are valued based upon $1.00 net asset value per share or unadjusted quoted prices in active markets. Investments in commercial paper, corporate bonds, U.S. government agency debt securities, and bank certificates of deposit have been classified as Level 2 since these securities are valued based on quoted prices in less active markets or significant inputs which are directly or indirectly observable. The valuation techniques used to measure the fair values of corporate bonds, U.S. government agency debt securities, and bank certificates of deposit were derived from the inputs of market prices from multiple sources at each reporting period. The fair value was then determined based on a consensus price or a weighted average price for each security. For the remaining financial assets classified as Level 2, substantially all of the securities had a short maturity within one year with high credit ratings. Therefore, the valuation techniques used to measure the fair values were primarily derived from accretion of purchase price to its face value over the term of maturity or quoted market prices for similar instruments if available. During the nine months ended September 30, 2012 and 2011, there were no transfers of financial assets between Level 1 and Level 2.
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

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities during the first nine months of 2012 (in thousands):

Contingent Consideration

Balance at January 1, 2012	$1,522
Change in fair value	277
Balance at September 30, 2012	$1,799

For the three and nine months ended September 30, 2012, the Company recorded an adjustment of $0.1 million and $0.3 million, respectively, to the contingent consideration obligation as a result of the recurring measurement of its fair value at each reporting period using the income approach. This fair value adjustment was recorded in general and administrative expenses in the Company’s consolidated financial statements. During the third quarter of 2012, the triggering event for the calendar year 2012 contingent consideration measurement period was met. As a result, the $1.0 million portion of the contingent consideration associated with the earn-out which will become payable to the sellers on December 31, 2012 has been recorded in accrued expenses and other on the Company's consolidated balance sheet as of September 30, 2012, with the remaining $0.8 million recorded in other long-term liabilities.
The carrying amounts of all other current financial assets and current financial liabilities reflected in the consolidated balance sheets approximate fair value due to their short-term nature. The Company does not have non-financial assets or liabilities that have been measured at fair value on a nonrecurring basis as of September 30, 2012.

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

6.    GOODWILL AND INTANGIBLE ASSETS
The change in the carrying amount of goodwill during the first nine months of 2012 is as follows (in thousands):

Balance as of January 1, 2012	$15,164
Foreign currency translation adjustments	222
Balance as of September 30, 2012	$15,386

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

Intangible assets are summarized as follows (in thousands):

	As of September 30, 2012			As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$4,095	$(2,709)	$1,386	$4,021	$(2,023)	$1,998
Database	1,900	(1,726)	174	1,900	(1,441)	459
Customer relationships	2,064	(1,465)	599	2,044	(1,076)	968
Total	$8,059	$(5,900)	$2,159	$7,965	$(4,540)	$3,425

Annual amortization for the next five years is expected to be as follows (in thousands):

Remainder of year ending December 31, 2012	$450
Years ending December 31,
2013	822
2014	540
2015	282
2016	46
2017	19

7.    STOCK-BASED COMPENSATION
In May 2012, the Company amended and restated the 2009 Long-Term Incentive Plan (as amended and restated, the “Plan”) to increase the number of shares of common stock that the Company may issue under the Plan by 1.5 million shares to a total of 4.0 million shares.

The Company accounts for the stock-based compensation in accordance with ASC 718, Compensation — Stock Compensation. For the three and nine months ended September 30, 2012 and 2011, the components of stock-based compensation expense were summarized in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock options	$1,057	$1,092	$3,002	$3,205
Restricted stock awards	1,794	1,345	5,161	3,268
Total stock-based compensation	$2,851	$2,437	$8,163	$6,473

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Expected volatility	46%	51%	46%	50%
Expected life	6 years	6 years	6 years	6 years
Risk-free interest rate	0.94%	1.39%	0.96%	1.85%
Dividend yield	—	—	—	—

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

The following table summarizes the activity under the stock option plans as of September 30, 2012, and changes during the nine months then ended (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	2,355	$13.70
Granted	396	27.71
Exercised	(787)	8.86
Forfeited	(55)	17.83
Expired	(7)	19.22
Outstanding at September 30, 2012	1,902	$18.48	7.46	$43,793
Exercisable at September 30, 2012	1,047	$15.23	6.36	$27,505
Vested and expected to vest at September 30, 2012	1,842	$18.29	7.41	$42,755

The weighted-average grant-date fair value of stock options granted during the three months ended September 30, 2012 and 2011 was $15.85 and $9.19, respectively. The weighted–average grant-date fair value of stock options granted during the nine months ended September 30, 2012 and 2011 was $12.34 and $10.78, respectively. The total intrinsic value of stock options exercised during the three months ended September 30, 2012 and 2011 was $6.5 million and $1.1 million, respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2012 and 2011 was $16.0 million and $4.7 million, respectively.
The following table summarizes the status of the Company’s nonvested restricted stock awards as of September 30, 2012, and changes during the nine months then ended (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2012	961	$19.02
Granted	407	27.98
Vested	(316)	18.08
Forfeited	(71)	18.58
Nonvested at September 30, 2012	981	$23.07

As of September 30, 2012, there was a total of $29.2 million of unrecognized compensation cost related to all non-vested stock-based compensation awards granted, as recorded in accordance with ASC 718. This cost is expected to be recognized over a weighted-average remaining period of 2.89 years for stock options and 2.92 years for restricted stock awards. The total fair value of shares vested during the three months ended September 30, 2012 and 2011 was $1.8 million and $1.3 million, respectively. The total fair value of shares vested during the nine months ended September 30, 2012 and 2011 was $11.9 million and $8.1 million, respectively.

8.    EARNINGS PER SHARE
The Company follows ASC 260, Earnings Per Share, in calculating earnings per share. Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted-average number of shares outstanding during the period. The holders of unvested restricted stock awards do not have nonforfeitable rights to dividends or dividend equivalents and therefore, such unvested awards do not qualify as participating securities and are excluded from the basic earnings per share calculation. Diluted earnings per share includes the determinants of basic net income per share and, in addition, gives effect to the potential dilution that would occur if securities or other contracts to issue common stock are exercised, vested or converted into common stock unless they are anti-dilutive.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2012 and 2011 are shown in the following table (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator
Net income	$4,053	$7,482	$11,427	$20,665
Denominator
Denominator for basic earnings per share:
Weighted average common shares outstanding	24,773	23,752	24,400	23,579
Denominator for diluted earnings per share:
Dilutive potential common shares:
Stock options	656	610	636	822
Restricted stock awards	253	129	256	282
Weighted average common shares outstanding with assumed conversion	25,682	24,491	25,292	24,683
Basic earnings per share	$0.16	$0.32	$0.47	$0.88
Diluted earnings per share	$0.16	$0.31	$0.45	$0.84
Total number of anti-dilutive shares of stock options and nonvested stock excluded from calculation of diluted earnings per share	378	1,635	469	347

9.    INCOME TAXES
The Company’s effective tax rate for the three and nine months ended September 30, 2012 was 41% and 39%, respectively, and differed from the federal statutory rate of 35% primarily due to state and local income taxes.
The Company’s effective tax rate for the three and nine months ended September 30, 2011 was 5% and 7%, respectively, and differed from the federal statutory rate of 35% primarily due to state and local income taxes, stock-based compensation, and release of valuation allowance related to the expected utilization of previously valued attributes based on projected taxable income in 2011.

The Company had approximately $2.1 million of gross unrecognized tax benefits as of December 31, 2011. For the nine months ended September 30, 2012, there was no change relating to the Company’s tax positions. The Company's 2010 Federal income tax return is currently under examination by the IRS and it has yet to notify the Company if there are any issues relating to this examination.

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

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

On March 4, 2011, DataTrak International, Inc. filed a complaint for alleged patent infringement against the Company in DataTrak International v. Medidata Solutions, C.A. No. 1:11-cv-00458 in the U.S. District Court for the Northern District of Ohio. The complaint asserts infringement of U.S. Patent No. 7,464,087 (the “’087 Patent”), which claims a method and system for unifying data from a variety of sources. The complaint asserts that the Company infringes upon the patent owned without providing any details concerning the alleged infringement, and it seeks unspecified damages and injunctive relief. On October 28, 2011, the Company filed an application for ex parte reexamination of the ’087 Patent with the U.S. Patent and Trademark Office (the “PTO”). On December 16, 2011, the PTO issued a non-final rejection of the validity of all claims of the ’087 Patent. On the same date, the district court granted the Company’s motion to stay the case pending reexamination of the patent-in-suit. On April 6, 2012, the PTO issued its final office action rejecting all asserted claims of the ’087 Patent. In July 2012, DataTrak filed a notice of appeal to the Board of Patent Appeals and Interferences. If this appeal is not successful and the decision is ultimately upheld, it will result in the elimination of the litigation. The Company believes that it has valid defenses to the lawsuit and intends to defend itself vigorously in the event the stay of the case is lifted. The probability of a favorable or unfavorable outcome to the Company in the event the stay of the case is lifted is unknown nor can the liability that could potentially result from a negative outcome be reasonably estimated. As a result, the Company has not recorded any accrual associated with this litigation. Additionally, given the status of the proceedings, the complexities of the facts in dispute and the multiple claims involved, the Company is unable to estimate a range of loss related to this litigation.
On July 31, 2012, DataTrak was issued U.S. Patent No. 8,234,294 (the “’294 Patent”), which is closely related to the ’087 Patent previously asserted against the Company. On July 31, 2012, the Company filed a lawsuit against DataTrak in the U.S. District Court for the District of New Jersey seeking a declaratory judgment of patent invalidity and non-infringement concerning the ’294 Patent. The Company intends to vigorously pursue its claims and defenses concerning the ’294 Patent. The ultimate outcome of this litigation cannot presently be determined, nor can the liability that could potentially result from a negative outcome be reasonably estimated. As a result, the Company has not recorded any accrual associated with this litigation. Additionally, given the status of the proceedings, the complexities of the facts in dispute and the multiple claims involved, the Company is unable to estimate a range of loss related to this litigation.
Contractual Warranties — The Company typically provides contractual warranties to its customers covering its product and services. To date, any refunds provided to customers have been immaterial.
Change in Control Agreements — In January 2009, the Company entered into change in control agreements with its chief executive officer and certain other executive officers. These agreements provide for payments to be made to such officers upon involuntary termination of their employment by the Company without cause or by such officers for good reason as defined in the agreements, within a period of 2 years following a change in control. The agreements provide that, upon a qualifying termination event, such officers will be entitled to (a) a severance payment equal to the officer’s base salary plus target bonus amount; (b) continuation of health benefits for 12 months; (c) immediate vesting of any remaining unvested equity awards; and (d) a tax gross up payment under Section 280G of the Internal Revenue Code sufficient to reimburse the officer for 50% of any excise tax payable as a result of any termination payments following a change in control, if applicable. In March 2012, the Company amended the agreements with its named executive officers to eliminate the tax gross-up payments.

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
We have grown our revenues significantly since inception by expanding our customer base, increasing penetration with existing customers, selling multiple products under our clinical cloud-based platform, enhancing our products and services and growing our indirect channel. In order to achieve and sustain our growth objectives, we have invested and will continue to invest in key areas, including: new personnel, particularly in direct domestic and international sales activities; resources to support our product development, including new and expanded product capabilities; marketing programs to build brand awareness; and infrastructure to support growth.
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

Our customer base has grown from 148 at January 1, 2009 to 333 at September 30, 2012. Our relationships with some of these customers include multiple divisions and business units at various domestic and international locations. We generate revenues from sales to new customers as well as sales and renewals from our existing customers. Our global direct sales organization represents our primary source of sales, with an increasing volume of sales generated through our CRO relationships. Our customer retention rate was 94.2% and 94.1% for the nine months ended September 30, 2012 and 2011, respectively. We calculate customer retention based upon the number of customers that existed both at the beginning and end of the relevant period. Revenues from lost customers for the nine months ended September 30, 2012 and 2011 accounted for 0.8% and 4.2%, respectively, of total prior year revenues. To calculate the impact of customers lost during the period, we consider the revenues recognized from lost customers during the most recent prior fiscal year as a percentage of total company revenues from the same period. Traditionally, we maintain a high percentage of customer retention and hence the revenue impact from lost customers is insignificant to our total revenues. We believe revenues from lost customers coupled with customer retention rate give the best sense of volume and scale of customer loss and retention. Our presentation of customer retention and revenues from lost customers may differ from other companies in our industry.
We manage our business as one reportable segment. Historically, we have generated most of our revenues from sales to customers located in the United States. However, revenues generated from customers located in Europe and Asia (including Australia) represent a significant portion of overall revenues. Revenues generated from customers located in Europe represented approximately 19% and 20% of total revenues for the three months ended September 30, 2012 and 2011, respectively, and approximately 19% and 21% of total revenues for the nine months ended September 30, 2012 and 2011, respectively. Revenues generated from customers in Asia represented approximately 14% of total revenues for each of the three months ended September 30, 2012 and 2011, and approximately 15% and 14% of total revenues for the nine months ended September 30, 2012 and 2011, respectively. We expect sales from customers in Europe and Asia to continue to represent a significant portion of total sales as we continue to serve existing and new customers in these markets.
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
Application services backlog solely relates to our cloud-based offerings, representing the total future contract value of outstanding multi-study and single-study arrangements, billed and unbilled, at a point in time. Application services revenues generated in any given period is a function of revenue recognized from the beginning of period application services backlog, contract renewals, and new customer contracts. For this reason, application services backlog at the beginning of any period is not necessarily indicative of long-term future performance. We monitor the amount of revenues expected to be recognized from application services backlog over the current fiscal year while updating application services backlog each quarter to indicate how much remains to be recognized within the year. As of January 1, 2012, we had full year application services backlog of approximately $135 million. The remaining amount of revenue to be recognized from application services backlog in the current year, or remaining application services backlog, as of September 30, 2012 is approximately $44 million.
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
Acquisition of Clinical Force
On July 1, 2011, we completed an acquisition of Clinical Force, a provider of clinical trial management systems, or CTMS. With this acquisition, we expanded our service offerings to include a clinical trial management solution, which enables our customers to reduce the financial and operational management burden of clinical trials, streamline clinical processes and increase visibility to timely information that enhances governance and decision making. The total consideration is expected to be $7.0 million consisting of a cash payment of $5.2 million paid at the closing date, plus additional performance-based earn-out payments of up to $2.6 million, which had an estimated fair value of $1.8 million as of the acquisition date. Clinical Force's operations have been included in our consolidated financial statements since the date of acquisition on July 1, 2011. We have combined Clinical Force into our single operating segment.

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
Our typical practice is to sell application services and professional services in a multiple-element arrangement. In connection with our adoption of ASU No. 2009-13 on January 1, 2011, we began to recognize revenues from professional services as delivered for any multiple-element arrangements entered into or materially modified subsequent to 2011. Concurrently, as required by ASU No. 2009-13, we continue to recognize revenues from professional services ratably over the term of the multiple-element arrangements entered into prior to 2011 under the pre-amended Accounting Standards Codification, or ASC, 605-25, Revenue Recognition — Multiple-Element Arrangements, until such arrangements expire. As a result, professional services revenues for the three and nine months ended September 30, 2012 and 2011 consisted of revenues recognized under different revenue recognition policies as stated. Regardless of revenue recognition, we recognize expenses related to our professional services in the period in which the expenses are incurred.
As of the current year, we now expect professional services revenues and gross margins to be more reflective of the services delivered during each reporting period. The revenue impact of multiple-element arrangements entered into prior to 2011 continues to decline significantly as those arrangements expire and more professional services revenues are recognized on an as delivered basis.

The following table sets forth our consolidated results of operations as a percentage of total revenues for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Application services	78.7%	77.6%	77.6%	79.0%
Professional services	21.3%	22.4%	22.4%	21.0%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Application services	15.0%	15.7%	15.1%	15.6%
Professional services	13.4%	13.4%	13.9%	13.5%
Total cost of revenues	28.4%	29.1%	29.0%	29.1%
Gross profit	71.6%	70.9%	71.0%	70.9%
Operating costs and expenses:
Research and development	20.1%	15.8%	19.9%	15.7%
Sales and marketing	21.8%	19.0%	21.8%	19.3%
General and administrative	17.4%	19.7%	17.6%	20.1%
Total operating costs and expenses	59.3%	54.5%	59.3%	55.1%
Operating income	12.3%	16.4%	11.7%	15.8%

Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011
Revenues

	Three Months Ended September 30,
	2012		2011		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Revenues:
Application services	$43,973	78.7%	$35,940	77.6%	$8,033	22.4%
Professional services	11,872	21.3%	10,365	22.4%	1,507	14.5%
Total revenues	$55,845	100.0%	$46,305	100.0%	$9,540	20.6%

Total revenues. Total revenues increased $9.5 million, or 20.6%, to $55.8 million for the three months ended September 30, 2012 from $46.3 million for the same period in 2011. The increase in revenues was primarily due to an $8.0 million increase in revenues from application services and a $1.5 million increase in revenues from professional services. During the third quarter of 2012, we added 24 new customers to reach a total of 333 customers as of September 30, 2012. At the start of the third quarter of 2012, we had approximately $80 million of 2012 remaining application services backlog. As of September 30, 2012, the total 2012 remaining application services backlog was approximately $44 million.
Application services revenues. Revenues from application services increased $8.0 million, or 22.4%, to $44.0 million for the three months ended September 30, 2012 from $36.0 million for the same period in 2011. The majority of the increase in application services revenues was derived from increased activity among our existing large customers and midmarket customers, primarily resulting from new studies and renewals. We also benefited from strong demand from both new and existing customers for multiple products. The revenues from products other than our principal offering, Medidata Rave, or non-Rave revenues, grew 142% compared with prior period. Revenues from new customers accounted for 43% of the total increase in application services revenues. Application services revenues also increased significantly from both international and domestic customers compared with the prior period. Revenues from customers based in North America and Asia grew 25% and 21%, respectively, whereas revenues from customers based in Europe grew 16%.

Professional services revenues. Revenues from professional services increased $1.5 million, or 14.5%, to $11.9 million for the three months ended September 30, 2012 from $10.4 million for the same period in 2011. The increase in professional services revenues was due to high demand for servicing of new products as well as demand from our new customers. The majority of our professional services were recognized as delivered in current year as compared with the same period in prior year, following our adoption of ASU No. 2009-13 on January 1, 2011.

Cost of Revenues

	Three Months Ended September 30,
	2012		2011		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Cost of revenues:
Application services	$8,402	15.0%	$7,279	15.7%	$1,123	15.4%
Professional services	7,497	13.4%	6,224	13.4%	1,273	20.5%
Total cost of revenues	$15,899	28.4%	$13,503	29.1%	$2,396	17.7%

Total cost of revenues. Total cost of revenues increased $2.4 million, or 17.7%, to $15.9 million for the three months ended September 30, 2012 from $13.5 million for the same period in 2011.
Cost of application services revenues. Cost of application services revenues increased $1.1 million, or 15.4%, to $8.4 million for the three months ended September 30, 2012 from $7.3 million for the same period in 2011. The increase was primarily due to higher technology-related expenses associated with our multi-year software-related licenses and service contracts entered into during the second quarter of 2012. The increase was also driven by the increase in hosting costs resulting from increased headcount and outside consultants to support our business growth.
Cost of professional services revenues. Cost of professional services revenues increased $1.3 million, or 20.5%, to $7.5 million for the three months ended September 30, 2012 from $6.2 million for the same period in 2011. The increase was primarily driven by higher personnel-related costs resulting from an increase in headcount to support our high demand for servicing of new products as well as demand from our new customers. In addition, reimbursable travel and entertainment expenses were also higher due to an overall increase in professional services activities.

Operating Costs and Expenses

	Three Months Ended September 30,
	2012		2011		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Operating costs and expenses:
Research and development	$11,239	20.1%	$7,306	15.8%	$3,933	53.8%
Sales and marketing	12,147	21.8%	8,788	19.0%	3,359	38.2%
General and administrative	9,721	17.4%	9,140	19.7%	581	6.4%
Total operating costs and expenses	$33,107	59.3%	$25,234	54.5%	$7,873	31.2%

Total operating costs and expenses. Total operating costs and expenses increased $7.9 million, or 31.2%, to $33.1 million for the three months ended September 30, 2012 from $25.2 million for the same period in 2011. Costs increased in each department with the larger increases in research and development and sales and marketing.
Research and development expenses. Research and development expenses increased $3.9 million, or 53.8%, to $11.2 million for the three months ended September 30, 2012 from $7.3 million for the same period in 2011. The increase was primarily due to an increase in personnel-related costs of $2.7 million, which was attributable to significant increases in staffing levels in order to accelerate the enhancement and broadening of our product offerings. The increase was also due to higher consulting fees and rent expense. We believe our investments in research and development position us to capitalize on the opportunities we see in our markets.

Sales and marketing expenses. Sales and marketing expenses increased $3.4 million, or 38.2%, to $12.2 million for the three months ended September 30, 2012 from $8.8 million for the same period in 2011. The increase was primarily due to higher personnel-related costs of $2.6 million, resulting from increased staffing levels associated with the expansion of the reach and capability of our global sales organization in support of our overall growth initiatives. In addition, sales incentive compensation costs were also higher as a result of higher sales performance versus a year ago. Higher travel-related costs in support of increased selling and marketing-related activities also impacted expenses.
General and administrative expenses. General and administrative expenses increased $0.6 million, or 6.4%, to $9.7 million for the three months ended September 30, 2012 from $9.1 million for the same period in 2011. The increase was primarily due to certain accounts receivable write-offs and costs associated with some value added investments in training to support our current pace of growth.
Income Tax Expense
Income tax expense increased $2.4 million to $2.8 million for the three months ended September 30, 2012 from $0.4 million for the same period in 2011. The increase was the result of a higher effective tax rate at 41% versus 5% a year ago, following the reversal of our valuation allowance in the fourth quarter of 2011. At September 30, 2011, we maintained a valuation allowance against the majority of our domestic net deferred tax assets. Our U.S. Federal income tax liability for the three months ended September 30, 2011 was substantially covered by our net operating loss carryforwards.

Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011
Revenues

	Nine Months Ended September 30,
	2012		2011		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Revenues:
Application services	$123,910	77.6%	$108,372	79.0%	$15,538	14.3%
Professional services	35,807	22.4%	28,892	21.0%	6,915	23.9%
Total revenues	$159,717	100.0%	$137,264	100.0%	$22,453	16.4%
Total revenues. Total revenues increased $22.4 million, or 16.4%, to $159.7 million for the nine months ended September 30, 2012 from $137.3 million for the same period in 2011. The increase in revenues was primarily due to a $15.5 million increase in revenues from application services and a $6.9 million increase in revenues from professional services. During the first nine months of 2012, we added 74 new customers, to reach a total of 333 customers as of September 30, 2012. At the start of 2012, we had approximately $135 million of 2012 full year application services backlog. As of September 30, 2012, the total 2012 remaining application services backlog was approximately $44 million.
Application services revenues. Revenues from application services increased $15.5 million, or 14.3%, to $123.9 million for the nine months ended September 30, 2012 from $108.4 million for the same period in 2011. The majority of the increase in application services revenues was derived from increased activity among our existing large customers and midmarket customers, primarily resulting from new studies and renewals. We also benefited from strong demand from both new and existing customers for multiple products. The revenues from products other than our principal offering, Medidata Rave, or non-Rave revenues, grew 145% compared with prior period. Our application services revenues for the nine months ended September 30, 2011 included a $2.5 million one-time revenue acceleration associated with two customer contract renewals as a result of our adoption of ASU No. 2009-13, of which $0.8 million was accelerated from future periods in 2011 and 2012. Excluding this impact, revenues from new customers accounted for 45% of the total year on year increase in application services revenues.
Professional services revenues. Revenues from professional services increased $6.9 million, or 23.9%, to $35.8 million for the nine months ended September 30, 2012 from $28.9 million for the same period in 2011. The increase in professional services revenues was due to high demand for servicing of new products. The majority of our professional services were recognized as delivered in current year as compared with the same period in prior year, following our adoption of ASU No. 2009-13 on January 1, 2011. Our professional services revenues for the nine months ended September 30, 2011 included a $3.5 million one-time revenue acceleration associated with two customer contract renewals as a result of our adoption of ASU No. 2009-13, of which $1.8 million was accelerated from future periods in 2011 and 2012. Excluding this impact, revenues from new customers accounted for 46% of the total increase in professional services revenues.

Cost of Revenues

	Nine Months Ended September 30,
	2012		2011		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Cost of revenues:
Application services	$24,099	15.1%	$21,471	15.6%	$2,628	12.2%
Professional services	22,190	13.9%	18,476	13.5%	3,714	20.1%
Total cost of revenues	$46,289	29.0%	$39,947	29.1%	$6,342	15.9%
Total cost of revenues. Total cost of revenues increased $6.4 million, or 15.9%, to $46.3 million for the nine months ended September 30, 2012 from $39.9 million for the same period in 2011.
Cost of application services revenues. Cost of application services revenues increased $2.6 million, or 12.2%, to $24.1 million for the nine months ended September 30, 2012 from $21.5 million for the same period in 2011. The increase was primarily due to higher technology-related expenses associated with our multi-year software-related licenses and service contracts entered into during the second quarter of 2012. The increase was also driven by the increase in hosting costs resulting from increased headcount and outside consultants to support our business growth.
Cost of professional services revenues. Cost of professional services revenues increased $3.7 million, or 20.1%, to $22.2 million for the nine months ended September 30, 2012 from $18.5 million for the same period in 2011. The increase was primarily driven by higher personnel-related costs resulting from an increase in headcount to support our high demand for servicing of new products. In addition, reimbursable travel and entertainment expenses were also higher due to an overall increase in professional services activities.

Operating Costs and Expenses

	Nine Months Ended September 30,
	2012		2011		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Operating costs and expenses:
Research and development	$31,822	19.9%	$21,511	15.7%	$10,311	47.9%
Sales and marketing	34,793	21.8%	26,519	19.3%	8,274	31.2%
General and administrative	28,170	17.6%	27,522	20.1%	648	2.4%
Total operating costs and expenses	$94,785	59.3%	$75,552	55.1%	$19,233	25.5%
Total operating costs and expenses. Total operating costs and expenses increased $19.2 million, or 25.5%, to $94.8 million for the nine months ended September 30, 2012 from $75.6 million for the same period in 2011. Costs increased in each department with the larger increases in research and development and sales and marketing.
Research and development expenses. Research and development expenses increased $10.3 million, or 47.9%, to $31.8 million for the nine months ended September 30, 2012 from $21.5 million for the same period in 2011. The increase was primarily due to an increase in personnel-related costs of $7.6 million, which was attributable to significant increases in staffing levels in order to accelerate the enhancement and broadening of our product offerings. The increase was also due to higher recruiting expenses driven by the increase in headcount, as well as higher consulting fees and rent expense. We believe our investments in research and development position us to capitalize on the opportunities we see in our markets.
Sales and marketing expenses. Sales and marketing expenses increased $8.3 million, or 31.2%, to $34.8 million for the nine months ended September 30, 2012 from $26.5 million for the same period in 2011. The increase was primarily due to higher personnel-related costs of $6.3 million, resulting from increased staffing levels associated with the expansion of the reach and capability of our global sales organization in support of our overall growth initiatives. In addition, sales incentive compensation costs were also higher as a result of higher sales performance versus a year ago. Higher travel-related costs and professional fees, in support of increased selling and marketing-related activities, also impacted expenses.
General and administrative expenses. General and administrative expenses increased $0.7 million, or 2.4%, to $28.2 million for the nine months ended September 30, 2012 from $27.5 million for the same period in 2011. The increase was primarily due to higher personnel-related costs driven by an increase in stock-based compensation cost, as well as an adjustment of the fair value of the acquisition-related contingent consideration liability. The increase was partially offset by lower legal fees resulting from our legal settlement with Datasci in December 2011.
Income Tax Expense
Income tax expense increased $5.8 million to $7.3 million for the nine months ended September 30, 2012 from $1.5 million for the same period in 2011. The increase was the result of a higher effective tax rate at 39% versus 7% a year ago, following the reversal of our valuation allowance in the fourth quarter of 2011. At September 30, 2011, we maintained a valuation allowance against the majority of our domestic net deferred tax assets. Our U.S. Federal income tax liability for the nine months ended September 30, 2011 was substantially covered by our net operating loss carryforwards.

Liquidity and Capital Resources
Our principal sources of liquidity were cash, cash equivalents and marketable securities of $123.6 million at September 30, 2012 and $107.7 million at December 31, 2011. Cash and cash equivalents decreased $7.8 million during the first nine months of 2012 primarily due to net purchases of marketable securities, partially offset by increased billings from our strong sales activities and collections from our accounts receivable, and proceeds from stock option exercises. We manage our cash equivalents and marketable securities as a single investment portfolio that is intended to be available to meet our current cash requirements. Cash equivalents substantially consist of investment in money market funds. Marketable securities, which we classify as available-for-sale securities, primarily consist of high quality commercial paper, corporate bonds, U.S. government debt obligations, and bank certificates of deposit. Marketable securities with remaining effective maturities of twelve months or less from the balance sheet date are classified as short-term; otherwise, they are classified as long-term on the consolidated balance sheet. Our investment policy for this investment portfolio generally requires investments in securities with less than one year to maturity.
We have a $10.0 million revolving line of credit under our senior secured credit facility, as amended, that matures in September 2013. Except for the $0.3 million reduction of the available amount due to standby letters of credit issued in connection with the office leases executed under our credit agreement, the revolving line of credit remains undrawn. As of September 30, 2012, approximately $9.7 million of the revolving line of credit was still available for future borrowings. Due to the structure of the credit agreement, any future borrowings under the revolving line of credit will be classified as a current liability. As of September 30, 2012, the effective interest rate for our senior secured credit facility, as amended, was 2.73%, if borrowing under the U.S. London Interbank Offer Rate, or LIBOR, option. We are in compliance with all covenants under our senior secured credit facility, as amended, as of September 30, 2012.
We believe that our cash flows from operations, existing cash and cash equivalents and highly liquid marketable securities and our availability under our existing revolving line of credit will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for the foreseeable future. For the remainder of 2012, we expect to make approximately $2 to $3 million in capital expenditures, primarily to enhance our infrastructure and increase the capacity in our Houston data center, as well as to build out our new office space. We expect to acquire our capital equipment through purchases as opposed to capital lease arrangements.
Cash Flows
Cash Flows Provided By Operating Activities
Cash flows provided by operating activities during the nine months ended September 30, 2012 were $16.7 million, which consisted primarily of net income of $11.4 million, non-cash adjustments, including stock-based compensation of $8.2 million, depreciation and amortization of $6.0 million and deferred income taxes of $5.5 million, as well as changes in working capital. The change in working capital includes increases in accounts receivable of $5.7 million and prepaid expenses and other current assets of $2.5 million, and a decline in deferred revenue of $4.7 million. The fluctuation within accounts receivable and deferred revenue was primarily due to higher billing activities, partially offset by our strong customer collections, as well as the timing of associated revenue recognition. The increase in prepaid expenses and other current assets related to payments for multi-year software-related licenses and service contracts expected to be utilized over the following three years.

Cash flows provided by operating activities during the nine months ended September 30, 2011 were $26.3 million, which consisted primarily of net income of $20.7 million, non-cash adjustments of stock-based compensation of $6.5 million and depreciation and amortization of $5.9 million, a decrease in accounts receivable of $14.9 million, partially offset by a decrease in deferred revenue of $20.0 million. The change in working capital was impacted by the fluctuation within accounts receivable and deferred revenue, which was primarily due to strong customer collections, the timing of billings, the associated revenue recognition and the decline in large upfront payments received from our customers. Some of our larger customers changed to more periodic payment terms upon their contract renewals. This trend has been consistent with our expectations as our cloud-based business model continues to evolve.
Cash Flows Provided by Investing Activities
Cash flows used in investing activities during the nine months ended September 30, 2012 were $28.7 million, which was related to $84.8 million in purchases of marketable securities and $3.9 million in purchases of furniture, fixtures and equipment, partially offset by $60.0 million in proceeds from sale and maturity of marketable securities. For the nine months ended September 30, 2012 we acquired an insignificant amount of equipment through capital lease arrangements.

Cash flows used in investing activities during the nine months ended September 30, 2011 were $16.1 million, which was related to $93.9 million in purchases of marketable securities, $5.2 million of cash consideration paid for the acquisition of Clinical Force, and $2.9 million in purchases of furniture, fixtures and equipment, partially offset by $85.7 million in proceeds from the sale and maturity of marketable securities and a $0.1 million decrease in our restricted cash. For the nine months ended September 30, 2011, we did not acquire any equipment through capital lease arrangements.

Cash Flows Provided by Financing Activities
Cash flows provided by financing activities during the nine months ended September 30, 2012 were $4.1 million, which was primarily due to $7.0 million in proceeds from stock option exercises and $1.0 million of excess tax benefit realized from equity awards, partially offset by $3.4 million relating to the acquisition of treasury stock in connection with the vesting of restricted stock awards, $0.1 million of capital lease principal payments, and $0.3 million in acquisition-related earn-out payments.

Cash flows used in financing activities during the nine months ended September 30, 2011 were $0.1 million, which was primarily due to $1.7 million relating to the acquisition of treasury stock in connection with the vesting of restricted stock awards and $0.6 million of capital lease principal payments, partially offset by $2.2 million in proceeds from stock option exercises.

Contractual Obligations, Commitments and Contingencies
In April 2012, we exercised our provision pursuant to the lease agreement to opt out of an optional additional five-year term, beginning October 2012, at our Uxbridge, United Kingdom office. The total amount of the original lease commitment for this optional lease term was approximately $1.5 million over five years, which is now no longer an obligation to us. We are currently leasing the facility on a month to month basis as we finalize our new lease. We are planning to enter into a ten year operating lease agreement in connection with a lease of office space in Hammersmith, United Kingdom scheduled to commence immediately. This new office is to replace our existing offices in Uxbridge, United Kingdom. The new lease will provide us with approximately14,000 square feet of additional office space. The annual rent under the new lease is approximately $1.3 million for the ten year term.
In October 2012, we entered into a new lease agreement for our corporate headquarters in New York, New York. Pursuant to the new lease agreement, the lease has a term of ten years that will commence when the new space is ready for occupancy, which is expected to be in January 2013. We will continue to occupy our existing space during the interim period until the new space is ready. The new lease will provide us with approximately 57,000 square feet of additional office space. The annual rent under the new lease is $4.9 million for the first five years and $5.3 million for the next five years, plus an annual operating escalation charge.
Other than stated above, there was no material change in our contractual obligations during the first nine months of 2012.

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
On March 4, 2011, DataTrak International, Inc. filed a complaint for alleged patent infringement against us in DataTrak International v. Medidata Solutions, C.A. No. 1:11-cv-00458 in the U.S. District Court for the Northern District of Ohio. The complaint asserts infringement of U.S. Patent No. 7,464,087, or the ’087 Patent, which claims a method and system for unifying data from a variety of sources. The complaint asserts that we infringe upon the patent owned without providing any details concerning the alleged infringement, and it seeks unspecified damages and injunctive relief. On October 28, 2011, we filed an application for ex parte reexamination of the ’087 Patent with the U.S. Patent and Trademark Office, or PTO. On December 16, 2011, the PTO issued a non-final rejection of the validity of all claims of the ’087 Patent. On the same date, the district court granted our motion to stay the case pending reexamination of the patent-in-suit. On April 6, 2012, the PTO issued its final office action rejecting all asserted claims of the ’087 Patent. In July 2012, DataTrak filed a notice of appeal to the Board of Patent Appeals and Interferences. If this appeal is not successful and the decision is ultimately upheld, it will result in the elimination of the litigation. We believe that we have valid defenses to the lawsuit and intend to defend it vigorously in the event the stay of the case is lifted. The probability of a favorable or unfavorable outcome to us in the event the stay of the case is lifted is unknown nor can the liability that could potentially result from a negative outcome be reasonably estimated. As a result, we have not recorded an accrual associated with this litigation. Additionally, given the status of the proceedings, the complexities of the facts in dispute and the multiple claims involved, we are unable to estimate a range of loss related to this litigation.
On July 31, 2012, DataTrak was issued U.S. Patent No. 8,234,294, or the ’294 Patent, which is closely related to the ’087 Patent previously asserted against us. On July 31, 2012, we filed a lawsuit against DataTrak in the U.S. District Court for the District of New Jersey seeking a declaratory judgment of patent invalidity and non-infringement concerning the ’294 Patent. We intend to vigorously pursue our claims and defenses concerning the ’294 Patent. The ultimate outcome of this litigation cannot presently be determined, nor can the liability that could potentially result from a negative outcome be reasonably estimated. As a result, we have not recorded an accrual associated with this litigation. Additionally, given the status of the proceedings, the complexities of the facts in dispute and the multiple claims involved, we are unable to estimate a range of loss related to this litigation.

Effects of Recently Issued Accounting Standards
In May 2011, the Financial Accounting Standards Board, or FASB, issued ASU No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU generally represent clarification of ASC 820-10, Fair Value Measurements and Disclosures, but also include instances where a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements has changed. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011. We adopted ASU No. 2011-04 on January 1, 2012 and the adoption did not have a material impact on our consolidated financial statements.
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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
We had unrestricted cash and cash equivalents totaling $37.4 million at September 30, 2012. Our cash equivalents are principally invested in money market funds. We also had investments in marketable securities, which we classify as available-for-sale securities, totaling $86.2 million at September 30, 2012. Substantially all of our marketable securities are fixed income securities, which primarily consist of high quality commercial paper, corporate bonds, U.S. government debt obligations, and bank certificates of deposit. The unrestricted cash and cash equivalents as well as marketable securities are held for working capital purposes. We manage our cash equivalents and marketable securities as a single investment portfolio that is intended to be available to meet our current cash requirements. We do not enter into investments for trading or speculative purposes. Due to the short-term nature and high credit ratings of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.
We have a floating rate revolving line of credit under our senior secured credit facility, as amended, which is currently undrawn. Accordingly, we will be exposed to fluctuations in interest rates if such revolving line of credit is drawn. Assuming the maximum available amount of our revolving line of credit was drawn as of September 30, 2012, each hundred basis point change in prime rate or LIBOR would result in a change in interest expense by an average of approximately $0.1 million annually.

Exchange Rate Sensitivity
We have two separate exposures to currency fluctuation risk: subsidiaries outside the United States that use a foreign currency as their functional currency that are translated into U.S. dollars for consolidation and non-U.S. dollar-invoiced revenues.
Changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency are translated into U.S. dollars and result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We have translation exposure to various foreign currencies, including the Euro, British Pound Sterling and Japanese Yen. The potential translation loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to $1.3 million estimated for the nine months ended September 30, 2012.
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

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2012, an evaluation was performed with the participation of our Disclosure Committee and our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon such evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2012.
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

A summary of our repurchases of shares of our common stock for the three months ended September 30, 2012 was as follows:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs
July 1 – July 31, 2012	3,553	$32.67	—	—
August 1 – August 31, 2012	5,512	35.53	—	—
September 1 – September 30, 2012	—	—	—	—
Total	9,065	$34.41	—	—

(1)	Represents the number of shares acquired as payment by employees of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under our 2009 Plan.

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

MEDIDATA SOLUTIONS, INC.

By:	/s/ CORY DOUGLAS
Cory Douglas Chief Financial Officer (Principal Financial and Chief Accounting Officer)
Date: November 8, 2012

EXHIBIT INDEX

Exhibit No.	Description
10.1(1)	Agreement of Lease between The Rector, Church-Wardens and Vestrymen of Trinity Church in the City of New York and Medidata Solutions, Inc. dated October 19, 2012.

31.1*	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act.

31.2*	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act.

32.1**	Certification of CEO pursuant to Rules 13a-14(b) or 15d-14(b) under the Exchange Act and 18 U.S.C. 1350.

32.2**	Certification of CFO pursuant to Rules 13a-14(b) or 15d-14(b) under the Exchange Act and 18 U.S.C. 1350.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

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

(1)	Incorporated by reference to the same numbered exhibit to Medidata Solutions Inc.'s Current Report on Form 8-K filed on October 23, 2012.