Form 10-Q
period 2013-03-31
Medidata Solutions, Inc.
filed 2013-05-03
CIK 1453814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of April 30, 2013, the registrant had 26,589,408 shares of common stock outstanding.

MEDIDATA SOLUTIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 31, 2013

- i -

PART I FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)
MEDIDATA SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except per share data)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$37,291	$32,683
Marketable securities	83,086	89,871
Accounts receivable, net of allowance for doubtful accounts of $1,130 and $747, respectively	48,398	42,359
Prepaid commission expense	3,113	2,281
Prepaid expenses and other current assets	7,717	8,042
Deferred income taxes	6,731	7,465
Total current assets	186,336	182,701
Restricted cash	—	388
Marketable securities – long-term	3,655	—
Furniture, fixtures and equipment, net	10,542	10,474
Goodwill	15,081	15,382
Intangible assets, net	1,230	1,708
Deferred income taxes – long-term	10,752	11,055
Other assets	2,823	2,923
Total assets	$230,419	$224,631
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,319	$2,998
Accrued payroll and other compensation	7,716	14,140
Accrued expenses and other	7,134	6,674
Deferred revenue	53,213	50,348
Capital lease obligations	55	55
Total current liabilities	69,437	74,215
Noncurrent liabilities:
Deferred revenue, less current portion	3,722	4,323
Deferred tax liabilities	293	624
Capital lease obligations, less current portion	86	100
Other long-term liabilities	2,739	3,278
Total noncurrent liabilities	6,840	8,325
Total liabilities	76,277	82,540
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $0.01 per share; 100,000 shares authorized, 26,946 and 26,405 shares issued; 26,570 and 26,039 shares outstanding, respectively	269	264
Additional paid-in capital	168,102	160,637
Treasury stock, 376 and 366 shares, respectively	(5,752)	(5,626)
Accumulated other comprehensive loss	(1,056)	(63)
Accumulated deficit	(7,421)	(13,121)
Total stockholders’ equity	154,142	142,091
Total liabilities and stockholders’ equity	$230,419	$224,631
The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Revenues
Application services	$50,652	$38,396
Professional services	12,607	11,963
Total revenues	63,259	50,359
Cost of revenues (1)(2)
Application services	9,025	7,484
Professional services	8,104	7,131
Total cost of revenues	17,129	14,615
Gross profit	46,130	35,744
Operating costs and expenses:
Research and development (1)	11,905	9,955
Sales and marketing (1)(2)	14,489	10,383
General and administrative (1)	12,644	9,290
Total operating costs and expenses	39,038	29,628
Operating income	7,092	6,116
Interest and other income (expense):
Interest expense	(18)	(21)
Interest income	76	71
Other income, net	154	—
Total interest and other income, net	212	50
Income before income taxes	7,304	6,166
Provision for income taxes	1,604	2,396
Net income	$5,700	$3,770
Earnings per share:
Basic	$0.23	$0.16
Diluted	$0.22	$0.15
Weighted average common shares outstanding:
Basic	25,120	24,017
Diluted	26,261	24,842
(1)    Stock-based compensation expense included in cost of revenues and operating costs and expenses is as follows:

Cost of revenues	$487	$295
Research and development	458	192
Sales and marketing	1,222	564
General and administrative	3,038	1,103
Total stock-based compensation	$5,205	$2,154
(2)    Amortization of intangible assets included in cost of revenues and operating costs and expenses is as follows:

Cost of revenues	$281	$318
Sales and marketing	113	129
Total amortization of intangible assets	$394	$447
The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2013	2012
Net income	$5,700	$3,770
Other comprehensive (loss) income:
Foreign currency translation adjustments	(986)	255
Unrealized (loss) gain on marketable securities	(12)	11
Other comprehensive (loss) income:	(998)	266
Income tax benefit (expense) related to unrealized gains and losses on marketable securities	5	(4)
Other comprehensive (loss) income, net of tax	(993)	262
Comprehensive income, net of tax	$4,707	$4,032
The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$5,700	$3,770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,851	1,994
Stock-based compensation	5,205	2,154
Amortization of discounts or premiums on marketable securities	504	317
Deferred income taxes	718	272
Amortization of debt issuance costs	15	15
Excess tax benefit associated with equity awards	(610)	(1,264)
Contingent consideration adjustment	60	80
Provision for doubtful accounts	657	51
Changes in operating assets and liabilities:
Accounts receivable	(4,249)	(5,809)
Prepaid commission expense	(917)	(321)
Prepaid expenses and other current assets	684	(97)
Other assets	(73)	(133)
Accounts payable	(1,558)	(1,438)
Accrued payroll and other compensation	(6,643)	(4,048)
Accrued expenses and other	1,518	2,107
Deferred revenue	(287)	4,941
Other long-term liabilities	322	(43)
Net cash provided by operating activities	2,897	2,548
Cash flows from investing activities:
Purchases of furniture, fixtures and equipment	(2,947)	(1,821)
Purchases of available-for-sale securities	(27,416)	(20,440)
Proceeds from sale of available-for-sale securities	30,030	29,757
Decrease in restricted cash	388	—
Net cash provided by investing activities	55	7,496
Cash flows from financing activities:
Proceeds from exercise of stock options	1,655	2,216
Excess tax benefit associated with equity awards	610	1,264
Payment of acquisition-related earn-out	(380)	(251)
Repayment of obligations under capital leases	(14)	(56)
Repayment of notes payable	(38)	—
Acquisition of treasury stock	(126)	(50)
Net cash provided by financing activities	1,707	3,123
Net increase in cash and cash equivalents	4,659	13,167
Effect of exchange rate changes on cash and cash equivalents	(51)	6
Cash and cash equivalents – Beginning of period	32,683	45,214
Cash and cash equivalents – End of period	$37,291	$58,387
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$14	$12
Income taxes	$918	$940
Noncash activities:
Furniture, fixtures and equipment acquired through capital lease obligations	$—	$26
Furniture, fixtures, and equipment acquired but not yet paid for at period-end	$509	$137
Issuance of notes payable in connection with acquisition-related earn-out payments	$341	$171
The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.    ORGANIZATION
Medidata Solutions, Inc. (the “Company”) provides cloud-based solutions for the life sciences industry that optimize the efficiency of its customers’ clinical development processes. The Company’s solutions allow its customers to increase the value of their clinical development by more efficiently and effectively designing, planning and managing key aspects of the clinical trial process, including study and protocol design, trial planning and budgeting, site negotiation, clinical portal, trial management, randomization and trial supply management, clinical data capture and management, safety events capture, medical coding, clinical business analytics, and data flow and interoperability among multiple trial applications.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Except to the extent updated or described below, the Company’s significant accounting policies as of March 31, 2013 are the same as those at December 31, 2012, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 8, 2013.
Basis of Presentation — The accompanying interim condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012, the condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012, the condensed consolidated statements of comprehensive income for the three months ended March 31, 2013 and 2012, and the condensed consolidated statements of cash flows for the three months ended March 31, 2013 and 2012 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the SEC for interim financial reporting. Accordingly, certain information and footnote disclosures have been condensed or omitted pursuant to SEC rules that would ordinarily be required by GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto for the fiscal year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2013.
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments consisting of normal recurring accruals considered necessary to present fairly the Company’s financial position as of March 31, 2013, results of its operations for the three months ended March 31, 2013 and 2012, comprehensive income for the three months ended March 31, 2013 and 2012, and cash flows for the three months ended March 31, 2013 and 2012. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.
On the condensed consolidated statements of cash flows, an immaterial reclassification of a prior period amount has been made to conform to the current presentation.
Stock-Based Compensation — The Company follows Accounting Standards Codification ("ASC") 718, Compensation—Stock Compensation to account for all of its stock-based compensation plans. The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model. The Company uses stock price volatility of a group of peer companies as a basis for determining the expected volatility, together with the closing prices of the Company's publicly-traded stock. Management believes this is the best estimate of the expected volatility over the weighted-average expected life of its option grants. The Company has increased and will continue to increase the weight of its own stock price volatility within the weighted average over time as sufficient trading history is established. As the Company does not have sufficient historical exercise data in the period since its stock began being publicly traded to provide a reasonable basis upon which to estimate the expected life, the Company uses the simplified method as allowed under Securities and Exchange Commission Staff Accounting Bulletin No. 110 for estimating the expected life of options as all of its options qualify as "plain-vanilla" options. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of the option grant with a maturity tied to the expected life of the options. No dividends are expected to be declared by the Company at this time. The fair value of each nonvested restricted stock award and performance based restricted stock unit is measured as if the nonvested restricted stock award or unit was vested and issued on the grant date. Compensation expense for stock options and restricted stock awards is recognized, net of estimated forfeitures, on a straight-line basis over the vesting period. Compensation expense for performance based restricted stock units is based on the fair value of the units at the grant date, adjusted each reporting period for expected performance relative to the associated goals, and is recognized, net of estimated forfeitures, on a straight-line basis over the vesting period.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

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
Accounts Receivable — Accounts receivable are recorded at original invoice amount less an allowance that management believes will be adequate to absorb estimated losses on existing accounts receivable. The allowance is based on an evaluation of the collectability of accounts receivable and prior bad debt experience. Accounts receivable are written off when deemed uncollectible. Unbilled receivables consist of revenue recognized in excess of billings, substantially all of which is expected to be billed and collected within one year. As of March 31, 2013 and December 31, 2012, unbilled accounts receivable of $6.0 million and $3.1 million, respectively, are included in accounts receivable on the Company's consolidated balance sheets.
Segment Information — As defined by ASC 280, Segment Reporting, the Company operates as a single segment, as the chief operating decision maker makes operating decisions and assesses performance based on one single operating unit. The Company recorded revenues in the following geographic areas for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenues:
United States of America	$44,854	$32,902
Japan	7,833	7,317
Switzerland	2,921	2,891
United Kingdom	2,866	2,141
Other	4,785	5,108
Total	$63,259	$50,359
Revenues by geographic area are presented based upon the country in which revenues were generated. No individual country other than the United States, Japan, the United Kingdom and Switzerland represented 5% or more of net revenues for any of the periods presented.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

The following table summarizes long-term assets by geographic area as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Long-term assets:
United States of America	$34,589	$32,102
United Kingdom	9,173	9,454
Japan	321	374
Total	$44,083	$41,930
Recently Issued Accounting Pronouncements — In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which removes the presentation options contained in ASC 220, Comprehensive Income, and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the format of statement of operations used today, and the second statement would include components of other comprehensive income. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to defer indefinitely the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of ASU No. 2011-05 are effective for interim and annual periods beginning after December 15, 2011, and must be applied retrospectively for all periods presented in the financial statements. The Company adopted the applicable provisions of ASU No. 2011-05 on January 1, 2012. The adoption did not have a material impact on its consolidated financial statements other than a change in their presentation. In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which supersedes and replaces the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU No. 2011-05 and ASU No. 2011-12. ASU No. 2013-02 is effective for reporting periods beginning after December 15, 2012. The Company adopted ASU No. 2013-02 on January 1, 2013, and the adoption did not have a material impact on its consolidated financial statements.
3.    MARKETABLE SECURITIES
The Company manages its cash equivalents and marketable securities as a single investment portfolio that is intended to be available to meet the Company’s current cash requirements. Cash equivalents consist primarily of investments in money market funds. Marketable securities, which the Company classifies as available-for-sale securities, primarily consist of high quality commercial paper, corporate bonds, and U.S. government debt obligations. Marketable securities with remaining effective maturities of twelve months or less from the balance sheet date are classified as short-term; otherwise, they are classified as long-term on the consolidated balance sheet.
The following table provides the Company’s marketable securities by security type as of March 31, 2013 and December 31, 2012 (in thousands):

	As of March 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper and corporate bonds	$45,299	$—	$(18)	$45,281
U.S. Treasury and U.S. government agency debt securities	41,452	8	—	41,460
Total	$86,751	$8	$(18)	$86,741

	As of December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper and corporate bonds	$63,682	$4	$(11)	$63,675
U.S. Treasury and U.S. government agency debt securities	26,186	10	—	26,196
Total	$89,868	$14	$(11)	$89,871

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

Contractual maturities of the Company’s marketable securities as of March 31, 2013 and December 31, 2012 are summarized as follows (in thousands):

	As of March 31, 2013		As of December 31, 2012
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in one year or less	$83,092	$83,086	$89,868	$89,871
Due in one to five years	3,659	3,655	—	—
	$86,751	$86,741	$89,868	$89,871
The following table provides the fair market value and the gross unrealized losses of the Company’s marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by security type as of March 31, 2013 and December 31, 2012 (in thousands):

	In Loss Position for Less than 12 Months
	As of March 31, 2013		As of December 31, 2012
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper and corporate bonds	$34,330	$(18)	$42,167	$(11)
None of the Company’s marketable securities has been in a continuous unrealized loss position for more than twelve months as of March 31, 2013 and December 31, 2012.
At March 31, 2013, the Company had an insignificant amount of gross unrealized losses primarily due to a decrease in the fair value of certain corporate bond securities. The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include:

•	the length of time and extent to which fair value has been lower than the cost basis;

•	the financial condition, credit quality and near-term prospects of the investee; and

•	whether it is more likely than not that the Company will be required to sell the security prior to recovery.
As the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company has determined that the gross unrealized losses on such investments at March 31, 2013 are temporary in nature. Accordingly, the Company did not consider that its investments in marketable securities were other-than-temporarily impaired as of March 31, 2013.
During the three months ended March 31, 2013 and 2012, the Company did not record any net realized gains or losses from the sale of marketable securities.

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

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

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
Financial assets (excluding cash balances) measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 are summarized as follows (in thousands):

	As of March 31, 2013				As of December 31, 2012
	Fair Value Measurement Using				Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$23,276	$—	$—	$23,276	$17,815	$—	$—	$17,815
Corporate bonds	—	1,002	—	1,002	—	3,313	—	3,313
Total cash equivalents	23,276	1,002	—	24,278	17,815	3,313	—	21,128
Commercial paper and corporate bonds	—	45,281	—	45,281	—	63,675	—	63,675
U.S. Treasury and U.S. government agency debt securities	—	41,460	—	41,460	—	26,196	—	26,196
Total marketable securities	—	86,741	—	86,741	—	89,871	—	89,871
Total financial assets	$23,276	$87,743	$—	$111,019	$17,815	$93,184	—	$110,999
Liabilities:
Contingent consideration	$—	$—	$861	$861	$—	$—	$801	$801
The Company’s financial assets that are measured at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy. Investments in money market funds have been classified as Level 1 since these securities are valued based upon $1.00 net asset value per share or unadjusted quoted prices in active markets. Investments in commercial paper, corporate bonds, and U.S. government agency debt securities have been classified as Level 2 since these securities are valued based on quoted prices in less active markets or significant inputs which are directly or indirectly observable. The valuation techniques used to measure the fair values of corporate bonds and U.S. government agency debt securities were derived from the inputs of market prices from multiple sources at each reporting period. The fair value was then determined based on a consensus price or a weighted average price for each security. For the remaining financial assets classified as Level 2, substantially all of the securities had a short maturity within one year with high credit ratings. Therefore, the valuation techniques used to measure the fair values were primarily derived from accretion of purchase price to its face value over the term of maturity or quoted market prices for similar instruments if available. During the three months ended March 31, 2013 and 2012, there were no transfers of financial assets between Level 1 and Level 2.
The contingent consideration, associated with earn-out payments related to the acquisition of Clinical Force Limited ("Clinical Force") in July 2011, is classified as Level 3. The fair value of the contingent consideration was estimated by applying the income approach. That measure is based on significant inputs that are not observable in the market. The significant inputs in the Level 3 measurement not supported by market activity included the Company’s probability assessments of expected future cash flows associated with its related acquisition during the earn-out payments measurement period, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the purchase agreement. Significant assumptions include a discount rate of 11%, which is derived from the Company’s estimated weighted average cost of capital of 16% net of a 5% risk adjustment. Changes in the Company’s expectations related to the achievement of the performance-based criteria specified in the purchase agreement may affect these assumptions, resulting in an increase or decrease in the fair value of the contingent consideration liability.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities during the first three months of 2013 (in thousands):

Contingent Consideration

Balance at January 1, 2013 (included in other long-term liabilities)	$801
Change in fair value	60
Balance at March 31, 2013 (included in accrued expenses and other)	$861
For the three months ended March 31, 2013 and 2012, the Company recorded adjustments of $0.1 million and $0.1 million, respectively, to the contingent consideration obligation as a result of the recurring measurement of its fair value at each reporting period using the income approach. The fair value adjustments were recorded in general and administrative expenses in the Company's consolidated financial statements.
The carrying amounts of all other current financial assets and current financial liabilities reflected in the consolidated balance sheets approximate fair value due to their short-term nature. The Company does not have non-financial assets or liabilities that have been measured at fair value on a nonrecurring basis as of March 31, 2013.

5.    GOODWILL AND INTANGIBLE ASSETS
The change in the carrying amount of goodwill during the first three months of 2013 is as follows (in thousands):

Balance as of January 1, 2013	$15,382
Foreign currency translation adjustments	(301)
Balance as of March 31, 2013	$15,081
Intangible assets are summarized as follows (in thousands):

	As of March 31, 2013			As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$3,993	$(3,097)	$896	$4,094	$(2,935)	$1,159
Database	1,900	(1,900)	—	1,900	(1,821)	79
Customer relationships	2,036	(1,702)	334	2,064	(1,594)	470
Total	$7,929	$(6,699)	$1,230	$8,058	$(6,350)	$1,708
Annual amortization for the next five years is expected to be as follows (in thousands):

Remainder of year ending December 31, 2013	$397
Years ending December 31,
2014	507
2015	265
2016	44
2017	17
2018	—

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

6.    STOCK-BASED COMPENSATION
The Company accounts for the stock-based compensation in accordance with ASC 718, Compensation — Stock Compensation. For the three months ended March 31, 2013 and 2012, the components of stock-based compensation expense were summarized in the following table (in thousands):

	Three Months Ended March 31,
	2013	2012
Stock options	$962	$946
Restricted stock awards	3,182	1,208
Performance based restricted stock units	1,061	—
Total stock-based compensation	$5,205	$2,154
In April 2013, the Company amended and restated the 2009 Long-Term Incentive Plan (the "2009 Plan") to increase the number of shares of common stock that the Company may issue under the 2009 Plan by 1.5 million shares, to a total of 5.5 million shares.
Stock Options
The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2013	2012
Expected volatility	—	45%
Expected life	—	6 years
Risk-free interest rate	—	1.17%
Dividend yield	—	—
The following table summarizes the activity under the stock option plans as of March 31, 2013, and changes during the three months then ended (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	1,789	$19.39
Granted	—	—
Exercised	(120)	13.84
Forfeited	(6)	22.38
Expired	(1)	24.28
Outstanding at March 31, 2013	1,662	$19.78	7.27	$63,512
Exercisable at March 31, 2013	960	$16.34	6.30	$39,982
Vested and expected to vest at March 31, 2013	1,625	$19.63	7.23	$62,331
The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2013 and 2012 was none and $8.89, respectively. The total intrinsic value of stock options exercised during the three months ended March 31, 2013 and 2012 was $4.4 million and $5.7 million, respectively. As of March 31, 2013, there was a total of $7.7 million of unrecognized compensation cost related to all non-vested stock options granted, as recorded in accordance with ASC 718. This cost is expected to be recognized over a weighted-average remaining period of 2.66 years. The total fair value of stock options vested during the three months ended March 31, 2013 and 2012 was $0.9 million and $0.9 million, respectively.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

Restricted Stock Awards
The following table summarizes the status of the Company’s nonvested restricted stock awards ("RSAs") as of March 31, 2013, and changes during the three months then ended (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2013	973	$23.08
Granted	422	49.97
Vested	(6)	26.98
Forfeited	(7)	26.88
Nonvested at March 31, 2013	1,382	$31.25
As of March 31, 2013, there was a total of $36.0 million of unrecognized compensation cost related to all non-vested RSAs granted, as recorded in accordance with ASC 718. This cost is expected to be recognized over a weighted-average remaining period of 2.69 years. The total fair value of RSAs vested during the three months ended March 31, 2013 and 2012 was $0.2 million and $0.1 million, respectively.
Performance Based Restricted Stock Units
In February 2013, the Company began granting performance based restricted stock units ("PBRSUs") to certain employees including executives. These PBRSUs are earned upon the achievement of certain targets over a specified performance period. Each PBRSU represents a contingent right to receive one share of the Company's common stock and its fair value is based on the closing price of the Company's stock on the date of grant. The number of PBRSUs ultimately earned can range from zero to a specified multiple of the original award, based upon the level of performance achieved during the associated performance period in relation to the predetermined performance goals. At each reporting period, management estimates the probable number of PBRSUs that will be earned, until the final achievement is determined at the close of the respective performance periods. The resulting compensation cost is amortized net of expected forfeitures over the associated vesting period.
Of the original target number of PBRSUs granted during the three months ended March 31, 2013, which assumes performance at 100% of targeted levels, (1) 113,538 PBRSUs have performance conditions based on revenue for the year ending December 31, 2013 relative to the Company's revenue guidance and a minimum profitability condition, vesting annually over three years commencing on the first anniversary of the grant date, with the number of PBRSUs ultimately earned ranging from zero to 200% of the original award; (2) 56,769 PBRSUs have performance conditions based on the Company's total stockholder return ("TSR") relative to that of the NASDAQ Composite Index for the year ending December 31, 2013, vesting annually over three years commencing on the first anniversary of the grant date, with the number of PBRSUs ultimately earned ranging from zero to 200% of the original award; and (3) 305,414 PBRSUs have performance conditions based on the Company's compound annual growth rate of revenue ("CAGR"), as defined in the grant agreement, and the Company's absolute TSR over the three-year performance period ending December 31, 2015, vesting in full on December 31, 2015, with the number of PBRSUs ultimately earned ranging from zero to 300% of the original award.
The following table summarizes the status of the Company’s nonvested PBRSUs based upon expected performance as of March 31, 2013, and changes during the three months then ended (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2013	—	$—
Granted	476	49.63
Increase due to expected performance	34	49.63
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2013	510	$49.63

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

As of March 31, 2013, there was a total of $24.2 million of unrecognized compensation cost related to all non-vested PBRSUs granted, as recorded in accordance with ASC 718. This cost is expected to be recognized over a weighted-average remaining period of 2.80 years.

7.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in the balances of each component of accumulated other comprehensive loss during the first three months of 2013 are as follows:

	Foreign currency translation adjustments	Unrealized gains (losses) on available for sale securities	Total
Balance as of January 1, 2013	$(53)	$(10)	$(63)
Other comprehensive loss	(986)	(7)	(993)
Balance as of March 31, 2013	$(1,039)	$(17)	$(1,056)
For the three months ended March 31, 2013, reclassifications of items from accumulated other comprehensive loss to net income were insignificant.

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
A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for the three months ended March 31, 2013 and 2012 are shown in the following table (in thousands, except per share data):

	Three Months Ended March 31,
	2013	2012
Numerator
Net income	$5,700	$3,770
Denominator
Denominator for basic earnings per share:
Weighted average common shares outstanding	25,120	24,017
Denominator for diluted earnings per share:
Dilutive potential common shares:
Stock options	721	584
Restricted stock awards	415	241
Performance based restricted stock units	5	—
Weighted average common shares outstanding with assumed conversion	26,261	24,842
Basic earnings per share	$0.23	$0.16
Diluted earnings per share	$0.22	$0.15
Total number of anti-dilutive shares of stock options and nonvested stock excluded from calculation of diluted earnings per share	67	475

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

9.    INCOME TAXES
The Company’s effective tax rate for the three months ended March 31, 2013 was 22% and differed from the federal statutory rate of 35% primarily due to state and local income taxes, stock-based compensation, research and development tax credits, and limitations on officers' compensation.
In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, reinstating the research and development tax credit retroactively from January 1, 2012 to December 31, 2013. As a result, in the first quarter of 2013 the Company recognized as a favorable discrete item a research and development tax credit of $1.2 million related to 2012. Research and development tax credits generated in 2013 are being recognized pro rata as a component of the overall 2013 effective tax rate.
The Company’s effective tax rate for the three months ended March 31, 2012 was 39% and differed from the federal statutory rate of 35% primarily due to state and local income taxes, stock-based compensation, and benefit associated with domestic production activities deduction.
The Company had approximately $2.9 million of gross unrecognized tax benefits as of December 31, 2012. For the three months ended March 31, 2013, there was no change relating to the Company’s tax positions. During the first quarter of 2013, the Company was informed by the Internal Revenue Service ("IRS") that the examination of its 2010 Federal income tax return was completed, and no adjustment to the tax return was proposed by the IRS.

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

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

Contractual Warranties — The Company typically provides contractual warranties to its customers covering its product and services. To date, any refunds provided to customers have been immaterial.
Change in Control Agreements — In January 2009, the Company entered into change in control agreements with its chief executive officer and certain other executive officers. These agreements provide for payments to be made to such officers upon involuntary termination of their employment by the Company without cause or by such officers for good reason as defined in the agreements, within a period of 2 years following a change in control. The agreements provide that, upon a qualifying termination event, such officers will be entitled to (a) a severance payment equal to the officer’s base salary plus target bonus amount; (b) continuation of health benefits for 12 months; and (c) immediate vesting of any remaining unvested equity awards, unless otherwise specified in the equity award agreements. In March 2012, the Company amended the agreements with its named executive officers to eliminate tax gross-up payments.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in the future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to the factors discussed under the “Risk Factors” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission, or SEC, on March 8, 2013.
The following is a discussion and analysis of our financial condition and results of operations and should be read together with our condensed consolidated financial statements and related notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Overview
We are a leading global provider of cloud-based solutions for the life sciences industry that optimize the efficiency of our customers’ clinical development processes from concept to conclusion, optimizing their research and development investments. Our customers are pharmaceutical, biotechnology, and medical device companies, academic institutions, contract research organizations, or CROs, and other organizations engaged in clinical trials to bring medical products and treatments to market and explore new indications for existing medical products. Our solutions allow our customers to increase the value of their development programs by more efficiently and effectively designing, planning, and managing key aspects of the clinical trial process, including study and protocol design, trial planning and budgeting, site negotiation, clinical portal, trial management, randomization and trial supply management, clinical data capture and management, safety events capture, medical coding, clinical business analytics, and data flow and interoperability among multiple trial applications. Our customers rely on our solutions to safely accelerate the clinical development process, enhancing decision-making and saving resources in the development life cycle.
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
We have grown our revenues significantly since inception by expanding our customer base, increasing penetration with existing customers, selling multiple solutions under our clinical cloud-based platform, enhancing our solutions and services and growing our indirect channel. In order to achieve and sustain our growth objectives, we have invested and will continue to invest in key areas, including: new personnel, particularly in direct domestic and international sales activities; resources to support our product development, including new and expanded product capabilities; marketing programs to build brand awareness; and infrastructure to support growth.
We derive a majority of our application services revenues through multi-study arrangements for a predetermined number of studies. We also offer our application services on a single-study basis that allows customers to use our platform for a limited number of studies or to evaluate it prior to committing to multi-study arrangements. We invest heavily in training our customers, their investigators and other third parties to configure clinical trials independently. We believe this knowledge transfer accelerates customer adoption of our solutions. We also invest in training and enabling a network of implementation partners, primarily CROs, who can provide implementation support to customers who outsource data management and other activities to third parties.

We use a number of metrics to evaluate and manage our business. These metrics include revenue growth, customer growth, customer retention rate, revenues from lost customers, geographic contribution, and application services backlog.
Our customer base has grown from 173 at January 1, 2010 to 358 at March 31, 2013. Our relationships with some of these customers include multiple divisions and business units at various domestic and international locations. We generate revenues from sales to new customers as well as sales and renewals from our existing customers. Our global direct sales organization represents our primary source of sales, with an increasing volume of sales generated through our CRO relationships. Our customer retention rate was 98.0% and 98.2% for the three months ended March 31, 2013 and 2012, respectively. We calculate customer retention based upon the number of customers that existed both at the beginning and end of the relevant period. Revenues from lost customers accounted for 0.1% of total prior year revenues for each of the three month periods ended March 31, 2013 and 2012 . To calculate the impact of customers lost during the period, we consider the revenues recognized from lost customers during the most recent prior fiscal year as a percentage of total company revenues from the same period. Traditionally, we maintain a high percentage of customer retention and hence the revenue impact from lost customers is insignificant to our total revenues. We believe revenues from lost customers coupled with customer retention rate give the best sense of volume and scale of customer loss and retention. Our presentation of customer retention and revenues from lost customers may differ from other companies in our industry.
We manage our business as one reportable segment. Historically, we have generated most of our revenues from sales to customers located in the United States. However, revenues generated from customers located in Europe and Asia (including Australia) represent a significant portion of overall revenues. Revenues generated from customers located in Europe increased 2% year-over-year, representing approximately 15% and 19% of total revenues for the three months ended March 31, 2013 and 2012, respectively. Revenues generated from customers in Asia increased 8% year-over-year, representing approximately 13% and 16% of total revenues for the three months ended March 31, 2013 and 2012, respectively. We expect sales to customers in Europe and Asia to continue to represent a significant portion of total sales as we continue to serve existing and new customers in these markets.
Currently, the majority of our professional services revenues are recognized as services our delivered; only an insignificant portion of professional services revenues continues to be recognized ratably over the term of the corresponding application services component, as required under current accounting standards until such multiple-element arrangements expire. Thus, our professional services no longer contribute to total backlog or deferred revenue in a significant manner. Consequently, we now monitor application services backlog as an indicator of the underlying health of our business.
Application services backlog solely relates to our cloud-based offerings, representing the total future contract value of outstanding multi-study and single-study arrangements, billed and unbilled, at a point in time. Application services revenues generated in any given period is a function of revenue recognized from the beginning of period application services backlog, contract renewals, and new customer contracts. For this reason, application services backlog at the beginning of any period is not necessarily indicative of long-term future performance. We monitor the amount of revenues expected to be recognized from application services backlog over the current fiscal year while updating application services backlog each quarter to indicate how much remains to be recognized within the year. As of January 1, 2013, we had full year application services backlog of approximately $186 million. The remaining amount of revenue to be recognized from application services backlog in the current year, or remaining application services backlog, as of March 31, 2013 is approximately $156 million.
We consider the global adoption of clinical development technologies to be essential to our future growth. Our future growth will also depend on our ability to sustain the high levels of customer satisfaction and our ability to increase sales to existing customers. In addition, the market for our solutions is often characterized by rapid technological change and evolving regulatory standards. Our future growth is dependent on the successful development and introduction of new products and enhancements. To address these challenges, we will continue to expand our direct and indirect sales channels in domestic and international markets, pursue research and development as well as acquisition opportunities to expand and enhance our product offerings, expand our marketing efforts, and drive customer adoption through our knowledge transfer professional services offerings. Our success in these areas will depend upon our abilities to execute on our operational plans, interpret and respond to customer and regulatory requirements, and retain key staff.

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
Sales and Marketing. Sales and marketing expenses consist primarily of personnel and related expenses for our sales and marketing staff, including salaries, benefits, bonuses and stock-based compensation, commissions, travel costs, and marketing and promotional events, corporate communications, advertising, other brand building and product marketing expenses and allocated overhead. Our sales and marketing expenses have increased in absolute dollars primarily due to our ongoing substantial investments in customer acquisition and sales incentive costs as a result of our revenue growth. We expect sales and marketing expenses to continue to increase in absolute dollars. Over the long term, we believe that sales and marketing expenses as a percentage of total revenues will decrease.
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
Income Tax Expense
We are subject to tax in the United States as well as other tax jurisdictions in which we conduct business. In 2013, we expect that our effective income tax rate will range from 36 to 40 percent. We have U.S. Federal and state net operating loss carryforwards, or NOLs, available to offset future taxable income, which do not fully expire until 2028 and are subject to limitations under Section 382 of the Internal Revenue Code, or Section 382. We expect our overall income tax expense to increase in absolute dollars.

Critical Accounting Policies
Our condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Our critical accounting policies, including the assumptions and judgments underlying them, require the application of significant judgment in the preparation of our financial statements, and as a result they are subject to a greater degree of uncertainty. In applying these policies, we use our judgment to determine the appropriate assumptions to be used in calculating estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from those estimates. Our critical accounting policies consist of revenue recognition, stock-based compensation, goodwill and intangibles and income taxes. Except to the extent updated or described below, our critical accounting policies as of March 31, 2013 are the same as those at December 31, 2012, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
Stock-Based Compensation
We currently follow Accounting Standards Codification, or ASC, 718, Compensation—Stock Compensation, to account for all of our stock-based compensation plans. According to ASC 718, all forms of share-based payments to employees, including employee stock options, nonvested restricted stock awards and employee stock purchase plans, are treated the same as any other form of compensation by recognizing the related cost in the statement of operations.
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
We use stock price volatility of our peer group of companies as a basis for determining the expected volatility together with the closing prices of our publicly-traded sock. We have increased and will continue to increase the weight of our own stock price volatility within the weighted average over time as sufficient trading history of our stock is established, with the intent of relying completely upon our own stock's volatility by 2014. In addition, as we do not have sufficient historical exercise data in the period since our stock began being publicly traded to provide a reasonable basis upon which to estimate the expected life, we use the simplified method as allowed under SEC Staff Accounting Bulletin No. 110 for estimating the expected life of options as all of our options qualify as "plain-vanilla" options.
The risk-free interest rate is based on the United States Treasury yield curve with a maturity tied to the expected life of the option. We have not paid and do not expect to pay dividends on our common stock. Thus, no expected dividend yield is factored into our Black-Scholes pricing model.
The fair value of each nonvested restricted stock award and performance based restricted stock unit is measured as if the nonvested restricted stock award or unit was vested and issued on the grant date.
Compensation expense for stock options and restricted stock awards is recognized, net of estimated forfeitures, on a straight-line basis over the vesting period. Compensation expense for performance based restricted stock units is based on the fair value of the units at the grant date, adjusted each reporting period for expected performance relative to the associated goals, and is recognized, net of estimated forfeitures, on a straight-line basis over the vesting period.

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
The following table sets forth our consolidated results of operations as a percentage of total revenues for the periods shown:

	Three Months Ended March 31,
	2013	2012
Revenues:
Application services	80.1%	76.2%
Professional services	19.9%	23.8%
Total revenues	100.0%	100.0%
Cost of revenues:
Application services	14.3%	14.9%
Professional services	12.8%	14.2%
Total cost of revenues	27.1%	29.1%
Gross profit	72.9%	70.9%
Operating costs and expenses:
Research and development	18.8%	19.8%
Sales and marketing	22.9%	20.6%
General and administrative	20.0%	18.4%
Total operating costs and expenses	61.7%	58.8%
Operating income	11.2%	12.1%

Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012
Revenues

	Three Months Ended March 31,
	2013		2012		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Revenues:
Application services	$50,652	80.1%	$38,396	76.2%	$12,256	31.9%
Professional services	12,607	19.9%	11,963	23.8%	644	5.4%
Total revenues	$63,259	100.0%	$50,359	100.0%	$12,900	25.6%

Total revenues. Total revenues increased $12.9 million, or 25.6%, to $63.3 million for the three months ended March 31, 2013 from $50.4 million for the same period in 2012. The increase in revenues was primarily due to a $12.3 million increase in revenues from application services and a $0.6 million increase in revenues from professional services. During the first quarter of 2013, we added 17 new customers to reach a total of 358 customers as of March 31, 2013. At the start of 2013, we had approximately $186 million of 2013 full year application services backlog. As of March 31, 2013, the total 2013 remaining application services backlog was approximately $156 million.
Application services revenues. Revenues from application services increased $12.3 million, or 31.9%, to $50.7 million for the three months ended March 31, 2013 from $38.4 million for the same period in 2012. The majority of the increase in application services revenues was derived from increased activity among our existing large customers and midmarket customers, primarily resulting from new studies and renewals. We also benefited from strong demand from both new and existing customers for multiple products. The revenues from products other than, Medidata Rave, or non-Rave revenues, grew 125% compared with prior period. Revenues from new customers accounted for 18% of the total increase in application services revenues. Application services revenues also increased significantly from both international and domestic customers compared with the prior period. Revenues from customers based in North America and Asia grew 42% and 17%, respectively, whereas revenues from customers based in Europe grew 10%.
Professional services revenues. Revenues from professional services increased $0.6 million, or 5.4%, to $12.6 million for the three months ended March 31, 2013 from $12.0 million for the same period in 2012. The increase in professional services revenues was due to high demand for servicing of new products.
Cost of Revenues

	Three Months Ended March 31,
	2013		2012		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Cost of revenues:
Application services	$9,025	14.3%	$7,484	14.9%	$1,541	20.6%
Professional services	8,104	12.8%	7,131	14.2%	973	13.6%
Total cost of revenues	$17,129	27.1%	$14,615	29.1%	$2,514	17.2%
Total cost of revenues. Total cost of revenues increased $2.5 million, or 17.2%, to $17.1 million for the three months ended March 31, 2013 from $14.6 million for the same period in 2012.
Cost of application services revenues. Cost of application services revenues increased $1.6 million, or 20.6%, to $9.0 million for the three months ended March 31, 2013 from $7.4 million for the same period in 2012. The increase was driven by the rise in hosting costs resulting from increased headcount and higher external costs, including third-party cloud hosting services and outside consultants, to support our business growth. The increase was also due to higher technology-related expenses associated with our multi-year software-related licenses and service contracts entered into during the second quarter of 2012.
Cost of professional services revenues. Cost of professional services revenues increased $1.0 million, or 13.6%, to $8.1 million for the three months ended March 31, 2013 from $7.1 million for the same period in 2012. The increase was mainly driven by higher personnel-related costs resulting from an increase in headcount to support our high demand for servicing of new products as well as demand from our new customers.

Operating Costs and Expenses

	Three Months Ended March 31,
	2013		2012		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Operating costs and expenses:
Research and development	$11,905	18.8%	$9,955	19.8%	$1,950	19.6%
Sales and marketing	14,489	22.9%	10,383	20.6%	4,106	39.5%
General and administrative	12,644	20.0%	9,290	18.4%	3,354	36.1%
Total operating costs and expenses	$39,038	61.7%	$29,628	58.8%	$9,410	31.8%

Total operating costs and expenses. Total operating costs and expenses increased $9.4 million, or 31.8%, to $39.0 million for the three months ended March 31, 2013 from $29.6 million for the same period in 2012. Costs increased in each department with the larger increases in sales and marketing and general and administrative expenses.
Research and development expenses. Research and development expenses increased $2.0 million, or 19.6%, to $11.9 million for the three months ended March 31, 2013 from $9.9 million for the same period in 2012. The increase was primarily due to an increase in personnel-related costs of $1.3 million, which was attributable to significant increases in staffing levels in order to accelerate the enhancement and broadening of our product offerings. In addition, the increase in research and development expenses was also driven by our investments in big data initiatives beginning in 2013. Higher rent expense was also a contributor to the overall increase. We believe our investments in research and development position us to capitalize on the opportunities we see in our markets.
Sales and marketing expenses. Sales and marketing expenses increased $4.1 million, or 39.5%, to $14.5 million for the three months ended March 31, 2013 from $10.4 million for the same period in 2012. The increase was primarily due to higher personnel-related costs of $3.5 million, driven by higher sales incentive compensation costs as a result of higher sales performance versus a year ago. In addition, we continued to increase our staffing levels in association with the expansion of the reach and capability of our global sales organization in support of our overall growth initiatives. Higher stock-based compensation expenses were impacted by our equity awards granted in prior and current years.
General and administrative expenses. General and administrative expenses increased $3.3 million, or 36.1%, to $12.6 million for the three months ended March 31, 2013 from $9.3 million for the same period in 2012. The increase was primarily due to higher stock-based compensation costs of $1.9 million as a result of our equity awards granted to our executives and employees in prior and current years. An increase in our provision for doubtful accounts also impacted expenses.
Income Tax Expense
Income tax expense decreased $0.8 million to $1.6 million for the three months ended March 31, 2013 from $2.4 million for the same period in 2012. The decrease was the result of a lower effective tax rate at 22% versus 39% a year ago, related to federal and state research and development tax credits, partially offset by limits on deductible executive compensation under Section 162(m) of the Internal Revenue Code. With regard to research and development tax credits, we recognized a one-time catch-up tax benefit of $1.2 million associated with the 2012 tax year in the first quarter of 2013 as a result of the American Taxpayer Relief Act of 2012, or ATRA, which was signed into law in January 2013. ATRA reinstated the research and development tax credit retroactively from January 1, 2012 to December 31, 2013.
Liquidity and Capital Resources
Our principal sources of liquidity were cash, cash equivalents and marketable securities of $124.0 million at March 31, 2013 and $122.6 million at December 31, 2012. Cash and cash equivalents increased $4.6 million during the first three months of 2013 primarily impacted by strong collections from our accounts receivable, increased billings from our strong sales activities, net proceeds from marketable securities, and our annual bonus payments. We manage our cash equivalents and marketable securities as a single investment portfolio that is intended to be available to meet our current cash requirements. Cash equivalents substantially consist of investment in money market funds. Marketable securities, which we classify as available-for-sale securities, primarily consist of high quality commercial paper, corporate bonds, and U.S. government debt obligations. Marketable securities with remaining effective maturities of twelve months or less from the balance sheet date are classified as short-term; otherwise, they are classified as long-term on the consolidated balance sheet.

We have a $10.0 million revolving line of credit under our senior secured credit facility, as amended, that matures in September 2013. Except for the $3.9 million reduction of the available amount due to standby letters of credit issued in connection with the office leases executed under our credit agreement, the revolving line of credit remains undrawn. As of March 31, 2013, approximately $6.1 million of the revolving line of credit was still available for future borrowings. Due to the structure of the credit agreement, any future borrowings under the revolving line of credit will be classified as a current liability. As of March 31, 2013, the effective interest rate for our senior secured credit facility, as amended, was 2.70%, if borrowing under the U.S. London Interbank Offer Rate, or LIBOR, option. We are in compliance with all covenants under our senior secured credit facility, as amended, as of March 31, 2013.
We believe that our cash flows from operations, existing cash and cash equivalents and highly liquid marketable securities and our availability under our existing revolving line of credit will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for the foreseeable future. For the remainder of 2013, we expect to make approximately $29 to $30 million in capital expenditures, primarily related to leasehold improvements in our new corporate headquarters in New York City. We also plan to enhance our infrastructure and increase the capacity in our Houston data center, as well as to enhance our computer equipment across various corporate functions. We expect to acquire out capital equipment through purchases as opposed to capital lease arrangements.
Cash Flows Provided By Operating Activities
Cash flows provided by operating activities during the three months ended March 31, 2013 were $2.9 million, which consisted primarily of net income of $5.7 million, non-cash adjustments, including stock-based compensation of $5.2 million, depreciation and amortization of $1.9 million and deferred income taxes of $0.7 million, as well as changes in working capital. The change in working capital includes a decline in accrued payroll and other compensation of $6.6 million and an increase in accounts receivable of $4.2 million. The fluctuation in accounts receivable was primarily due to higher billing activities, partially offset by our strong customer collections. The decrease in accrued payroll and other compensation was related to our payment of annual bonuses.
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
Cash Flows Provided by Investing Activities
Cash flows provided by investing activities during the three months ended March 31, 2013 were $0.1 million, which was related to $30.0 million in proceeds from sale and maturity of marketable securities and decrease in restricted cash of $0.4 million, partially offset by $27.4 million in purchases of marketable securities and $2.9 million in purchases of furniture, fixtures and equipment. For the three months ended March 31, 2013 we did not acquire any furniture, fixtures, and equipment through capital lease arrangements.
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
Cash Flows Provided by Financing Activities
Cash flows provided by financing activities during the three months ended March 31, 2013 were $1.7 million, which was primarily due to $1.7 million in proceeds from stock option exercises and $0.6 million of excess tax benefit realized from equity awards, partially offset by $0.4 million in acquisition-related earn-out payments and $0.1 million relating to the acquisition of treasury stock in connection with the vesting of restricted stock awards.
Cash flows provided by financing activities during the three months ended March 31, 2012 were $3.1 million, which was primarily due to $2.2 million in proceeds from stock option exercises and $1.3 million of excess tax benefit realized from equity awards, partially offset by $0.3 million in acquisition-related earn-out payments.

Contractual Obligations, Commitments and Contingencies
There was no material change in our contractual obligations during the first three months of 2013.
In January 2009, we entered into agreements with certain of our executive officers that provide them with certain benefits upon the termination of their employment following a change of control in our company. The agreements provide that, upon a qualifying event, such officers will be entitled to (a) a severance payment equal to the officer’s base salary plus target bonus amount; (b) continuation of health benefits for 12 months; and (c) immediate vesting of any remaining unvested equity awards, unless otherwise specified in the equity award agreements. In March 2012, we amended the agreements with our named executive officers to eliminate the tax gross-up payments.
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

Effects of Recently Issued Accounting Standards
In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which removes the presentation options contained in ASC 220, Comprehensive Income, and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the format of statement of operations used today, and the second statement would include components of other comprehensive income. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to defer indefinitely the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of ASU No. 2011-05 are effective for interim and annual periods beginning after December 15, 2011, and must be applied retrospectively for all periods presented in the financial statements. We adopted the applicable provisions of ASU No. 2011-05 on January 1, 2012. The adoption did not have a material impact on our consolidated financial statements other than a change in their presentation. In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which supersedes and replaces the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU No. 2011-05 and ASU No. 2011-12. ASU No. 2013-02 is effective for reporting periods beginning after December 15, 2012. We adopted ASU No. 2013-02 on January 1, 2013 and the adoption did not have a material impact on our consolidated financial statements.
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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
We had unrestricted cash and cash equivalents totaling $37.3 million at March 31, 2013. The majority of our cash equivalents is invested in money market funds. We also had investments in marketable securities, which we classify as available-for-sale securities, totaling $86.7 million at March 31, 2013. Substantially all of our marketable securities are fixed income securities, which primarily consist of high quality commercial paper, corporate bonds, and U.S. government debt obligations. The unrestricted cash and cash equivalents as well as marketable securities are held for working capital purposes. We manage our cash equivalents and marketable securities as a single investment portfolio that is intended to be available to meet our current cash requirements. We do not enter into investments for trading or speculative purposes. Due to the short-term nature and high credit ratings of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.
We have a floating rate revolving line of credit under our senior secured credit facility, as amended, which is currently undrawn. Accordingly, we will be exposed to fluctuations in interest rates if such revolving line of credit is drawn. Assuming the maximum available amount of our revolving line of credit was drawn as of March 31, 2013, each hundred basis point change in prime rate or LIBOR would result in a change in interest expense by an average of approximately $0.1 million annually.
Exchange Rate Sensitivity
We have two separate exposures to currency fluctuation risk: subsidiaries outside the United States that use a foreign currency as their functional currency that are translated into U.S. dollars for consolidation and non-U.S. dollar-invoiced revenues.
Changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency are translated into U.S. dollars and result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We have translation exposure to various foreign currencies, including the Euro, British Pound Sterling and Japanese Yen. The potential translation loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to $1.4 million estimated for the three months ended March 31, 2013.
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

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2013, an evaluation was performed with the participation of our Disclosure Committee and our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon such evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2013.
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

Item 1A.    Risk Factors
We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 are those which we believe are the material risks we face. There have been no material changes in our risk factors since our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Any of those disclosed risk factors or additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could have a material adverse effect on our business, financial condition and results of operations.

Item 2.         Unregistered Sale of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
From time to time, we grant restricted stock awards to our employees pursuant to the terms of our Amended 2009 Long-Term Incentive Plan, or 2009 Plan. Under the provisions of our 2009 Plan, the plan participants are allowed to cover their income tax withholding obligation through net shares upon the vesting of their restricted shares. On the date of vesting of restricted shares, we determine the number of vested shares to be withheld based on their fair value at closing price of our common stock on the vesting date, which equals to the amount of plan participants’ income tax withholding obligation.

A summary of our repurchases of shares of our common stock for the three months ended March 31, 2013 was as follows:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs
January 1 – January 31, 2013	—	$—	—	—
February 1 – February 28, 2013	2,600	48.34	—	—
March 1– March 31, 2013	—	—	—	—
Total	2,600	$48.34	—	—

(1)	Represents the number of shares acquired as payment by employees of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under our 2009 Plan.

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

MEDIDATA SOLUTIONS, INC.

By:	/s/ CORY DOUGLAS
Cory Douglas Chief Financial Officer (Principal Financial and Chief Accounting Officer)
Date: May 3, 2013

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Form of Medidata Solutions, Inc. Restricted Stock Agreement

10.2*	Form of Medidata Solutions, Inc. Performance-Based Restricted Stock Unit Agreement

10.3*	Form of Medidata Solutions, Inc. Long-Term Performance-Based Restricted Stock Unit Agreement

31.1*	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act.

31.2*	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act.

32.1**	Certification of CEO pursuant to Rules 13a-14(b) or 15d-14(b) under the Exchange Act and 18 U.S.C. 1350.

32.2**	Certification of CFO pursuant to Rules 13a-14(b) or 15d-14(b) under the Exchange Act and 18 U.S.C. 1350.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

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