Form 10-Q
period 2013-06-30
Medidata Solutions, Inc.
filed 2013-08-02
CIK 1453814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of July 26, 2013, the registrant had 26,676,853 shares of common stock outstanding.

MEDIDATA SOLUTIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 30, 2013

- i -

PART I FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)
MEDIDATA SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except per share data)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$38,560	$32,683
Marketable securities	101,820	89,871
Accounts receivable, net of allowance for doubtful accounts of $1,098 and $747, respectively	41,639	42,359
Prepaid commission expense	3,230	2,281
Prepaid expenses and other current assets	9,203	8,042
Deferred income taxes	3,558	7,465
Total current assets	198,010	182,701
Restricted cash	—	388
Furniture, fixtures and equipment, net	14,017	10,474
Goodwill	15,087	15,382
Intangible assets, net	1,099	1,708
Deferred income taxes – long-term	10,760	11,055
Other assets	2,347	2,923
Total assets	$241,320	$224,631
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,781	$2,998
Accrued payroll and other compensation	12,034	14,140
Accrued expenses and other	9,329	6,674
Deferred revenue	50,431	50,348
Capital lease obligations	56	55
Total current liabilities	73,631	74,215
Noncurrent liabilities:
Deferred revenue, less current portion	3,452	4,323
Deferred tax liabilities	280	624
Capital lease obligations, less current portion	72	100
Other long-term liabilities	3,008	3,278
Total noncurrent liabilities	6,812	8,325
Total liabilities	80,443	82,540
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $0.01 per share; 100,000 shares authorized, 27,235 and 26,405 shares issued; 26,658 and 26,039 shares outstanding, respectively	272	264
Additional paid-in capital	180,106	160,637
Treasury stock, 577 and 366 shares, respectively	(16,088)	(5,626)
Accumulated other comprehensive loss	(1,098)	(63)
Accumulated deficit	(2,315)	(13,121)
Total stockholders’ equity	160,877	142,091
Total liabilities and stockholders’ equity	$241,320	$224,631
The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Application services	$56,346	$41,541	$106,998	$79,937
Professional services	11,723	11,972	24,330	23,935
Total revenues	68,069	53,513	131,328	103,872
Cost of revenues (1)(2)
Application services	8,949	8,213	17,974	15,697
Professional services	7,971	7,562	16,075	14,693
Total cost of revenues	16,920	15,775	34,049	30,390
Gross profit	51,149	37,738	97,279	73,482
Operating costs and expenses:
Research and development (1)	12,105	10,628	24,010	20,583
Sales and marketing (1)(2)	16,253	12,263	30,742	22,646
General and administrative (1)	13,955	9,159	26,599	18,449
Total operating costs and expenses	42,313	32,050	81,351	61,678
Operating income	8,836	5,688	15,928	11,804
Interest and other income (expense):
Interest expense	(27)	(28)	(45)	(49)
Interest income	59	60	135	131
Other (expense) income, net	(10)	(10)	144	(10)
Total interest and other income, net	22	22	234	72
Income before income taxes	8,858	5,710	16,162	11,876
Provision for income taxes	3,752	2,106	5,356	4,502
Net income	$5,106	$3,604	$10,806	$7,374
Earnings per share:
Basic	$0.20	$0.15	$0.43	$0.30
Diluted	$0.19	$0.14	$0.41	$0.29
Weighted average common shares outstanding:
Basic	25,425	24,406	25,273	24,212
Diluted	26,744	25,277	26,528	25,082
(1)    Stock-based compensation expense included in cost of revenues and operating costs and expenses is as follows:

Cost of revenues	$838	$514	$1,325	$809
Research and development	627	307	1,085	498
Sales and marketing	1,722	803	2,944	1,367
General and administrative	3,937	1,534	6,975	2,638
Total stock-based compensation	$7,124	$3,158	$12,329	$5,312
(2)    Amortization of intangible assets included in cost of revenues and operating costs and expenses is as follows:

Cost of revenues	$101	$319	$382	$637
Sales and marketing	33	129	146	258
Total amortization of intangible assets	$134	$448	$528	$895
The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$5,106	$3,604	$10,806	$7,374
Other comprehensive (loss) income:
Foreign currency translation adjustments	(29)	(195)	(1,015)	60
Unrealized loss on marketable securities	(21)	(12)	(33)	(1)
Other comprehensive (loss) income:	(50)	(207)	(1,048)	59
Income tax benefit related to unrealized loss on marketable securities	8	4	13	—
Other comprehensive (loss) income, net of tax	(42)	(203)	(1,035)	59
Comprehensive income, net of tax	$5,064	$3,401	$9,771	$7,433
The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$10,806	$7,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,324	4,028
Stock-based compensation	12,329	5,312
Amortization of discounts or premiums on marketable securities	1,001	601
Deferred income taxes	3,883	3,328
Amortization of debt issuance costs	30	30
Excess tax benefit associated with equity awards	(997)	(677)
Contingent consideration adjustment	120	160
Provision for doubtful accounts	657	(36)
Changes in operating assets and liabilities:
Accounts receivable	3,274	(10,631)
Prepaid commission expense	(830)	(245)
Prepaid expenses and other current assets	1,153	(2,670)
Other assets	(78)	(1,406)
Accounts payable	(900)	(1,238)
Accrued payroll and other compensation	(2,338)	(708)
Accrued expenses and other	1,183	656
Deferred revenue	(4,140)	4,570
Other long-term liabilities	591	(225)
Net cash provided by operating activities	29,068	8,223
Cash flows from investing activities:
Purchases of furniture, fixtures and equipment	(6,761)	(3,245)
Purchases of available-for-sale securities	(78,255)	(36,323)
Proceeds from sale of available-for-sale securities	65,272	43,007
Decrease in restricted cash	388	—
Net cash (used in) provided by investing activities	(19,356)	3,439
Cash flows from financing activities:
Proceeds from exercise of stock options	6,150	4,636
Excess tax benefit associated with equity awards	997	677
Payment of acquisition-related earn-out	(380)	(251)
Repayment of obligations under capital leases	(27)	(85)
Repayment of notes payable	(38)	—
Acquisition of treasury stock	(10,461)	(3,128)
Net cash (used in) provided by financing activities	(3,759)	1,849
Net increase in cash and cash equivalents	5,953	13,511
Effect of exchange rate changes on cash and cash equivalents	(76)	(2)
Cash and cash equivalents – Beginning of period	32,683	45,214
Cash and cash equivalents – End of period	$38,560	$58,723
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$15	$23
Income taxes	$984	$2,099
Noncash activities:
Furniture, fixtures and equipment acquired through capital lease obligations	$—	$26
Furniture, fixtures, and equipment acquired but not yet paid for at period-end	$1,511	$110
Issuance of notes payable in connection with acquisition-related earn-out payments	$341	$171
The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.    ORGANIZATION
Medidata Solutions, Inc. (the “Company”) is the leading global provider of cloud-based solutions for clinical research in life sciences, transforming clinical development through its advanced applications and intelligent data analytics. The Company’s solutions allow its customers to increase the value of their clinical development by more efficiently and effectively designing, planning and managing key aspects of the clinical trial process, including study and protocol design, trial planning and budgeting, site negotiation, clinical portal, trial management, randomization and trial supply management, clinical data capture and management, safety events capture, medical coding, clinical business analytics, and data flow and interoperability among multiple trial applications.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Except to the extent updated or described below, the Company’s significant accounting policies as of June 30, 2013 are the same as those at December 31, 2012, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 8, 2013.
Basis of Presentation — The accompanying interim condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012, the condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2012, the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2013 and 2012, and the condensed consolidated statements of cash flows for the six months ended June 30, 2013 and 2012 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the SEC for interim financial reporting. Accordingly, certain information and footnote disclosures have been condensed or omitted pursuant to SEC rules that would ordinarily be required by GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto for the fiscal year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2013.
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments consisting of normal recurring accruals considered necessary to present fairly the Company’s financial position as of June 30, 2013, results of its operations for the three and six months ended June 30, 2013 and 2012, comprehensive income for the three and six months ended June 30, 2013 and 2012, and cash flows for the six months ended June 30, 2013 and 2012. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.
On the condensed consolidated statements of cash flows, an immaterial reclassification of a prior period amount has been made to conform to the current presentation.
Stock-Based Compensation — The Company follows Accounting Standards Codification ("ASC") 718, Compensation—Stock Compensation to account for all of its stock-based compensation plans. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes pricing model. The Company uses stock price volatility of a group of peer companies as a basis for determining the expected volatility, together with the closing prices of the Company's publicly-traded stock. Management believes this is the best estimate of the expected volatility over the weighted-average expected life of its option grants. The Company has increased and will continue to increase the weight of its own stock price volatility within the weighted average over time as sufficient trading history is established. As the Company does not have sufficient historical exercise data in the period since its stock began being publicly traded to provide a reasonable basis upon which to estimate the expected life, the Company uses the simplified method as allowed under Securities and Exchange Commission Staff Accounting Bulletin No. 110 for estimating the expected life of options as all of its options qualify as "plain-vanilla" options. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of the option grant with a maturity tied to the expected life of the options. No dividends are expected to be declared by the Company at this time. Compensation expense for stock options is recognized, net of estimated forfeitures, on a straight-line basis over the vesting period.
The fair value of each nonvested restricted stock award ("RSA") is measured as if the nonvested RSA was vested and issued on the grant date. Compensation expense for RSAs is recognized, net of estimated forfeitures, on a straight-line basis over the vesting period.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

The fair value of each performance based restricted stock unit ("PBRSU") whose vesting is dependent on the achievement of a market price target, or a "market condition," is based upon the results of a Monte Carlo valuation model in accordance with accounting guidelines. Compensation expense related to PBRSUs with a market condition is recognized, net of estimated forfeitures, on a straight-line basis over the vesting period. The fair value of each PBRSU whose vesting is dependent on the satisfaction of a performance target, or a "performance condition," is measured as if the PBRSU was vested and issued on the grant date and adjusted in each reporting period for expected performance relative to the associated goals. Compensation expense related to PBRSUs with a performance condition is recognized when it is probable that the condition will be achieved, net of estimated forfeitures, on a straight-line basis over the vesting period. The compensation expense ultimately recognized will equal the grant date fair value for the number of shares for which the performance condition has been satisfied.
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
Accounts Receivable — Accounts receivable are recorded at original invoice amount less an allowance that management believes will be adequate to absorb estimated losses on existing accounts receivable. The allowance is based on an evaluation of the collectability of accounts receivable and prior bad debt experience. Accounts receivable are written off when deemed uncollectible. Unbilled receivables consist of revenue recognized in excess of billings, substantially all of which is expected to be billed and collected within one year. As of June 30, 2013 and December 31, 2012, unbilled accounts receivable of $7.0 million and $3.1 million, respectively, are included in accounts receivable on the Company's consolidated balance sheets.
Segment Information — As defined by ASC 280, Segment Reporting, the Company operates as a single segment, as the chief operating decision maker makes operating decisions and assesses performance based on one single operating unit. The Company recorded revenues in the following geographic areas for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
United States of America	$48,706	$34,955	$93,560	$67,857
Japan	8,071	6,954	15,904	14,271
Switzerland	3,048	2,932	5,969	5,824
United Kingdom	2,867	3,814	5,733	5,954
Other	5,377	4,858	10,162	9,966
Total	$68,069	$53,513	$131,328	$103,872
Revenues by geographic area are presented based upon the country in which revenues were generated. No individual country other than the United States, Japan, the United Kingdom and Switzerland represented 5% or more of net revenues for any of the periods presented.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

The following table summarizes long-term assets by geographic area as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Long-term assets:
United States of America	$33,745	$32,102
United Kingdom	9,274	9,454
Japan	291	374
Total	$43,310	$41,930
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
The following table provides the Company’s marketable securities by security type as of June 30, 2013 and December 31, 2012 (in thousands):

	As of June 30, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper and corporate bonds	$76,875	$5	$(37)	$76,843
U.S. Treasury and U.S. government agency debt securities	24,975	2	—	24,977
Total	$101,850	$7	$(37)	$101,820

	As of December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper and corporate bonds	$63,682	$4	$(11)	$63,675
U.S. Treasury and U.S. government agency debt securities	26,186	10	—	26,196
Total	$89,868	$14	$(11)	$89,871

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

Contractual maturities of the Company’s marketable securities as of June 30, 2013 and December 31, 2012 are summarized as follows (in thousands):

	As of June 30, 2013		As of December 31, 2012
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in one year or less	$101,850	$101,820	$89,868	$89,871
The following table provides the fair market value and the gross unrealized losses of the Company’s marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by security type as of June 30, 2013 and December 31, 2012 (in thousands):

	In Loss Position for Less than 12 Months
	As of June 30, 2013		As of December 31, 2012
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper and corporate bonds	$51,987	$(37)	$42,167	$(11)
None of the Company’s marketable securities has been in a continuous unrealized loss position for more than twelve months as of June 30, 2013 and December 31, 2012.
At June 30, 2013, the Company had an insignificant amount of gross unrealized losses primarily due to a decrease in the fair value of certain corporate bond securities. The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include:

•	the length of time and extent to which fair value has been lower than the cost basis;

•	the financial condition, credit quality and near-term prospects of the investee; and

•	whether it is more likely than not that the Company will be required to sell the security prior to recovery.
As the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company has determined that the gross unrealized losses on such investments at June 30, 2013 are temporary in nature. Accordingly, the Company did not consider that its investments in marketable securities were other-than-temporarily impaired as of June 30, 2013.
During the three and six months ended June 30, 2013 and 2012, the Company did not record any net realized gains or losses from the sale of marketable securities.

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
Financial assets (excluding cash balances) measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 are summarized as follows (in thousands):

	As of June 30, 2013				As of December 31, 2012
	Fair Value Measurement Using				Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$28,326	$—	$—	$28,326	$17,815	$—	$—	$17,815
Corporate bonds	—	801	—	801	—	3,313	—	3,313
Total cash equivalents	28,326	801	—	29,127	17,815	3,313	—	21,128
Commercial paper and corporate bonds	—	76,843	—	76,843	—	63,675	—	63,675
U.S. Treasury and U.S. government agency debt securities	—	24,977	—	24,977	—	26,196	—	26,196
Total marketable securities	—	101,820	—	101,820	—	89,871	—	89,871
Total financial assets	$28,326	$102,621	$—	$130,947	$17,815	$93,184	—	$110,999
Liabilities:
Contingent consideration	$—	$—	$921	$921	$—	$—	$801	$801
The Company’s financial assets that are measured at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy. Investments in money market funds have been classified as Level 1 since these securities are valued based upon $1.00 net asset value per share or unadjusted quoted prices in active markets. Investments in commercial paper, corporate bonds, and U.S. government agency debt securities have been classified as Level 2 since these securities are valued based on quoted prices in less active markets or significant inputs which are directly or indirectly observable. The valuation techniques used to measure the fair values of corporate bonds and U.S. government agency debt securities were derived from the inputs of market prices from multiple sources at each reporting period. The fair value was then determined based on a consensus price or a weighted average price for each security. For the remaining financial assets classified as Level 2, substantially all of the securities had a short maturity within one year with high credit ratings. Therefore, the valuation techniques used to measure the fair values were primarily derived from accretion of purchase price to its face value over the term of maturity or quoted market prices for similar instruments if available. During the six months ended June 30, 2013 and 2012, there were no transfers of financial assets between Level 1 and Level 2.
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

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities during the first six months of 2013 (in thousands):

Contingent Consideration
Balance at January 1, 2013 (included in other long-term liabilities)	$801
Change in fair value	120
Balance at June 30, 2013 (included in accrued expenses and other)	$921
For both the three and six months ended June 30, 2013, the Company recorded adjustments of $0.1 million to the contingent consideration obligation as a result of the recurring measurement of its fair value at each reporting period using the income approach. The fair value adjustments were recorded in general and administrative expenses in the Company's consolidated financial statements.
The carrying amounts of all other current financial assets and current financial liabilities reflected in the consolidated balance sheets approximate fair value due to their short-term nature. The Company does not have non-financial assets or liabilities that have been measured at fair value on a nonrecurring basis as of June 30, 2013.

5.    GOODWILL AND INTANGIBLE ASSETS
The change in the carrying amount of goodwill during the first six months of 2013 is as follows (in thousands):

Balance as of January 1, 2013	$15,382
Foreign currency translation adjustments	(295)
Balance as of June 30, 2013	$15,087
Intangible assets are summarized as follows (in thousands):

	As of June 30, 2013			As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$3,995	$(3,198)	$797	$4,094	$(2,935)	$1,159
Database	1,900	(1,900)	—	1,900	(1,821)	79
Customer relationships	2,037	(1,735)	302	2,064	(1,594)	470
Total	$7,932	$(6,833)	$1,099	$8,058	$(6,350)	$1,708
Annual amortization for the next five years is expected to be as follows (in thousands):

Remainder of year ending December 31, 2013	$265
Years ending December 31,
2014	508
2015	265
2016	44
2017	17
2018	—

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

6.    STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation in accordance with ASC 718, Compensation — Stock Compensation. For the three and six months ended June 30, 2013 and 2012, the components of stock-based compensation expense were summarized in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock options	$1,056	$999	$2,018	$1,945
Restricted stock awards	5,401	2,159	8,583	3,367
Performance based restricted stock units	667	—	1,728	—
Total stock-based compensation	$7,124	$3,158	$12,329	$5,312
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
Stock Options
The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Expected volatility	42%	46%	42%	46%
Expected life	6 years	6 years	6 years	6 years
Risk-free interest rate	1.03%	0.95%	1.03%	0.96%
Dividend yield	—	—	—	—
The following table summarizes the activity under the stock option plans as of June 30, 2013, and changes during the six months then ended (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	1,789	$19.39
Granted	107	67.69
Exercised	(399)	15.42
Forfeited	(42)	23.26
Expired	(1)	24.28
Outstanding at June 30, 2013	1,454	$23.92	7.31	$77,864
Exercisable at June 30, 2013	781	$17.04	6.12	$47,153
Vested and expected to vest at June 30, 2013	1,419	$23.64	7.27	$76,340
The weighted-average grant-date fair value of stock options granted during the three months ended June 30, 2013 and 2012 was $28.06 and $12.41, respectively. The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2013 and 2012 was $28.06 and $12.27, respectively. The total intrinsic value of stock options exercised during the three months ended June 30, 2013 and 2012 was $14.0 million and $3.8 million, respectively. The total intrinsic value of stock options exercised during the six months ended June 30, 2013 and 2012 was $18.3 million and $9.5 million, respectively. As of June 30, 2013, there was a total of $9.3 million of unrecognized compensation cost related to all non-vested stock options granted, as recorded in accordance with ASC 718. This cost is expected to be recognized over a weighted-average remaining period of 2.94 years. The total fair value of stock options vested during the three months ended June 30, 2013 and

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

2012 was $1.0 million and $0.9 million, respectively. The total fair value of stock options vested during the six months ended June 30, 2013 and 2012 was $2.0 million and $1.8 million, respectively.
Restricted Stock Awards
The following table summarizes the status of the Company’s nonvested RSAs as of June 30, 2013, and changes during the six months then ended (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2013	973	$23.08
Granted	431	50.33
Vested	(355)	21.14
Forfeited	(65)	24.32
Nonvested at June 30, 2013	984	$35.64
As of June 30, 2013, there was a total of $30.0 million of unrecognized compensation cost related to all nonvested RSAs granted, as recorded in accordance with ASC 718. This cost is expected to be recognized over a weighted-average remaining period of 2.58 years. The total fair value of RSAs vested during the three months ended June 30, 2013 and 2012 was $25.2 million and $8.2 million, respectively. The total fair value of RSAs vested during the six months ended June 30, 2013 and 2012 was $25.5 million and $8.3 million, respectively.
Performance Based Restricted Stock Units
In February 2013, the Company began granting PBRSUs to certain employees including executives. These PBRSUs are earned upon the achievement of certain targets over a specified performance period. Each PBRSU represents a contingent right to receive one share of the Company's common stock and its fair value is based on the closing price of the Company's stock on the date of grant and adjusted for expected performance. In the case of units which vest based in whole or in part upon achievement of the Company's stock price targets, a Monte Carlo valuation model is utilized to determine the probability of satisfying the market condition. The number of PBRSUs ultimately earned can range from zero to a specified multiple of the original award, based upon the level of performance achieved during the associated performance period in relation to the predetermined performance goals. At each reporting period, management estimates the probable number of PBRSUs that will be earned, until the final achievement is determined at the close of the respective performance periods. The resulting compensation cost is amortized net of expected forfeitures over the associated vesting period.
Of the original target number of PBRSUs granted during the six months ended June 30, 2013, which assumes performance at 100% of targeted levels, (1) 113,538 PBRSUs ("Revenue PBRSUs") have performance conditions based on revenue for the year ending December 31, 2013 relative to the Company's revenue guidance and a minimum profitability condition, vesting annually over three years commencing on the first anniversary of the grant date, with the number of PBRSUs ultimately earned ranging from zero to 200% of the original award; (2) 56,769 PBRSUs ("TSR PBRSUs") have market conditions based on the Company's total stockholder return ("TSR") relative to that of the NASDAQ Composite Index for the year ending December 31, 2013, vesting annually over three years commencing on the first anniversary of the grant date, with the number of PBRSUs ultimately earned ranging from zero to 200% of the original award; and (3) 322,764 PBRSUs ("CAGR PBRSUs") have both performance and market conditions based on the Company's compound annual growth rate of revenue ("CAGR"), as defined in the grant agreement, and the Company's absolute TSR over the three-year performance period ending December 31, 2015, vesting in full on December 31, 2015, with the number of PBRSUs ultimately earned ranging from zero to 300% of the original award.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

The fair value of each of Revenue PBRSU and CAGR PBRSU is based upon the closing price of the Company's stock on the date of grant and adjusted each reporting period based on expected performance relative to the associated performance conditions. With regard to the CAGR PBRUs, whose vesting is dependent on a performance condition related to the Company's CAGR and a market condition related to the Company's TSR over the three-year period ending December 31, 2015, as of June 30, 2013 the Company determined that it would be premature to conclude that the achievement of the requisite performance condition is probable; as a result no expense has been recognized related to the CAGR PBRSUs for the six months ended June 30, 2013.
The fair value of each TSR PBRSU is estimated as of the date of grant based upon evaluation of expected performance relative to the associated market condition using a Monte Carlo valuation model with the following weighted-average assumptions:

2013 TSR PBRSUs
Expected volatility - Medidata	39%
Expected volatility - NASDAQ Composite Index	15%
Risk-free interest rate	0.16%
Expected term	1 year
The following table summarizes the status of the Company’s PBRSUs based upon expected performance as of June 30, 2013, and changes during the six months then ended (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2013	—	$—
Granted (based on performance at 100% of targeted levels)	493	51.26
Adjustment related to expected performance	(236)	50.24
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2013	257	$52.20
As of June 30, 2013, there was a total of $11.6 million of unrecognized compensation cost related to all nonvested PBRSUs, as recorded in accordance with ASC 718. This cost is expected to be recognized over a weighted-average remaining period of 2.55 years.
7.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in the balances of each component of accumulated other comprehensive loss during the first six months of 2013 are as follows:

	Foreign currency translation adjustments	Unrealized gains (losses) on available for sale securities	Total
Balance as of January 1, 2013	$(53)	$(10)	$(63)
Other comprehensive loss, net of tax	(1,015)	(20)	(1,035)
Balance as of June 30, 2013	$(1,068)	$(30)	$(1,098)
For the six months ended June 30, 2013, reclassifications of items from accumulated other comprehensive loss to net income were insignificant.

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
A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2013 and 2012 are shown in the following table (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator
Net income	$5,106	$3,604	$10,806	$7,374
Denominator
Denominator for basic earnings per share:
Weighted average common shares outstanding	25,425	24,406	25,273	24,212
Denominator for diluted earnings per share:
Dilutive potential common shares:
Stock options	733	601	741	603
Restricted stock awards	478	270	452	267
Performance based restricted stock units	108	—	62	—
Weighted average common shares outstanding with assumed conversion	26,744	25,277	26,528	25,082
Basic earnings per share	$0.20	$0.15	$0.43	$0.30
Diluted earnings per share	$0.19	$0.14	$0.41	$0.29
Total number of anti-dilutive shares of stock options, nonvested restricted stock awards, and performance based restricted stock units excluded from calculation of diluted earnings per share	56	487	69	518

9.    INCOME TAXES
The Company’s effective tax rate for the three and six months ended June 30, 2013 was 42% and 33%, respectively, and differed from the federal statutory rate of 35% primarily due to state and local income taxes, stock-based compensation, research and development tax credits, and limitations on officers' compensation.
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
The Company’s effective tax rate for the three and six months ended June 30, 2012 was 37% and 38%, respectively, and differed from the federal statutory rate of 35% primarily due to state and local income taxes and benefit associated with domestic production activities deduction.
The Company had approximately $2.9 million of gross unrecognized tax benefits as of December 31, 2012. For the six months ended June 30, 2013, there was no change relating to the Company’s tax positions. During the first quarter of 2013, the Company was informed by the Internal Revenue Service ("IRS") that the examination of its 2010 Federal income tax return was completed, and no adjustment to the tax return was proposed by the IRS.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

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
On March 4, 2011, DataTrak International, Inc. filed a complaint for alleged patent infringement against the Company in DataTrak International v. Medidata Solutions, C.A. No. 1:11-cv-00458 in the U.S. District Court for the Northern District of Ohio. The complaint asserts infringement of U.S. Patent No. 7,464,087 (the “’087 Patent”), which claims a method and system for unifying data from a variety of sources. The complaint asserts that the Company infringes upon the patent owned without providing any details concerning the alleged infringement, and it seeks unspecified damages and injunctive relief. On October 28, 2011, the Company filed an application for ex parte reexamination of the ’087 Patent with the U.S. Patent and Trademark Office (the “PTO”). On December 16, 2011, the PTO issued a non-final rejection of the validity of all claims of the ’087 Patent. On the same date, the district court granted the Company’s motion to stay the case pending reexamination of the patent-in-suit. On April 6, 2012, the PTO issued its final office action rejecting all asserted claims of the ’087 Patent. In July 2012, DataTrak filed a notice of appeal to the Board of Patent Appeals and Interferences which is still pending. If this appeal is not successful and the decision is ultimately upheld, it will result in the elimination of the litigation. The Company believes that it has valid defenses to the lawsuit and intends to defend itself vigorously in the event the stay of the case is lifted. The probability of a favorable or unfavorable outcome to the Company in the event the stay of the case is lifted is unknown nor can the liability that could potentially result from a negative outcome be reasonably estimated. As a result, the Company has not recorded any accrual associated with this litigation. Additionally, given the status of the proceedings, the complexities of the facts in dispute and the multiple claims involved, the Company is unable to estimate a range of loss related to this litigation.
On July 31, 2012, DataTrak was issued U.S. Patent No. 8,234,294 (the “’294 Patent”), which is closely related to the ’087 Patent previously asserted against the Company. On July 31, 2012, the Company filed a preemptive lawsuit against DataTrak in the U.S. District Court for the District of New Jersey seeking a declaratory judgment of patent invalidity and non-infringement concerning the ’294 Patent. The case was transferred in May 2013 to the U.S. District Court for the Northern District of Ohio. On June 5, 2013, the Company voluntarily dismissed this lawsuit without prejudice. Should DataTrak commence or threaten litigation against the Company concerning the '294 Patent, the Company intends to defend itself vigorously.
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

Overview
We are the leading global provider of cloud-based solutions for clinical research in life sciences, transforming clinical development through our advanced applications and intelligent data analytics. Our customers are pharmaceutical, biotechnology, and medical device companies, academic institutions, contract research organizations, or CROs, and other organizations engaged in clinical trials to bring medical products and treatments to market and explore new indications for existing medical products. Our solutions allow our customers to increase the value of their development programs by more efficiently and effectively designing, planning, and managing key aspects of the clinical trial process, including study and protocol design, trial planning and budgeting, site negotiation, clinical portal, trial management, randomization and trial supply management, clinical data capture and management, safety events capture, medical coding, clinical business analytics, and data flow and interoperability among multiple trial applications. Our customers rely on our solutions to safely accelerate the clinical development process, enhancing decision-making and saving resources in the development life cycle.
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
Our customer base has grown from 173 at January 1, 2010 to 363 at June 30, 2013. Our relationships with some of these customers include multiple divisions and business units at various domestic and international locations. We generate revenues from sales to new customers as well as sales and renewals from our existing customers. Our global direct sales organization represents our primary source of sales, with an increasing volume of sales generated through our CRO relationships. Our customer retention rate was 93.7% and 96.7% for the six months ended June 30, 2013 and 2012, respectively. We calculate customer retention based upon the number of customers that existed both at the beginning and end of the relevant period. Revenues from lost customers for the six months ended June 30, 2013 and 2012 accounted for 0.6% and 0.5%, respectively, of total prior year revenues. To calculate the impact of customers lost during the period, we consider the revenues recognized from lost customers during the most recent prior fiscal year as a percentage of total company revenues from the same period. Traditionally, we maintain a high percentage of customer retention and hence the revenue impact from lost customers is insignificant to our total revenues. We believe revenues from lost customers coupled with customer retention rate give the best sense of volume and scale of customer loss and retention. Our presentation of customer retention and revenues from lost customers may differ from other companies in our industry.
We manage our business as one reportable segment. We generate most of our revenues from sales to customers located in the United States. However, revenues generated from customers located in Europe and Asia (including Australia) represent a significant portion of overall revenues. For the three months ended June 30, 2013, revenues generated from customers located in Europe decreased slightly year over year and represented approximately 15% of total revenues as compared with 20% in the prior period. For the six months ended June 30, 2013, revenues generated from customers located in Europe decreased slightly year over year and represented approximately 15% of total revenues as compared with 19% in the prior period. For the three months ended June 30, 2013, revenues generated from customers located in Asia increased 16% year over year and represented approximately 13% of total revenues as compared with 14% in the prior period. For the six months ended June 30, 2013, revenues generated from customers located in Asia increased 12% year over year and represented approximately 13% of total revenues as compared with 15% in the prior period. We expect sales to customers in Europe and Asia to continue to represent a significant portion of total sales as we continue to serve existing and new customers in these markets.
Currently, the majority of our professional services revenues are recognized as services are delivered; only an insignificant portion of professional services revenues continues to be recognized ratably over the term of the corresponding application services component, as required under current accounting standards until such multiple-element arrangements expire. Thus, our professional services no longer contribute to total backlog or deferred revenue in a significant manner. Consequently, we now monitor application services backlog as an indicator of the underlying health of our business.
Application services backlog solely relates to our cloud-based offerings, representing the total future contract value of outstanding multi-study and single-study arrangements, billed and unbilled, at a point in time. Application services revenue generated in any given period is a function of revenue recognized from the beginning of period application services backlog, contract renewals, and new customer contracts. For this reason, application services backlog at the beginning of any period is not necessarily indicative of long-term future performance. We monitor the amount of revenue expected to be recognized from application services backlog over the current fiscal year while updating application services backlog each quarter to indicate how much remains to be recognized within the year. As of January 1, 2013, we had full year application services backlog of approximately $186 million. The remaining amount of revenue to be recognized from application services backlog in the current year, or remaining application services backlog, as of June 30, 2013 is approximately $110 million.
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
Our application services are principally provided through multi-study arrangements, which grant customers the right to manage up to a predetermined number of clinical trials for a term generally ranging from one to five years, as well as single-study arrangements that allow customers to use application services for an individual study and/or to evaluate our application services prior to committing to multi-study arrangements. Many of our customers have migrated from single-study arrangements to multi-study arrangements, which represent the majority of our application services revenues. We also offer other applications under our cloud-based platform that improve efficiencies for clinical trials from concept to conclusion.
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

Income Tax Expense
We are subject to income tax in the United States as well as other tax jurisdictions in which we conduct business. In 2013, we expect that our effective income tax rate will range from 36 to 40 percent. We have U.S. Federal and state net operating loss carryforwards, or NOLs, available to offset future taxable income, which do not fully expire until 2028 and are subject to limitations under Section 382 of the Internal Revenue Code, or Section 382. We expect our overall income tax expense to increase in absolute dollars.
Critical Accounting Policies
Our condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Our critical accounting policies, including the assumptions and judgments underlying them, require the application of significant judgment in the preparation of our financial statements, and as a result they are subject to a greater degree of uncertainty. In applying these policies, we use our judgment to determine the appropriate assumptions to be used in calculating estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from those estimates. Our critical accounting policies consist of revenue recognition, stock-based compensation, goodwill and intangibles and income taxes. Except to the extent updated or described below, our critical accounting policies as of June 30, 2013 are the same as those at December 31, 2012, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
Stock-Based Compensation
We follow Accounting Standards Codification, or ASC, 718, Compensation—Stock Compensation, to account for all of our stock-based compensation plans. According to ASC 718, all forms of share-based payments to employees, including employee stock options, nonvested restricted stock awards and employee stock purchase plans, are treated the same as any other form of compensation by recognizing the related cost in the statement of operations.
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
For stock options, we use stock price volatility of our peer group of companies as a basis for determining the expected volatility together with the closing prices of our publicly-traded stock. We have increased and will continue to increase the weight of our own stock price volatility within the weighted average over time as sufficient trading history of our stock is established, with the intent of relying completely upon our own stock's volatility by 2014. In addition, as we do not have sufficient historical exercise data in the period since our stock began being publicly traded to provide a reasonable basis upon which to estimate the expected life, we use the simplified method as allowed under SEC Staff Accounting Bulletin No. 110 for estimating the expected life of options as all of our options qualify as "plain-vanilla" options. The risk-free interest rate is based on the United States Treasury yield curve with a maturity tied to the expected life of the stock option. We have not paid and do not expect to pay dividends on our common stock. Thus, no expected dividend yield is factored into our Black-Scholes model.
The fair value of each nonvested restricted stock award, or RSA, is measured as if the nonvested RSA was vested and issued on the grant date.
The fair value of each performance based restricted stock unit, or PBRSU, whose vesting is based upon the achievement of a market price target, or market condition, is based upon the results of a Monte Carlo valuation model, which requires the use of estimates, including:

•	the expected volatility of our stock price and, in some cases, the expected volatility of the NASDAQ Composite Index;

•	the expected term; and

•	risk free interest rates.

For PBRSUs with market conditions, we determine volatility based upon the closing price of our publicly-traded stock and the closing price of the NASDAQ Composite Index as applicable. The risk-free interest rate is based on the United States Treasury yield curve with a maturity tied to the expected term of the PRBSU. We have not paid and do not expect to pay dividends on our common stock. Thus, no expected dividend yield is factored into our Monte Carlo model.
The use of different assumptions in the Black-Scholes or Monte Carlo valuation models would result in different amounts of stock-based compensation expense. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.
The fair value of each PBRSU whose vesting is dependent on the satisfaction of a performance condition is measured as if the PBRSU was vested and issued on the grant date, and adjusted each period for expected performance relative to the associated goals.
Compensation expense for stock options, RSAs, and PBRSUs is recognized, net of estimated forfeitures, on a straight-line basis over the vesting period. In the case of PBRSUs with a performance condition, related compensation expense is recognized when it is probable that the condition will be achieved.
With regard to certain PBRSUs whose vesting is dependent on a performance condition related to our compound annual revenue growth, or CAGR, and a market condition related to our total stockholder return, or TSR, over the three-year period ending December 31, 2015, as of June 30, 2013 we determined that it would be premature to conclude that the achievement of the requisite performance condition is probable; as a result no expense has been recognized related to the CAGR PBRSUs for the six months ended June 30, 2013. If achievement of the performance condition is concluded to be probable in future periods, the related stock-based compensation expense when recognized could be significant.

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

The following table sets forth our consolidated results of operations as a percentage of total revenues for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Application services	82.8%	77.6%	81.5%	77.0%
Professional services	17.2%	22.4%	18.5%	23.0%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Application services	13.1%	15.3%	13.7%	15.1%
Professional services	11.7%	14.1%	12.2%	14.1%
Total cost of revenues	24.8%	29.4%	25.9%	29.2%
Gross profit	75.2%	70.6%	74.1%	70.8%
Operating costs and expenses:
Research and development	17.8%	19.9%	18.3%	19.8%
Sales and marketing	23.9%	22.9%	23.4%	21.8%
General and administrative	20.5%	17.1%	20.2%	17.8%
Total operating costs and expenses	62.2%	59.9%	61.9%	59.4%
Operating income	13.0%	10.7%	12.2%	11.4%

Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012
Revenues

	Three Months Ended June 30,
	2013		2012		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Revenues:
Application services	$56,346	82.8%	$41,541	77.6%	$14,805	35.6%
Professional services	11,723	17.2%	11,972	22.4%	(249)	(2.1)%
Total revenues	$68,069	100.0%	$53,513	100.0%	$14,556	27.2%
Total revenues. Total revenues increased $14.6 million, or 27.2%, to $68.1 million for the three months ended June 30, 2013 from $53.5 million for the same period in 2012. The increase in revenues was primarily due to a $14.8 million increase in revenues from application services partially offset by a $0.2 million decrease in revenues from professional services. During the second quarter of 2013, we added 20 new customers to reach a total of 363 customers as of June 30, 2013. At the start of the second quarter of 2013, we had approximately $156 million of 2013 remaining application services backlog. As of June 30, 2013, the total 2013 remaining application services backlog was approximately $110 million.
Application services revenues. Revenues from application services increased $14.8 million, or 35.6%, to $56.3 million for the three months ended June 30, 2013 from $41.5 million for the same period in 2012. The majority of the increase in application services revenues was derived from increased activity among our existing large and midmarket customers, primarily resulting from new studies and renewals. We also benefited from strong demand from both new and existing customers for multiple products. The revenues from products other than Medidata Rave, or non-Rave revenues, grew 144% compared with the prior period. Revenues from new customers accounted for 13% of the total increase in application services revenues. Application services revenues also increased significantly from both international and domestic customers compared with the prior period. Revenues from customers based in North America and Asia grew 52% and 16%, respectively.
Professional services revenues. Revenues from professional services remained relatively flat at $11.7 million for the three months ended June 30, 2013 as compared with $12.0 million for the same period in 2012.

Cost of Revenues

	Three Months Ended June 30,
	2013		2012		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Cost of revenues:
Application services	$8,949	13.1%	$8,213	15.3%	$736	9.0%
Professional services	7,971	11.7%	7,562	14.1%	409	5.4%
Total cost of revenues	$16,920	24.8%	$15,775	29.4%	$1,145	7.3%
Total cost of revenues. Total cost of revenues increased $1.1 million, or 7.3%, to $16.9 million for the three months ended June 30, 2013 from $15.8 million for the same period in 2012.
Cost of application services revenues. Cost of application services revenues increased $0.7 million, or 9.0%, to $8.9 million for the three months ended June 30, 2013 from $8.2 million for the same period in 2012. The increase was driven by higher third-party cloud hosting costs and higher technology-related expenses associated with our multi-year software-related licenses and service contracts entered into during the second quarter of 2012. The increase was also due to higher personnel-related costs resulting from increased headcount to support our business growth.
Cost of professional services revenues. Cost of professional services revenues increased $0.4 million, or 5.4%, to $8.0 million for the three months ended June 30, 2013 from $7.6 million for the same period in 2012. The increase was mainly driven by higher personnel-related costs resulting from an increase in headcount to support our high demand for servicing of new products as well as demand from our new customers.
Operating Costs and Expenses

	Three Months Ended June 30,
	2013		2012		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Operating costs and expenses:
Research and development	$12,105	17.8%	$10,628	19.9%	$1,477	13.9%
Sales and marketing	16,253	23.9%	12,263	22.9%	3,990	32.5%
General and administrative	13,955	20.5%	9,159	17.1%	4,796	52.4%
Total operating costs and expenses	$42,313	62.2%	$32,050	59.9%	$10,263	32.0%

Total operating costs and expenses. Total operating costs and expenses increased $10.3 million, or 32.0%, to $42.3 million for the three months ended June 30, 2013 from $32.0 million for the same period in 2012. Costs increased in each department with the larger increases in general and administrative and sales and marketing expenses.
Research and development expenses. Research and development expenses increased $1.5 million, or 13.9%, to $12.1 million for the three months ended June 30, 2013 from $10.6 million for the same period in 2012. The increase was primarily due to an increase in personnel-related costs of $1.3 million, which was attributable to significant increases in staffing levels in order to accelerate the enhancement and broadening of our product offerings. Research and development expenses were also impacted by higher rent expense and use of outside consultants to support our business growth. We believe our investments in research and development position us to capitalize on the opportunities we see in our markets.
Sales and marketing expenses. Sales and marketing expenses increased $4.0 million, or 32.5%, to $16.3 million for the three months ended June 30, 2013 from $12.3 million for the same period in 2012. The increase was primarily due to higher personnel-related costs of $2.9 million, driven by higher sales incentive compensation costs as a result of higher sales performance versus a year ago. In addition, we continued to increase our staffing levels in association with the expansion of the reach and capability of our global sales organization in support of our overall growth initiatives. Higher stock-based compensation expenses were impacted by our equity awards granted in prior and current years, and higher professional fees and travel-related costs also impacted expenses.

General and administrative expenses. General and administrative expenses increased $4.9 million, or 52.4%, to $14.0 million for the three months ended June 30, 2013 from $9.1 million for the same period in 2012. The increase was primarily due to higher personnel-related costs of $3.9 million, particularly higher stock-based compensation costs of $2.4 million as a result of our equity awards granted to our executives and employees in prior and current years. Higher professional fees and travel-related costs also impacted expenses.
Income Tax Expense
Income tax expense increased $1.7 million to $3.8 million for the three months ended June 30, 2013 from $2.1 million for the same period in 2012. The increase was the result of a higher pretax book income plus a higher effective tax rate at 42% versus 37% a year ago, primarily related to limits on deductible executive compensation under Section 162(m) of the Internal Revenue Code, partially offset by federal and state research and development tax credits.

Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012
Revenues

	Six Months Ended June 30,
	2013		2012		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Revenues:
Application services	$106,998	81.5%	$79,937	77.0%	$27,061	33.9%
Professional services	24,330	18.5%	23,935	23.0%	395	1.7%
Total revenues	$131,328	100.0%	$103,872	100.0%	$27,456	26.4%
Total revenues. Total revenues increased $27.4 million, or 26.4%, to $131.3 million for the six months ended June 30, 2013 from $103.9 million for the same period in 2012. The increase in revenues was primarily due to a $27.1 million increase in revenues from application services and a $0.3 million increase in revenues from professional services. During the first half of 2013, we added 37 new customers to reach a total of 363 customers as of June 30, 2013. At the start of 2013, we had approximately $186 million of 2013 full year application services backlog. As of June 30, 2013, the total 2013 remaining application services backlog was approximately $110 million.
Application services revenues. Revenues from application services increased $27.1 million, or 33.9%, to $107.0 million for the six months ended June 30, 2013 from $79.9 million for the same period in 2012. The majority of the increase in application services revenues was derived from increased activity among our existing large and midmarket customers, primarily resulting from new studies and renewals. We also benefited from strong demand from both new and existing customers for multiple products. The revenues from products other than Medidata Rave, or non-Rave revenues, grew 133% compared with the prior period. Revenues from new customers accounted for 11% of the total increase in application services revenues. Application services revenues also increased significantly from both international and domestic customers compared with the prior period. Revenues from customers based in North America and Asia grew 47% and 16%, respectively.
Professional services revenues. Revenues from professional services remained relatively flat at $24.3 million for the six months ended June 30, 2013 as compared with $23.9 million for the same period in 2012.
Cost of Revenues

	Six Months Ended June 30,
	2013		2012		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Cost of revenues:
Application services	$17,974	13.7%	$15,697	15.1%	$2,277	14.5%
Professional services	16,075	12.2%	14,693	14.1%	1,382	9.4%
Total cost of revenues	$34,049	25.9%	$30,390	29.2%	$3,659	12.0%

Total cost of revenues. Total cost of revenues increased $3.7 million, or 12.0%, to $34.1 million for the six months ended June 30, 2013 from $30.4 million for the same period in 2012.
Cost of application services revenues. Cost of application services revenues increased $2.3 million, or 14.5%, to $18.0 million for the six months ended June 30, 2013 from $15.7 million for the same period in 2012. The increase was driven by the rise in personnel-related and hosting costs resulting from increased headcount and higher external costs, including third-party cloud hosting services and outside consultants, to support our business growth. The increase was also due to higher technology-related expenses associated with our multi-year software-related licenses and service contracts entered into during the second quarter of 2012.
Cost of professional services revenues. Cost of professional services revenues increased $1.4 million, or 9.4%, to $16.1 million for the six months ended June 30, 2013 from $14.7 million for the same period in 2012. The increase was mainly driven by higher personnel-related costs resulting from an increase in headcount to support our high demand for servicing of new products as well as demand from our new customers.
Operating Costs and Expenses

	Six Months Ended June 30,
	2013		2012		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Operating costs and expenses:
Research and development	$24,010	18.3%	$20,583	19.8%	$3,427	16.6%
Sales and marketing	30,742	23.4%	22,646	21.8%	8,096	35.8%
General and administrative	26,599	20.2%	18,449	17.8%	8,150	44.2%
Total operating costs and expenses	$81,351	61.9%	$61,678	59.4%	$19,673	31.9%

Total operating costs and expenses. Total operating costs and expenses increased $19.7 million, or 31.9%, to $81.4 million for the six months ended June 30, 2013 from $61.7 million for the same period in 2012. Costs increased in each department with the larger increases in general and administrative and sales and marketing expenses.
Research and development expenses. Research and development expenses increased $3.4 million, or 16.6%, to $24.0 million for the six months ended June 30, 2013 from $20.6 million for the same period in 2012. The increase was primarily due to an increase in personnel-related costs of $2.8 million, which was attributable to significant increases in staffing levels in order to accelerate the enhancement and broadening of our product offerings. Higher rent expense was another contributor to the overall increase. We believe our investments in research and development position us to capitalize on the opportunities we see in our markets.
Sales and marketing expenses. Sales and marketing expenses increased $8.1 million, or 35.8%, to $30.7 million for the six months ended June 30, 2013 from $22.6 million for the same period in 2012. The increase was primarily due to higher personnel-related costs of $6.6 million, driven by higher sales incentive compensation costs as a result of higher sales performance versus a year ago. In addition, we continued to increase our staffing levels in association with the expansion of the reach and capability of our global sales organization in support of our overall growth initiatives. Higher stock-based compensation expenses were impacted by our equity awards granted in prior and current years, and higher professional fees and travel-related costs also impacted expenses.
General and administrative expenses. General and administrative expenses increased $8.2 million, or 44.2%, to $26.7 million for the six months ended June 30, 2013 from $18.5 million for the same period in 2012. The increase was primarily due to higher personnel-related costs of $6.5 million, particularly higher stock-based compensation costs of $4.3 million as a result of our equity awards granted to our executives and employees in prior and current years. An increase in our provision for doubtful accounts and higher travel-related costs also impacted expenses.

Income Tax Expense
Income tax expense increased $0.9 million to $5.4 million for the six months ended June 30, 2013 from $4.5 million for the same period in 2012. The increase was primarily due to higher pretax book income in 2013, partially offset by a lower effective tax rate of 33% versus 38% a year ago. The decrease in effective tax rate was driven by federal and state research and development tax credits, partially offset by limits on deductible executive compensation under Section 162(m) of the Internal Revenue Code. With regard to research and development tax credits, we recognized a one-time catch-up tax benefit of $1.2 million associated with the 2012 tax year in the first quarter of 2013 as a result of the American Taxpayer Relief Act of 2012, or ATRA, which was signed into law in January 2013. ATRA reinstated the research and development tax credit retroactively from January 1, 2012 to December 31, 2013.
Liquidity and Capital Resources
Our principal sources of liquidity were cash, cash equivalents and marketable securities of $140.4 million at June 30, 2013 and $122.6 million at December 31, 2012. Cash and cash equivalents increased $5.9 million during the first six months of 2013 primarily impacted by increased billings from our strong sales activities and collections from our accounts receivable, and proceeds from stock option exercises. We manage our cash equivalents and marketable securities as a single investment portfolio that is intended to be available to meet our current cash requirements. Cash equivalents substantially consist of investment in money market funds. Marketable securities, which we classify as available-for-sale securities, primarily consist of high quality commercial paper, corporate bonds, and U.S. government debt obligations. Marketable securities with remaining effective maturities of twelve months or less from the balance sheet date are classified as short-term; otherwise, they are classified as long-term on the consolidated balance sheet.
We have a $10.0 million revolving line of credit under our senior secured credit facility, as amended, that matures in September 2013. Except for the $4.0 million reduction of the available amount due to standby letters of credit issued in connection with the office leases executed under our credit agreement, the revolving line of credit remains undrawn. As of June 30, 2013, approximately $6.0 million of the revolving line of credit was still available for future borrowings. Due to the structure of the credit agreement, any future borrowings under the revolving line of credit will be classified as a current liability. As of June 30, 2013, the effective interest rate for our senior secured credit facility, as amended, was 2.70%, if borrowing under the U.S. London Interbank Offer Rate, or LIBOR, option. We are in compliance with all covenants under our senior secured credit facility, as amended, as of June 30, 2013.
We believe that our cash flows from operations, existing cash and cash equivalents and highly liquid marketable securities and our availability under our existing revolving line of credit will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for the foreseeable future. For the remainder of 2013, we expect to make approximately $34 to $35 million in capital expenditures, primarily related to leasehold improvements in our new corporate headquarters in New York City. We also plan to enhance our infrastructure and increase the capacity in our Houston data center, as well as to enhance our computer equipment across various corporate functions. We expect to acquire out capital equipment through purchases as opposed to capital lease arrangements.
Cash Flows Provided By Operating Activities
Cash flows provided by operating activities during the six months ended June 30, 2013 were $29.1 million, which consisted primarily of net income of $10.8 million, non-cash adjustments, including stock-based compensation of $12.3 million, depreciation and amortization of $3.3 million and deferred income taxes of $3.9 million, as well as changes in working capital. The change in working capital includes decreases in deferred revenue of $4.1 million, accounts receivable of $3.3 million, and accrued payroll and other compensation of $2.3 million. The fluctuation in accounts receivable and deferred revenue was primarily due to our strong customer collections and higher billing activities. The decrease in accrued payroll and other compensation was related to our payment of annual bonuses.
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

Cash Flows Provided by Investing Activities
Cash flows used in investing activities during the six months ended June 30, 2013 were $19.4 million, which was related to $78.3 million in purchases of marketable securities and $6.8 million in capital expenditures, partially offset by $65.3 million in proceeds from sale and maturity of marketable securities and decrease in restricted cash of $0.4 million. For the six months ended June 30, 2013 we did not acquire any furniture, fixtures, and equipment through capital lease arrangements.
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
Cash Flows Provided by Financing Activities
Cash flows used in financing activities during the six months ended June 30, 2013 were $3.8 million, which was primarily due to $10.5 million relating to the acquisition of treasury stock in connection with the vesting of restricted stock awards and $0.4 million in acquisition-related earn-out payments, partially offset by $6.2 million in proceeds from stock option exercises and $1.0 million of excess tax benefit realized from equity awards.
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
Contractual Obligations, Commitments and Contingencies
The following table of our material contractual obligations as of June 30, 2013 summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated (in thousands):

	Payments Due by Period
	Total	Remainder of 2013	2-3 years	4-5 years	More than 5 years
Contractual Obligations:
Operating lease obligations	$73,094	$2,483	$13,413	$13,006	$44,192
Capital lease obligations	132	30	102	—	—
Contingent consideration obligations	1,040	—	1,040	—	—
Letters of credit	3,887	3,887	—	—	—
Total	$78,153	$6,400	$14,555	$13,006	$44,192
In October 2012, we entered into a new lease agreement for our corporate headquarters in New York, New York. Pursuant to the lease agreement, the lease has a term of ten years that commences when the new space is ready for occupancy. In the interim, we have continued to occupy our existing New York office space. The lease term for our new headquarters commenced on July 1, 2013 when we took possession of the space.
Other than stated above, there was no material change in our contractual obligations during the first six months of 2013.

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
On March 4, 2011, DataTrak International, Inc. filed a complaint for alleged patent infringement against us in DataTrak International v. Medidata Solutions, C.A. No. 1:11-cv-00458 in the U.S. District Court for the Northern District of Ohio. The complaint asserts infringement of U.S. Patent No. 7,464,087, or the ’087 Patent, which claims a method and system for unifying data from a variety of sources. The complaint asserts that we infringe upon the patent owned without providing any details concerning the alleged infringement, and it seeks unspecified damages and injunctive relief. On October 28, 2011, we filed an application for ex parte reexamination of the ’087 Patent with the U.S. Patent and Trademark Office, or PTO. On December 16, 2011, the PTO issued a non-final rejection of the validity of all claims of the ’087 Patent. On the same date, the district court granted our motion to stay the case pending reexamination of the patent-in-suit. On April 6, 2012, the PTO issued its final office action rejecting all asserted claims of the ’087 Patent. In July 2012, DataTrak filed a notice of appeal to the Board of Patent Appeals and Interferences which is still pending. If this appeal is not successful and the decision is ultimately upheld, it will result in the elimination of the litigation. We believe that we have valid defenses to the lawsuit and intend to defend it vigorously in the event the stay of the case is lifted. The probability of a favorable or unfavorable outcome to us in the event the stay of the case is lifted is unknown nor can the liability that could potentially result from a negative outcome be reasonably estimated. As a result, we have not recorded an accrual associated with this litigation. Additionally, given the status of the proceedings, the complexities of the facts in dispute and the multiple claims involved, we are unable to estimate a range of loss related to this litigation.
On July 31, 2012, DataTrak was issued U.S. Patent No. 8,234,294, or the ’294 Patent, which is closely related to the ’087 Patent previously asserted against us. On July 31, 2012, we filed a preemptive lawsuit against DataTrak in the U.S. District Court for the District of New Jersey seeking a declaratory judgment of patent invalidity and non-infringement concerning the ’294 Patent. The case was transferred in May 2013 to the U.S. District Court for the Northern District of Ohio. On June 5, 2013, we voluntarily dismissed this lawsuit without prejudice. Should DataTrak commence or threaten litigation against us concerning the '294 Patent, we intend to defend ourselves vigorously.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
We had unrestricted cash and cash equivalents totaling $38.6 million at June 30, 2013. The majority of our cash equivalents is invested in money market funds. We also had investments in marketable securities, which we classify as available-for-sale securities, totaling $101.8 million at June 30, 2013. Substantially all of our marketable securities are fixed income securities, which primarily consist of high quality commercial paper, corporate bonds, and U.S. government debt obligations. The unrestricted cash and cash equivalents as well as marketable securities are held for working capital purposes. We manage our cash equivalents and marketable securities as a single investment portfolio that is intended to be available to meet our current cash requirements. We do not enter into investments for trading or speculative purposes. Due to the short-term nature and high credit ratings of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.
We have a floating rate revolving line of credit under our senior secured credit facility, as amended, which is currently undrawn. Accordingly, we will be exposed to fluctuations in interest rates if such revolving line of credit is drawn. Assuming the maximum available amount of our revolving line of credit was drawn as of June 30, 2013, each hundred basis point change in prime rate or LIBOR would result in a change in interest expense by an average of approximately $0.1 million annually.
Exchange Rate Sensitivity
We have two separate exposures to currency fluctuation risk: subsidiaries outside the United States that use a foreign currency as their functional currency that are translated into U.S. dollars for consolidation and non-U.S. dollar-invoiced revenues.
Changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency are translated into U.S. dollars and result in cumulative translation adjustments, which are included in accumulated other comprehensive loss. We have translation exposure to various foreign currencies, including the Euro, British Pound Sterling and Japanese Yen. The potential translation loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to an estimated $1.4 million for the six months ended June 30, 2013.
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

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2013, an evaluation was performed with the participation of our Disclosure Committee and our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon such evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2013.
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

A summary of our repurchases of shares of our common stock for the three months ended June 30, 2013 was as follows:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs
April 1 – April 30, 2013	—	$—	—	—
May 1 – May 31, 2013	122,759	71.88	—	—
June 1– June 30, 2013	20,937	72.21	—	—
Total	143,696	$71.93	—	—

(1)	Represents the number of shares acquired as payment by employees of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under our 2009 Plan.

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

MEDIDATA SOLUTIONS, INC.

By:	/s/ CORY DOUGLAS
Cory Douglas Chief Financial Officer (Principal Financial and Chief Accounting Officer)
Date: August 1, 2013

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act.

31.2*	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act.

32.1**	Certification of CEO pursuant to Rules 13a-14(b) or 15d-14(b) under the Exchange Act and 18 U.S.C. 1350.

32.2**	Certification of CFO pursuant to Rules 13a-14(b) or 15d-14(b) under the Exchange Act and 18 U.S.C. 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.