Form 10-Q
period 2013-09-30
Medidata Solutions, Inc.
filed 2013-11-04
CIK 1453814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of October 28, 2013, the registrant had 26,756,927 shares of common stock outstanding.

MEDIDATA SOLUTIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2013

- i -

PART I FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)

MEDIDATA SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except per share data)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$191,645	$32,683
Marketable securities	166,970	89,871
Accounts receivable, net of allowance for doubtful accounts of $1,080 and $747, respectively	40,516	42,359
Prepaid commission expense	3,489	2,281
Prepaid expenses and other current assets	16,637	8,042
Deferred income taxes	3,706	7,465
Total current assets	422,963	182,701
Restricted cash	4,137	388
Marketable securities – long-term	69,337	—
Furniture, fixtures and equipment, net	23,759	10,474
Goodwill	15,377	15,382
Intangible assets, net	1,025	1,708
Deferred income taxes – long-term	—	11,055
Other assets	9,777	2,923
Total assets	$546,375	$224,631
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,930	$2,998
Accrued payroll and other compensation	14,778	14,140
Accrued expenses and other	8,147	6,674
Deferred revenue	52,159	50,348
Capital lease obligations	56	55
Total current liabilities	79,070	74,215
Noncurrent liabilities:
1.00% convertible senior notes, net	227,006	—
Deferred revenue, less current portion	2,451	4,323
Deferred tax liabilities	12,401	624
Capital lease obligations, less current portion	58	100
Other long-term liabilities	9,994	3,278
Total noncurrent liabilities	251,910	8,325
Total liabilities	330,980	82,540
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $0.01 per share; 100,000 shares authorized, 27,349 and 26,405 shares issued; 26,747 and 26,039 shares outstanding, respectively	273	264
Additional paid-in capital	228,855	160,637
Treasury stock, 602 and 366 shares, respectively	(16,375)	(5,626)
Accumulated other comprehensive loss	(316)	(63)
Retained earnings (accumulated deficit)	2,958	(13,121)
Total stockholders’ equity	215,395	142,091
Total liabilities and stockholders’ equity	$546,375	$224,631
The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Application services	$57,946	$43,973	$164,944	$123,910
Professional services	13,000	11,872	37,330	35,807
Total revenues	70,946	55,845	202,274	159,717
Cost of revenues (1)(2)
Application services	9,344	8,402	27,318	24,099
Professional services	7,918	7,497	23,993	22,190
Total cost of revenues	17,262	15,899	51,311	46,289
Gross profit	53,684	39,946	150,963	113,428
Operating costs and expenses:
Research and development (1)	13,130	11,239	37,140	31,822
Sales and marketing (1)(2)	15,445	12,147	46,187	34,793
General and administrative (1)	15,633	9,721	42,232	28,170
Total operating costs and expenses	44,208	33,107	125,559	94,785
Operating income	9,476	6,839	25,404	18,643
Interest and other income (expense):
Interest expense	(2,133)	(71)	(2,178)	(120)
Interest income	109	65	244	196
Other expense, net	(226)	(7)	(82)	(17)
Total interest and other (expense) income, net	(2,250)	(13)	(2,016)	59
Income before income taxes	7,226	6,826	23,388	18,702
Provision for income taxes	1,953	2,773	7,309	7,275
Net income	$5,273	$4,053	$16,079	$11,427
Earnings per share:
Basic	$0.20	$0.16	$0.63	$0.47
Diluted	$0.20	$0.16	$0.60	$0.45
Weighted average common shares outstanding:
Basic	25,724	24,773	25,425	24,400
Diluted	27,000	25,682	26,752	25,292
(1)    Stock-based compensation expense included in cost of revenues and operating costs and expenses is as follows:

Cost of revenues	$665	$483	$1,990	$1,292
Research and development	454	289	1,539	787
Sales and marketing	1,597	761	4,541	2,128
General and administrative	4,400	1,318	11,375	3,956
Total stock-based compensation	$7,116	$2,851	$19,445	$8,163
(2)    Amortization of intangible assets included in cost of revenues and operating costs and expenses is as follows:

Cost of revenues	$102	$318	$484	$955
Sales and marketing	33	129	179	387
Total amortization of intangible assets	$135	$447	$663	$1,342
The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$5,273	$4,053	$16,079	$11,427
Other comprehensive income (loss):
Foreign currency translation adjustments	783	423	(232)	483
Unrealized (loss) gain on marketable securities	(2)	49	(35)	48
Other comprehensive income (loss):	781	472	(267)	531
Income tax benefit (expense) related to unrealized gain or loss on marketable securities	1	(20)	14	(20)
Other comprehensive income (loss), net of tax	782	452	(253)	511
Comprehensive income, net of tax	$6,055	$4,505	$15,826	$11,938
The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$16,079	$11,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,888	5,997
Stock-based compensation	19,445	8,163
Amortization of discounts or premiums on marketable securities	1,762	1,032
Deferred income taxes	2,954	5,493
Amortization of debt issuance costs	258	45
Amortization of debt discount	1,483	—
Excess tax benefit associated with equity awards	(4,386)	(957)
Contingent consideration adjustment	180	277
Provision for doubtful accounts	657	187
Loss on fixed asset disposal	239	—
Changes in operating assets and liabilities:
Accounts receivable	1,640	(5,876)
Prepaid commission expense	(723)	(841)
Prepaid expenses and other current assets	(515)	(2,538)
Other assets	(1,933)	(1,525)
Accounts payable	920	(646)
Accrued payroll and other compensation	522	979
Accrued expenses and other	4,933	388
Deferred revenue	(286)	(4,652)
Other long-term liabilities	1,391	(251)
Net cash provided by operating activities	49,508	16,702
Cash flows from investing activities:
Purchases of furniture, fixtures and equipment	(18,864)	(3,923)
Purchases of available-for-sale securities	(239,383)	(84,758)
Proceeds from sale of available-for-sale securities	91,150	60,007
Net increase in restricted cash	(3,749)	—
Net cash used in investing activities	(170,846)	(28,674)
Cash flows from financing activities:
Proceeds from exercise of stock options	7,838	6,975
Excess tax benefit associated with equity awards	4,386	957
Payment of acquisition-related earn-out	(380)	(251)
Repayment of obligations under capital leases	(41)	(105)
Proceeds from issuance of convertible senior notes	287,500	—
Payment of costs associated with issuance of convertible senior notes	(8,144)	—
Repayment of notes payable	(48)	—
Acquisition of treasury stock	(10,748)	(3,440)
Net cash provided by financing activities	280,363	4,136
Net increase (decrease) in cash and cash equivalents	159,025	(7,836)
Effect of exchange rate changes on cash and cash equivalents	(63)	26
Cash and cash equivalents – Beginning of period	32,683	45,214
Cash and cash equivalents – End of period	$191,645	$37,404

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$22	$33
Income taxes	$1,356	$2,464

Noncash activities:
Furniture, fixtures and equipment acquired through capital lease obligations	$—	$26
Furniture, fixtures, and equipment acquired but not yet paid for at period-end	$608	$942
Issuance of notes payable in connection with acquisition-related earn-out payments	$341	$171
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Except to the extent updated or described below, the Company’s significant accounting policies as of September 30, 2013 are the same as those at December 31, 2012, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 8, 2013.
Basis of Presentation — The accompanying interim condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012, the condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012, the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2013 and 2012, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the SEC for interim financial reporting. Accordingly, certain information and footnote disclosures have been condensed or omitted pursuant to SEC rules that would ordinarily be required by GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto for the fiscal year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2013.
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments consisting of normal recurring accruals considered necessary to present fairly the Company’s financial position as of September 30, 2013, results of its operations for the three and nine months ended September 30, 2013 and 2012, comprehensive income for the three and nine months ended September 30, 2013 and 2012, and cash flows for the nine months ended September 30, 2013 and 2012. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.
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

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

The fair value of each performance based restricted stock unit ("PBRSU") whose vesting is dependent on the achievement of a market price target, or a "market condition," is estimated based upon the results of a Monte Carlo valuation model as of the grant date in accordance with accounting guidelines. Compensation expense related to PBRSUs with a market condition is recognized, net of estimated forfeitures, on a straight-line basis over the vesting period. The fair value of each PBRSU whose vesting is dependent on the satisfaction of a performance target, or a "performance condition," is measured as if the PBRSU was vested and issued on the grant date and adjusted in each reporting period for expected performance relative to the associated goals. Compensation expense related to PBRSUs with a performance condition is recognized when it is probable that the condition will be achieved, net of estimated forfeitures, on a straight-line basis over the vesting period. The compensation expense ultimately recognized will equal the grant date fair value for the number of shares for which the performance condition has been satisfied.
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
Accounts Receivable — Accounts receivable are recorded at original invoice amount less an allowance that management believes will be adequate to absorb estimated losses on existing accounts receivable. The allowance is based on an evaluation of the collectability of accounts receivable and prior bad debt experience. Accounts receivable are written off when deemed uncollectible. Unbilled receivables consist of revenue recognized in excess of billings, substantially all of which is expected to be billed and collected within one year. As of September 30, 2013 and December 31, 2012, unbilled accounts receivable of $4.2 million and $3.1 million, respectively, are included in accounts receivable on the Company's consolidated balance sheets.
Convertible Notes — Pursuant to ASC 470-20, Debt—Debt with Conversion and Other Options, the Company separately accounts for the debt and conversion option components of its convertible senior notes, which permit cash settlement, in a manner that reflects the Company's nonconvertible borrowing rate at the time of issuance. The principal amount of the convertible senior notes is recorded as a liability. The value of the conversion option, net of equity issue costs, is recorded in stockholders' equity, and the offsetting debt discount is amortized to interest expense using the effective interest method over the term of the convertible senior notes. Additionally, debt issue costs are capitalized and amortized to interest expense over the term of the convertible senior notes on a straight-line basis, which approximates the effective interest method.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

Segment Information — As defined by ASC 280, Segment Reporting, the Company operates as a single segment, as the chief operating decision maker makes operating decisions and assesses performance based on a single operating unit. The Company recorded revenues in the following geographic areas for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
United States of America	$50,947	$37,315	$144,507	$105,172
Japan	8,309	7,170	24,213	21,441
Switzerland	3,214	2,955	9,183	8,779
United Kingdom	2,894	3,821	8,627	9,775
Other	5,582	4,584	15,744	14,550
Total	$70,946	$55,845	$202,274	$159,717
Revenues by geographic area are presented based upon the country in which revenues were generated. No individual country other than the United States, Japan, Switzerland and the United Kingdom represented 5% or more of net revenues for any of the periods presented.
The following table summarizes long-term assets by geographic area as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Long-term assets:
United States of America	$111,722	$32,102
United Kingdom	9,491	9,454
Japan	2,199	374
Total	$123,412	$41,930
Recently Issued Accounting Pronouncements — In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-05, Presentation of Comprehensive Income, which removes the presentation options contained in ASC 220, Comprehensive Income, and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the format of statement of operations used today, and the second statement would include components of other comprehensive income. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to defer indefinitely the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of ASU No. 2011-05 are effective for interim and annual periods beginning after December 15, 2011, and must be applied retrospectively for all periods presented in the financial statements. The Company adopted the applicable provisions of ASU No. 2011-05 on January 1, 2012. The adoption did not have a material impact on its consolidated financial statements other than a change in their presentation. In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which supersedes and replaces the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU No. 2011-05 and ASU No. 2011-12. ASU No. 2013-02 is effective for reporting periods beginning after December 15, 2012. The Company adopted ASU No. 2013-02 on January 1, 2013, and the adoption did not have a material impact on its consolidated financial statements.
In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU amends ASC 740, Income Taxes, to require that an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward; to the extent that a net operating loss carry forward, a similar tax loss, or a tax credit carryforward does not exist at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and not combined with deferred tax assets. ASU No. 2013-11 is effective for interim and

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

annual periods beginning after December 15, 2013, with early adoption permitted. The adoption is not expected to have a material impact on the Company's consolidated financial statements.
3. MARKETABLE SECURITIES
The Company manages its cash equivalents and marketable securities as a single investment portfolio that is intended to be available to meet the Company’s current cash requirements. Cash equivalents consist primarily of investments in money market funds and certain commercial paper with maturities of three months or less at purchase. Marketable securities, which the Company classifies as available-for-sale securities, primarily consist of high quality commercial paper, corporate bonds, and U.S. government debt obligations. Marketable securities with remaining effective maturities of twelve months or less from the balance sheet date are classified as short-term; otherwise, they are classified as long-term on the consolidated balance sheet. The increase in marketable securities during the first nine months of 2013 was primarily due to the net proceeds the Company received in connection with the issuance of its convertible senior notes in August 2013 (see Note 6).
The following table provides the Company’s marketable securities by security type as of September 30, 2013 and December 31, 2012 (in thousands):

	As of September 30, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper and corporate bonds	$194,261	$34	$(73)	$194,222
U.S. Treasury and U.S. government agency debt securities	42,079	6	—	42,085
Total	$236,340	$40	$(73)	$236,307

	As of December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper and corporate bonds	$63,682	$4	$(11)	$63,675
U.S. Treasury and U.S. government agency debt securities	26,186	10	—	26,196
Total	$89,868	$14	$(11)	$89,871
Contractual maturities of the Company’s marketable securities as of September 30, 2013 and December 31, 2012 are summarized as follows (in thousands):

	As of September 30, 2013		As of December 31, 2012
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in one year or less	$166,967	$166,970	$89,868	$89,871
Due in one to five years	69,373	69,337	—	—
	$236,340	$236,307	$89,868	$89,871
The following table provides the fair market value and the gross unrealized losses of the Company’s marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by security type as of September 30, 2013 and December 31, 2012 (in thousands):

	In Loss Position for Less than 12 Months
	As of September 30, 2013		As of December 31, 2012
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper and corporate bonds	$107,998	$(73)	$42,167	$(11)
None of the Company’s marketable securities has been in a continuous unrealized loss position for more than twelve months as of September 30, 2013 and December 31, 2012.
At September 30, 2013, the Company had an insignificant amount of gross unrealized losses primarily due to a decrease in the fair value of certain corporate bond securities. The Company regularly reviews its investment portfolio to identify and

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include:

•	the length of time and extent to which fair value has been lower than the cost basis;

•	the financial condition, credit quality and near-term prospects of the investee; and

•	whether it is more likely than not that the Company will be required to sell the security prior to recovery.
As the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, the Company has determined that the gross unrealized losses on such investments at September 30, 2013 are temporary in nature. Accordingly, the Company did not consider its investments in marketable securities to be other-than-temporarily impaired as of September 30, 2013.
During the three and nine months ended September 30, 2013 and 2012, the Company did not record any net realized gains or losses from the sale of marketable securities.

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

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

Financial assets (excluding cash balances) and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 are summarized as follows (in thousands):

	As of September 30, 2013				As of December 31, 2012
	Fair Value Measurement Using				Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$110,783	$—	$—	$110,783	$17,815	$—	$—	$17,815
Commercial paper and corporate bonds	—	68,198	—	68,198	—	3,313	—	3,313
Total cash equivalents	110,783	68,198	—	178,981	17,815	3,313	—	21,128
Commercial paper and corporate bonds	—	194,222	—	194,222	—	63,675	—	63,675
U.S. Treasury and U.S. government agency debt securities	—	42,085	—	42,085	—	26,196	—	26,196
Total marketable securities	—	236,307	—	236,307	—	89,871	—	89,871
Total financial assets	$110,783	$304,505	$—	$415,288	$17,815	$93,184	—	$110,999
Liabilities:
Contingent consideration	$—	$—	$981	$981	$—	$—	$801	$801
The Company’s financial assets that are measured at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy. Investments in money market funds have been classified as Level 1 since these securities are valued based upon $1.00 net asset value per share or unadjusted quoted prices in active markets. Investments in commercial paper, corporate bonds, and U.S. government agency debt securities have been classified as Level 2 since these securities are valued based on quoted prices in less active markets or significant inputs which are directly or indirectly observable. The valuation techniques used to measure the fair values of corporate bonds and U.S. government agency debt securities were derived from the inputs of market prices from multiple sources at each reporting period. The fair value was then determined based on a consensus price or a weighted average price for each security. For the remaining financial assets classified as Level 2, substantially all of the securities had a short maturity within one year with high credit ratings. Therefore, the valuation techniques used to measure the fair values were primarily derived from accretion of purchase price to its face value over the term of maturity or quoted market prices for similar instruments if available. During the nine months ended September 30, 2013 and 2012, there were no transfers of financial assets between Level 1 and Level 2.
The contingent consideration, associated with earn-out payments related to the acquisition of Clinical Force Limited ("Clinical Force") in July 2011, is classified as Level 3. The fair value of the contingent consideration was estimated by applying the income approach. That measure is based on significant inputs that are not observable in the market. The significant inputs in the Level 3 measurement not supported by market activity included the Company’s probability assessments of expected future cash flows associated with its related acquisition during the earn-out payments measurement period, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the purchase agreement. Significant assumptions include a discount rate of 11%, which is derived from the Company’s estimated weighted average cost of capital of 16% net of a 5% risk adjustment. Changes in the Company’s expectations related to the achievement of the performance based criteria specified in the purchase agreement may affect these assumptions, resulting in an increase or decrease in the fair value of the contingent consideration liability.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities during the first nine months of 2013 (in thousands):

Contingent Consideration
Balance at January 1, 2013 (included in other long-term liabilities)	$801
Change in fair value	180
Balance at September 30, 2013 (included in accrued expenses and other)	$981
For the three and nine months ended September 30, 2013, the Company recorded adjustments of $0.1 million and $0.2 million, respectively, to the contingent consideration obligation as a result of the recurring measurement of its fair value at each reporting period using the income approach. The fair value adjustments were recorded in general and administrative expenses in the Company's consolidated financial statements.
The carrying amounts of all other current financial assets and liabilities reflected in the consolidated balance sheets approximate fair value due to their short-term nature. The Company does not have non-financial assets or liabilities that have been measured at fair value on a nonrecurring basis as of September 30, 2013.

5. GOODWILL AND INTANGIBLE ASSETS
The change in the carrying amount of goodwill during the first nine months of 2013 is as follows (in thousands):

Balance as of January 1, 2013	$15,382
Foreign currency translation adjustments	(5)
Balance as of September 30, 2013	$15,377
Intangible assets are summarized as follows (in thousands):

	As of September 30, 2013			As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$4,092	$(3,352)	$740	$4,094	$(2,935)	$1,159
Database	1,900	(1,900)	—	1,900	(1,821)	79
Customer relationships	2,063	(1,778)	285	2,064	(1,594)	470
Total	$8,055	$(7,030)	$1,025	$8,058	$(6,350)	$1,708
Annual amortization for the next five years is expected to be as follows (in thousands):

Remainder of year ending December 31, 2013	$141
Years ending December 31,
2014	539
2015	281
2016	46
2017	18
2018	—

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

6. DEBT
Senior Secured Credit Facility
The senior secured credit facility, as amended ("Credit Facility"), including a $10.0 million revolving line of credit, originally entered into by the Company in September 2008 matured on September 30, 2013. The Company was in compliance with all covenants under the Credit Facility and the revolving line of credit remained undrawn throughout the entire term. The Company has decided not to renew its Credit Facility.
1.00% Convertible Senior Notes
In August 2013, the Company issued at par value $287.5 million of 1.00% convertible senior notes (the "Notes"). Interest is payable semi-annually in arrears on August 1 and February 1 of each year, beginning on February 1, 2014. The Notes mature on August 1, 2018 unless repurchased or converted in accordance with their terms prior to such date. The Company may not redeem the Notes prior to their maturity date. The Notes are the Company's senior unsecured obligations and are governed by an indenture dated August 12, 2013 between the Company, as issuer, and Wells Fargo Bank, National Association, as trustee.
Upon conversion of the Notes, the Company may choose to pay or deliver, as applicable, either cash, shares of the Company's common stock, or a combination thereof. If converted, holders of the Notes will receive, at the Company's election, cash and/or shares for the principal amount of the Notes as well as any amounts in excess of principal. The Company intends to settle the principal amount of the Notes in cash if converted.
The initial conversion rate is 8.6143 shares of the Company's common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $116.09 per share of common stock. The conversion rate will be subject to adjustment upon occurrence of certain events, including, but not limited to, the issuance of stock dividends or payment of cash dividends on the Company's common stock (unless the holders of the Notes participate at the same time and under the same terms as the holders of common stock), or execution of a share split or share combination. Upon conversion, holders of the Notes will not receive any separate cash payment representing accrued and unpaid interest, unless conversion occurs after close of business on a regular record date and prior to the related interest payment date.
Holders may convert their Notes at their option at any time prior to the close of business on the business day immediately preceding February 1, 2018 only under the following circumstances:

•
during any calendar quarter commencing after the calendar quarter ending on December 31, 2013 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•
during the five business day period after any five consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on such trading day; or

•	upon the occurrence of certain corporate events described in the indenture governing the Notes.
On or after February 1, 2018 until close of business on the business day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances. If the Company undergoes a fundamental change as defined in the indenture governing the Notes, holders may require the Company to repurchase for cash all of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest.
In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes as a whole. The excess of the par value over the fair value of the debt represents the debt discount, which is amortized to interest expense over the term of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

In accounting for the $8.1 million in issuance costs related to the Note issuance, the Company allocated the total amount incurred to the liability and equity components based on their relative values. The $6.4 million in issuance costs attributed to the liability component were capitalized and are amortized to interest expense over the term of the Notes. The $1.7 million in issuance costs attributed to the equity component were netted against the equity component in additional paid-in capital. As of September 30, 2013, the unamortized debt issuance costs related to the Notes were $6.2 million . Additionally, in connection with the Notes, the Company recorded a net deferred tax liability of $23.7 million against its additional paid-in capital primarily resulting from a basis difference associated with the liability component that represents a temporary difference for income tax purposes.
The Notes consisted of the following as of September 30, 2013 (in thousands):

Equity component, net of equity issue costs	$60,222
Liability component:
Principal	287,500
Less: unamortized debt discount	(60,494)
Net carrying amount	$227,006
The Notes are carried at face value less any unamortized discount, but require a disclosure of an estimate of fair value. As of September 30, 2013, the estimated fair value of the Notes is $319.5 million, which the Company considers to be a Level 2 measurement because it is based upon a recent quoted bid price for the Notes, reflecting market activity in a less than active market. Based on the closing price of the Company's common stock of $98.93 on September 30, 2013, which is less than the Notes' initial conversion price of $116.09, the if-converted value of the Notes was less than their principal amount.
As of September 30, 2013, the remaining life of the Notes is approximately 58 months.
The following table sets forth total interest expense recognized related to the Notes for the three and nine months ended September 30, 2013 (in thousands except percentages):

Contractual interest expense	$399
Amortization of debt issuance costs	213
Amortization of debt discount	1,483
Total	$2,095

Effective interest rate	6.6%

7. STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation in accordance with ASC 718, Compensation — Stock Compensation. For the three and nine months ended September 30, 2013 and 2012, the components of stock-based compensation expense were summarized in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock options	$975	$1,057	$2,993	$3,002
Restricted stock awards	4,634	1,794	13,217	5,161
Performance based restricted stock units	1,507	—	3,235	—
Total stock-based compensation	$7,116	$2,851	$19,445	$8,163
In April 2013, the Company amended and restated the 2009 Long-Term Incentive Plan (the "2009 Plan") to increase the number of shares of common stock that the Company may issue under the 2009 Plan by 1.5 million shares, to a total of 5.5 million shares.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

Stock Options
The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Expected volatility	43%	46%	42%	46%
Expected life	6 years	6 years	6 years	6 years
Risk-free interest rate	1.92%	0.94%	1.41%	0.96%
Dividend yield	—	—	—	—
The following table summarizes the activity under the stock option plans as of September 30, 2013, and changes during the nine months then ended (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	1,789	$19.39
Granted	187	76.64
Exercised	(489)	16.03
Forfeited	(50)	23.45
Expired	(3)	7.03
Outstanding at September 30, 2013	1,434	$27.86	7.39	$101,928
Exercisable at September 30, 2013	750	$17.32	6.23	$61,203
Vested and expected to vest at September 30, 2013	1,395	$27.24	7.34	$100,028
The weighted-average grant-date fair value of stock options granted during the three months ended September 30, 2013 and 2012 was $38.76 and $15.85, respectively. The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2013 and 2012 was $32.62 and $12.34, respectively. The total intrinsic value of stock options exercised during the three months ended September 30, 2013 and 2012 was $6.5 million and $6.5 million, respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2013 and 2012 was $24.8 million and $16.0 million, respectively. As of September 30, 2013, there was a total of $11.3 million of unrecognized compensation cost related to all non-vested stock options granted, as recorded in accordance with ASC 718. This cost is expected to be recognized over a weighted-average remaining period of 2.63 years. The total fair value of stock options vested during the three months ended September 30, 2013 and 2012 was $0.6 million and $1.2 million, respectively. The total fair value of stock options vested during the nine months ended September 30, 2013 and 2012 was $2.6 million and $3.0 million, respectively.
Restricted Stock Awards
The following table summarizes the status of the Company’s nonvested RSAs as of September 30, 2013, and changes during the nine months then ended (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2013	973	$23.08
Granted	455	52.33
Vested	(363)	21.20
Forfeited	(86)	28.31
Nonvested at September 30, 2013	979	$36.91

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

As of September 30, 2013, there was a total of $26.2 million of unrecognized compensation cost related to all nonvested RSAs granted, as recorded in accordance with ASC 718. This cost is expected to be recognized over a weighted-average remaining period of 2.08 years. The total fair value of RSAs vested during the three months ended September 30, 2013 and 2012 was $0.5 million and $0.6 million, respectively. The total fair value of RSAs vested during the nine months ended September 30, 2013 and 2012 was $26.0 million and $8.9 million, respectively.
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
Of the original target number of PBRSUs granted during the nine months ended September 30, 2013, which assumes performance at 100% of targeted levels, (1) 113,538 PBRSUs ("Revenue PBRSUs") have performance conditions based on revenue for the year ending December 31, 2013 relative to the Company's revenue guidance and a minimum profitability condition, vesting annually over three years commencing on the first anniversary of the grant date, with the number of PBRSUs ultimately earned ranging from zero to 200% of the original award; (2) 56,769 PBRSUs ("TSR PBRSUs") have market conditions based on the Company's total stockholder return ("TSR") relative to that of the NASDAQ Composite Index for the year ending December 31, 2013, vesting annually over three years commencing on the first anniversary of the grant date, with the number of PBRSUs ultimately earned ranging from zero to 200% of the original award; (3) 322,764 PBRSUs ("CAGR PBRSUs") have both performance and market conditions based on the Company's compound annual growth rate of revenue ("CAGR"), as defined in the grant agreement, and the Company's absolute TSR over the three-year performance period ending December 31, 2015, vesting in full on December 31, 2015, with the number of PBRSUs ultimately earned ranging from zero to 300% of the original award; and (4) 17,213 PBRSUs ("Sales PBRSUs") have performance conditions based on the achievement of certain sales performance goals for the six months ending December 31, 2013, vesting annually over four years commencing on the first anniversary of the grant date, with the number of PBRSUs ultimately earned ranging from zero to 100% of the original award.
The fair value of each of Revenue PBRSU is based upon the closing price of the Company's stock on the date of grant and adjusted each reporting period based on expected performance relative to the associated performance conditions. With regard to the CAGR PBRSUs, whose vesting is dependent on a performance condition related to the Company's CAGR and a market condition related to the Company's TSR over the three-year period ending December 31, 2015, as of September 30, 2013 the Company has concluded that the achievement of the requisite performance condition is not probable; as a result no expense has been recognized related to the CAGR PBRSUs for the three and nine months ended September 30, 2013. With regard to the Sales PBRSUs, whose vesting is dependent on performance conditions related to the achievement of certain sales performance goals for the six-month period ending December 31, 2013, as of September 30, 2013, the Company has concluded that the achievement of the requisite performance conditions is not probable; as a result no expense has been recognized related to the Sales PBRSUs for the three and nine months ended September 30, 2013.
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

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

The following table summarizes the status of the Company’s PBRSUs based upon expected performance as of September 30, 2013, and changes during the nine months then ended (in thousands, except per share data):

	Revenue	TSR	CAGR	Sales	Total Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2013	—	—	—	—	—	$—
Granted (based on performance at 100% of targeted levels)	113	57	323	17	510	52.43
Adjustment related to expected performance	114	16	(311)	(17)	(198)	53.50
Vested	—	—	—	—	—	—
Forfeited	—	—	(12)	—	(12)	49.63
Nonvested at September 30, 2013	227	73	—	—	300	$51.83

For the three and nine months ended September 30, 2013, the Company recognized $1.2 million and $2.3 million respectively, of expense related to the Revenue PBRSUs. For the three and nine months ended September 30, 2013, the Company recognized $0.3 million and $0.9 million, respectively, of expense related to the TSR PBRSUs. As of September 30, 2013, there was a total of $12.3 million of unrecognized compensation cost related to the nonvested Revenue and TSR PBRSUs, as recorded in accordance with ASC 718. This cost is expected to be recognized over a weighted-average remaining period of 2.35 years.
8. ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in the balances of each component of accumulated other comprehensive loss during the first nine months of 2013 are as follows (in thousands):

	Foreign currency translation adjustments	Unrealized losses on available for sale securities	Total
Balance as of January 1, 2013	$(53)	$(10)	$(63)
Other comprehensive loss, net of tax	(232)	(21)	(253)
Balance as of September 30, 2013	$(285)	$(31)	$(316)
For the nine months ended September 30, 2013, reclassifications of items from accumulated other comprehensive loss to net income were insignificant.

9. EARNINGS PER SHARE
The Company follows ASC 260, Earnings Per Share, in calculating earnings per share. Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted-average number of shares outstanding during the period. The holders of unvested RSAs do not have nonforfeitable rights to dividends or dividend equivalents and therefore, such unvested awards do not qualify as participating securities and are excluded from the basic earnings per share calculation. Diluted earnings per share includes the determinants of basic net income per share and, in addition, gives effect to the potential dilution that would occur if securities or other contracts to issue common stock are exercised, vested or converted into common stock unless they are anti-dilutive.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2013 and 2012 are shown in the following table (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator
Net income	$5,273	$4,053	$16,079	$11,427
Denominator
Denominator for basic earnings per share:
Weighted average common shares outstanding	25,724	24,773	25,425	24,400
Denominator for diluted earnings per share:
Dilutive potential common shares:
Stock options	743	656	782	636
Restricted stock awards	431	253	490	256
Performance based restricted stock units	102	—	55	—
Weighted average common shares outstanding with assumed conversion	27,000	25,682	26,752	25,292
Basic earnings per share	$0.20	$0.16	$0.63	$0.47
Diluted earnings per share	$0.20	$0.16	$0.60	$0.45
Total number of anti-dilutive shares of stock options, nonvested restricted stock awards, and performance based restricted stock units excluded from calculation of diluted earnings per share	148	378	70	469

The effect of the Notes (see Note 6), if any, will be reflected in diluted earnings per share using the treasury stock method as the Company intends to settle the principal amount of the Notes in cash upon conversion. During the three and nine months ended September 30, 2013 and 2012, the average price of the Company's stock was below the conversion price of the Notes; as a result the Notes were not dilutive during these periods.

10. INCOME TAXES
The Company’s effective tax rate for the three and nine months ended September 30, 2013 was 27% and 31%, respectively, and differed from the federal statutory rate of 35% primarily due to state and local income taxes, research and development tax credits, limitations on officers' compensation, and return to provision adjustment.
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
The Company had approximately $2.9 million of gross unrecognized tax benefits as of December 31, 2012. For the nine months ended September 30, 2013, there was no change relating to the Company’s tax positions. During the first quarter of 2013, the Company was informed by the Internal Revenue Service ("IRS") that the examination of its 2010 Federal income tax return was completed, and no adjustment to the tax return was proposed by the IRS.

11. COMMITMENTS AND CONTINGENCIES
Legal Matters — The Company is subject to legal proceedings and claims that arise in the ordinary course of business. From time to time, third parties have asserted and may in the future assert intellectual property rights to technologies that are important to the Company’s business and have demanded and may in the future demand that the Company license their

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

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
Our customer base has grown from 173 at January 1, 2010 to 379 at September 30, 2013. Our relationships with some of these customers include multiple divisions and business units at various domestic and international locations. We generate revenues from sales to new customers as well as sales and renewals from our existing customers. Our global direct sales organization represents our primary source of sales, with an increasing volume of sales generated through our CRO relationships. Our customer retention rate was 92.0% and 94.2% for the nine months ended September 30, 2013 and 2012, respectively. We calculate customer retention based upon the number of customers that existed both at the beginning and end of the relevant period. Revenues from lost customers for the nine months ended September 30, 2013 and 2012 accounted for 1.0% and 0.8%, respectively, of total prior year revenues. To calculate the impact of customers lost during the period, we consider the revenues recognized from lost customers during the most recent prior fiscal year as a percentage of total company revenues from the same period. Traditionally, we maintain a high percentage of customer retention and hence the revenue impact from lost customers is insignificant to our total revenues. We believe revenues from lost customers coupled with customer retention rate give the best sense of volume and scale of customer loss and retention. Our presentation of customer retention and revenues from lost customers may differ from other companies in our industry.
We manage our business as one reportable segment. We generate the majority of our revenues from sales to customers located in the United States. However, revenues generated from customers located in Europe and Asia (including Australia) represent a significant portion of overall revenues. For the three and nine months ended September 30, 2013, revenues generated from customers located in Europe, or European revenues, increased slightly year over year. As a percentage of total revenues, our European revenues represented approximately 15% of total revenues for the three and nine month periods ended September 30, 2013 as compared with 19% in the each of the prior periods. For the three and nine months ended September 30, 2013, revenues generated from customers located in Asia, or Asian revenues, increased 16% and 13%, respectively, year over year. As a percentage of total revenues, or Asian revenues represented approximately 13% of total revenues for the three and nine month periods ended September 30, 2013 as compared with 14% and 15%, respectively, in the prior periods. We expect sales to customers in Europe and Asia to continue to represent a significant portion of total sales as we continue to serve existing and new customers in these markets.
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
Application services backlog solely relates to our cloud-based offerings, representing the total future contract value of outstanding multi-study and single-study arrangements, billed and unbilled, at a point in time. Application services revenue generated in any given period is a function of revenue recognized from the beginning of period application services backlog, contract renewals, and new customer contracts. For this reason, application services backlog at the beginning of any period is not necessarily indicative of long-term future performance. We monitor the amount of revenue expected to be recognized from application services backlog over the current fiscal year while updating application services backlog each quarter to indicate how much remains to be recognized within the year. As of January 1, 2013, we had full year application services backlog of approximately $186 million. The remaining amount of revenue to be recognized from application services backlog in the current year, or remaining application services backlog, as of September 30, 2013 is approximately $59.5 million.
We consider the global adoption of clinical development technologies to be essential to our future growth. Our future growth will also depend on our ability to sustain high levels of customer satisfaction and our ability to increase sales to existing customers. In addition, the market for our solutions is often characterized by rapid technological change and evolving regulatory standards. Our future growth is dependent on the successful development and introduction of new products and enhancements. To address these challenges, we will continue to expand our direct and indirect sales channels in domestic and international markets, pursue research and development as well as acquisition opportunities to expand and enhance our product offerings, expand our marketing efforts, and drive customer adoption through our knowledge transfer professional services offerings. Our success in these areas will depend upon our abilities to execute on our operational plans, interpret and respond to customer and regulatory requirements, and retain key staff.

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

Interest and Other Expense
Interest and other expense relates primarily to interest expense, including contractual interest expense and amortization of debt discount and issuance costs, on our 1.00% convertible senior notes, or the Notes, issued in August 2013. The annualized effective rate of interest on the Notes is expected to be 6.5% to 6.6% throughout their term.
Income Tax Expense
We are subject to income tax in the United States as well as other tax jurisdictions in which we conduct business. In 2013, we expect that our effective income tax rate will range from 30 to 32 percent. We have U.S. Federal and state net operating loss carryforwards, or NOLs, available to offset future taxable income, which do not fully expire until 2028 and are subject to limitations under Section 382 of the Internal Revenue Code, or Section 382. We expect our overall income tax expense to increase in absolute dollars.
Critical Accounting Policies
Our condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Our critical accounting policies, including the assumptions and judgments underlying them, require the application of significant judgment in the preparation of our financial statements, and as a result they are subject to a greater degree of uncertainty. In applying these policies, we use our judgment to determine the appropriate assumptions to be used in calculating estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from those estimates. Our critical accounting policies consist of revenue recognition, stock-based compensation, goodwill and intangibles, convertible notes and income taxes. Except to the extent updated or described below, our critical accounting policies as of September 30, 2013 are the same as those at December 31, 2012, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
Stock-Based Compensation
We follow Accounting Standards Codification, or ASC, 718, Compensation—Stock Compensation, to account for all of our stock-based compensation plans. According to ASC 718, all forms of share-based payments to employees, including employee stock options, nonvested restricted stock awards, or RSAs, performance based restricted stock units, or PBRSUs, and employee stock purchase plans, are treated the same as any other form of compensation by recognizing the related cost in the statement of operations.
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
The fair value of each nonvested RSA is measured as if the nonvested RSA was vested and issued on the grant date.
The fair value of each PBRSU whose vesting is based upon the achievement of a market price target, or market condition, is based upon the results of a Monte Carlo valuation model, which requires the use of estimates, including:

•
the expected volatility of our stock price and, in some cases when the market condition compares the performance of our stock with the NASDAQ Composite Index, the expected volatility of the NASDAQ Composite Index;

•	the expected term; and

•	risk free interest rates.
For PBRSUs with market conditions, we determine volatility based upon the closing price of our publicly-traded stock and the closing price of the NASDAQ Composite Index as applicable. The risk-free interest rate is based on the United States Treasury yield curve with a maturity tied to the expected term of the PBRSU. We have not paid and do not expect to pay dividends on our common stock. Thus, no expected dividend yield is factored into our Monte Carlo model.
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
With regard to certain PBRSUs whose vesting is dependent on a performance condition related to our compound annual revenue growth, or CAGR, and a market condition related to our total stockholder return, or TSR, over the three-year period ending December 31, 2015, as of September 30, 2013 we have concluded that the achievement of the requisite performance condition is not probable; as a result no expense has been recognized related to the CAGR PBRSUs for the three and nine months ended September 30, 2013. If achievement of the performance conditions related to the CAGR PBRSUs is concluded to be probable in future periods, the related stock-based compensation expense when recognized could be significant.
Compensation expense for stock options, RSAs, and PBRSUs is recognized, net of estimated forfeitures, on a straight-line basis over the vesting period. In the case of PBRSUs with a performance condition, related compensation expense is recognized when it is probable that the condition will be achieved.
Convertible Notes
In accounting for the issuance of the Notes, which permit cash settlement, we separated the Notes into liability and equity components in a manner that reflects our nonconvertible borrowing rate at the time of issuance. The value of the conversion option is determined as the excess of the proceeds from the issuance of the Notes over the proceeds that we expect would have been received had we issued similar debt without a conversion option. This difference represents a debt discount that is amortized to interest expense over the term of the Notes. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification. Debt issue costs are capitalized and amortized to interest expense over the term of the Notes and equity issue costs are netted against the equity component.

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
Our typical practice is to sell application services and professional services in a multiple-element arrangement. In connection with our adoption of Accounting Standards Update, or ASU, No. 2009-13 on January 1, 2011, we began to recognize revenues from professional services as delivered for any multiple-element arrangements entered into or materially modified subsequent to 2011. Concurrently, as required by ASU No. 2009-13, we continue to recognize revenues from professional services ratably over the term of the multiple-element arrangements entered into prior to 2011 under the pre-amended ASC 605-25, Revenue Recognition — Multiple-Element Arrangements, until such arrangements expire. Regardless of revenue recognition, we recognize expenses related to our professional services in the period in which the expenses are incurred.
We now expect professional services revenues and gross margins to be more reflective of the services delivered during each reporting period. The revenue impact of multiple-element arrangements entered into prior to 2011 continues to decline significantly as those arrangements expire and more professional services revenues are recognized on an as delivered basis.

The following table sets forth our consolidated results of operations as a percentage of total revenues for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Application services	81.7%	78.7%	81.5%	77.6%
Professional services	18.3%	21.3%	18.5%	22.4%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Application services	13.2%	15.0%	13.5%	15.1%
Professional services	11.2%	13.4%	11.9%	13.9%
Total cost of revenues	24.4%	28.4%	25.4%	29.0%
Gross profit	75.6%	71.6%	74.6%	71.0%
Operating costs and expenses:
Research and development	18.5%	20.1%	18.4%	19.9%
Sales and marketing	21.8%	21.8%	22.8%	21.8%
General and administrative	22.0%	17.4%	20.8%	17.6%
Total operating costs and expenses	62.3%	59.3%	62.0%	59.3%
Operating income	13.3%	12.3%	12.6%	11.7%

Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012
Revenues

	Three Months Ended September 30,
	2013		2012		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Revenues:
Application services	$57,946	81.7%	$43,973	78.7%	$13,973	31.8%
Professional services	13,000	18.3%	11,872	21.3%	1,128	9.5%
Total revenues	$70,946	100.0%	$55,845	100.0%	$15,101	27.0%
Total revenues. Total revenues increased $15.0 million, or 27.0%, to $70.9 million for the three months ended September 30, 2013 from $55.9 million for the same period in 2012. The increase in revenues was primarily due to a $13.9 million increase in revenues from application services and a $1.1 million increase in revenues from professional services. Our customer base grew to 379 customers in the third quarter of 2013, up 14% from the third quarter of 2012. At the start of the third quarter of 2013, we had approximately $110 million of 2013 remaining application services backlog. As of September 30, 2013, the total 2013 remaining application services backlog was approximately $59.5 million.
Application services revenues. Revenues from application services increased $13.9 million, or 31.8%, to $57.9 million for the three months ended September 30, 2013 from $44.0 million for the same period in 2012. The majority of the increase in application services revenues was derived from increased activity among our existing large and midmarket customers, primarily resulting from renewals and increased adoption of our portfolio of solutions. We also benefited from strong demand from both new and existing customers for multiple products. The revenues from products other than Medidata Rave, or non-Rave revenues, grew 92% compared with the prior period. Revenues from new customers accounted for 19% of the total increase in application services revenues. Application services revenues also increased significantly from both international and domestic customers compared with the prior period. Revenues from customers based in North America and Asia grew 44% and 15%, respectively, while customers based in Europe grew 5%.
Professional services revenues. Revenues from professional services increased $1.1 million, or 9.5%, to $13.0 million for the three months ended September 30, 2013 as compared with $11.9 million for the same period in 2012. The increase in professional services revenues was due to high demand for servicing of new products as well as demand from our new customers. Revenues from new customers accounted for 82% of the total increase in professional services revenues.
Cost of Revenues

	Three Months Ended September 30,
	2013		2012		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Cost of revenues:
Application services	$9,344	13.2%	$8,402	15.0%	$942	11.2%
Professional services	7,918	11.2%	7,497	13.4%	421	5.6%
Total cost of revenues	$17,262	24.4%	$15,899	28.4%	$1,363	8.6%
Total cost of revenues. Total cost of revenues increased $1.3 million, or 8.6%, to $17.2 million for the three months ended September 30, 2013 from $15.9 million for the same period in 2012.
Cost of application services revenues. Cost of application services revenues increased $0.9 million, or 11.2%, to $9.3 million for the three months ended September 30, 2013 from $8.4 million for the same period in 2012. The increase was driven by higher third-party cloud hosting costs and higher personnel-related costs resulting from increased headcount to support our business growth.
Cost of professional services revenues. Cost of professional services revenues increased $0.4 million, or 5.6%, to $7.9 million for the three months ended September 30, 2013 from $7.5 million for the same period in 2012. The increase was primarily driven by higher stock-based compensation costs as a result of our equity awards granted in the current year. Higher rent expense associated with our new offices in New York City and Hammersmith, UK also impacted expenses.
Operating Costs and Expenses

	Three Months Ended September 30,
	2013		2012		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Operating costs and expenses:
Research and development	$13,130	18.5%	$11,239	20.1%	$1,891	16.8%
Sales and marketing	15,445	21.8%	12,147	21.8%	3,298	27.2%
General and administrative	15,633	22.0%	9,721	17.4%	5,912	60.8%
Total operating costs and expenses	$44,208	62.3%	$33,107	59.3%	$11,101	33.5%

Total operating costs and expenses. Total operating costs and expenses increased $11.1 million, or 33.5%, to $44.2 million for the three months ended September 30, 2013 from $33.1 million for the same period in 2012. Costs increased in each department with the larger increases in general and administrative and sales and marketing expenses.
Research and development expenses. Research and development expenses increased $1.9 million, or 16.8%, to $13.1 million for the three months ended September 30, 2013 from $11.2 million for the same period in 2012. The increase was primarily due to an increase in personnel-related costs of $1.5 million, which was attributable to significant increases in staffing levels in order to accelerate the enhancement and broadening of our product offerings. Research and development expenses were also impacted by higher rent expense associated with our new offices in New York City and Hammersmith, UK. We believe our investments in research and development position us to capitalize on the opportunities we see in our markets.
Sales and marketing expenses. Sales and marketing expenses increased $3.3 million, or 27.2%, to $15.5 million for the three months ended September 30, 2013 from $12.2 million for the same period in 2012. The increase was primarily due to higher personnel-related costs of $2.9 million, driven by higher sales commission expense as a result of higher revenue versus a year ago. In addition, we continued to increase our staffing levels in association with the expansion of the reach and capability of our global sales organization in support of our overall growth initiatives. Sales and marketing expenses were also impacted by higher stock-based compensation expenses associated with our equity awards granted in the current year, higher professional fees, and higher rent associated with our new offices in New York City and Hammersmith, UK.
General and administrative expenses. General and administrative expenses increased $5.9 million, or 60.8%, to $15.6 million for the three months ended September 30, 2013 from $9.7 million for the same period in 2012. The increase was primarily due to higher personnel-related costs of $4.8 million, particularly higher stock-based compensation costs of $3.1 million as a result of our equity awards granted to our executives and employees in the current year. General and administrative expenses were also impacted by an $0.8 million one-time charge associated with certain non-income related taxes in the current year. Higher rent expense associated with our new offices in New York City and Hammersmith, UK also impacted expenses.
Income Tax Expense
Income tax expense decreased $0.8 million to $2.0 million for the three months ended September 30, 2013 from $2.8 million for the same period in 2012. The decrease was the result of a lower effective tax rate at 27% versus 41% a year ago, primarily related to federal and state research and development tax credits and return to provision adjustment recognized in the current year.

Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012
Revenues

	Nine Months Ended September 30,
	2013		2012		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Revenues:
Application services	$164,944	81.5%	$123,910	77.6%	$41,034	33.1%
Professional services	37,330	18.5%	35,807	22.4%	1,523	4.3%
Total revenues	$202,274	100.0%	$159,717	100.0%	$42,557	26.6%
Total revenues. Total revenues increased $42.6 million, or 26.6%, to $202.3 million for the nine months ended September 30, 2013 from $159.7 million for the same period in 2012. The increase in revenues was primarily due to a $41.1 million increase in revenues from application services and a $1.5 million increase in revenues from professional services. At the start of 2013, we had approximately $186 million of 2013 full year application services backlog. As of September 30, 2013, the total 2013 remaining application services backlog was approximately $59.5 million.
Application services revenues. Revenues from application services increased $41.1 million, or 33.1%, to $165.0 million for the nine months ended September 30, 2013 from $123.9 million for the same period in 2012. The majority of the increase in application services revenues was derived from increased activity among our existing large and midmarket customers, primarily resulting from renewals and increased adoption of our portfolio of our solutions. We also benefited from strong demand from both new and existing customers for multiple products. Non-Rave revenues grew 117% compared with the prior period. Revenues from new customers accounted for 12% of the total increase in application services revenues. Application services revenues also increased significantly from both international and domestic customers compared with the prior period. Revenues from customers based in North America and Asia grew 46% and 16%, respectively, while customers based in Europe grew 6%
Professional services revenues. Revenues from professional services increased $1.5 million, or 4.3%, to $37.3 million for the nine months ended September 30, 2013 as compared with $35.8 million for the same period in 2012. The increase in professional services revenues was due to high demand for servicing of new products as well as demand from our new customers.

Cost of Revenues

	Nine Months Ended September 30,
	2013		2012		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Cost of revenues:
Application services	$27,318	13.5%	$24,099	15.1%	$3,219	13.4%
Professional services	23,993	11.9%	22,190	13.9%	1,803	8.1%
Total cost of revenues	$51,311	25.4%	$46,289	29.0%	$5,022	10.8%
Total cost of revenues. Total cost of revenues increased $5.0 million, or 10.8%, to $51.3 million for the nine months ended September 30, 2013 from $46.3 million for the same period in 2012.
Cost of application services revenues. Cost of application services revenues increased $3.2 million, or 13.4%, to $27.3 million for the nine months ended September 30, 2013 from $24.1 million for the same period in 2012. The increase was driven by a rise in personnel-related costs, software-related license and hosting costs, and certain outsourcing costs, including third-party cloud hosting services and outside consultants, to support our business growth.
Cost of professional services revenues. Cost of professional services revenues increased $1.8 million, or 8.1%, to $24.0 million for the nine months ended September 30, 2013 from $22.2 million for the same period in 2012. The increase was mainly driven by higher personnel-related costs of $1.9 million resulting from an increase in headcount to support our high demand for servicing of new products as well as demand from our new customers. The increase was also driven by higher stock-based compensation expenses associated with our equity awards granted in prior and current years.
Operating Costs and Expenses

	Nine Months Ended September 30,
	2013		2012		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Operating costs and expenses:
Research and development	$37,140	18.4%	$31,822	19.9%	$5,318	16.7%
Sales and marketing	46,187	22.8%	34,793	21.8%	11,394	32.7%
General and administrative	42,232	20.8%	28,170	17.6%	14,062	49.9%
Total operating costs and expenses	$125,559	62.0%	$94,785	59.3%	$30,774	32.5%

Total operating costs and expenses. Total operating costs and expenses increased $30.8 million, or 32.5%, to $125.6 million for the nine months ended September 30, 2013 from $94.8 million for the same period in 2012. Costs increased in each department with the larger increases in general and administrative and sales and marketing expenses.
Research and development expenses. Research and development expenses increased $5.3 million, or 16.7%, to $37.1 million for the nine months ended September 30, 2013 from $31.8 million for the same period in 2012. The increase was primarily due to an increase in personnel-related costs of $4.2 million, which was attributable to significant increases in staffing levels in order to accelerate the enhancement and broadening of our product offerings. Higher rent expense associated with our new offices in New York City and Hammersmith, UK was another contributor to the overall increase. We believe our investments in research and development position us to capitalize on the opportunities we see in our markets.
Sales and marketing expenses. Sales and marketing expenses increased $11.4 million, or 32.7%, to $46.2 million for the nine months ended September 30, 2013 from $34.8 million for the same period in 2012. The increase was primarily due to higher personnel-related costs of $9.5 million, driven by higher sales commission expense as a result of higher revenue versus a year ago. In addition, we continued to increase our staffing levels in association with the expansion of the reach and capability of our global sales organization in support of our overall growth initiatives. Sales and marketing expenses were also impacted by higher stock-based compensation expenses associated with our equity awards granted in prior and current years, higher professional fees, and higher travel-related costs.

General and administrative expenses. General and administrative expenses increased $14.1 million, or 49.9%, to $42.3 million for the nine months ended September 30, 2013 from $28.2 million for the same period in 2012. The increase was primarily due to higher personnel-related costs of $11.3 million, particularly higher stock-based compensation costs of $7.4 million as a result of our equity awards granted to our executives and employees in prior and current years. Higher personnel-related costs were also the result of increased staffing levels versus a year ago. The increase in general and administrative expenses was also driven by an $0.8 million one-time charge associated with certain non income-related taxes in the current year. Higher rent expense associated with our new offices in New York City and Hammersmith, UK and higher travel-related costs also impacted expenses.
Income Tax Expense
Income tax expense remained flat at $7.3 million for the nine months ended September 30, 2013, primarily due to higher pre-tax book income offset by a lower effective tax rate as compared with prior year. A lower effective tax rate of 31% versus 39% a year ago was driven by federal and state research and development tax credits, partially offset by limits on deductible executive compensation under Section 162(m) of the Internal Revenue Code. With regard to research and development tax credits, we recognized a one-time catch-up tax benefit of $1.2 million associated with the 2012 tax year in the first quarter of 2013 as a result of the American Taxpayer Relief Act of 2012, or ATRA, which was signed into law in January 2013. ATRA reinstated the research and development tax credit retroactively from January 1, 2012 to December 31, 2013.
Liquidity and Capital Resources
Our principal sources of liquidity were cash, cash equivalents and marketable securities of $428.0 million at September 30, 2013 and $122.6 million at December 31, 2012. Cash and cash equivalents increased $159.0 million during the first nine months of 2013 primarily impacted by proceeds from issuance of convertible senior notes, increased billings from our strong sales activities and collections from our accounts receivable, partially offset by net purchases of marketable securities. We manage our cash equivalents and marketable securities as a single investment portfolio that is intended to be available to meet our current cash requirements. Cash equivalents substantially consist of investment in money market funds and certain commercial paper with maturities of three months or less at purchase. Marketable securities, which we classify as available-for-sale securities, primarily consist of high quality commercial paper, corporate bonds, and U.S. government debt obligations. Marketable securities with remaining effective maturities of twelve months or less from the balance sheet date are classified as short-term; otherwise, they are classified as long-term on the consolidated balance sheet.
In August 2013, we issued $287.5 million of 1.00% convertible senior notes which will mature on August 1, 2018 unless earlier repurchased or converted. Upon conversion, we will deliver to the holders of the Notes either cash, shares of our common stock, or a combination thereof, at our election. As of September 30, 2013, the Notes are not convertible and are classified as long term liabilities in our condensed consolidated financial statements. For further information, see Note 6, “Debt,” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Our senior secured credit facility, as amended, or the Credit Facility, including a $10.0 million revolving line of credit, which was entered into in September 2008 matured on September 30, 2013. We were in compliance with all covenants under the Credit Facility, and the revolving line of credit remained undrawn throughout the entire term. We have decided not to renew our Credit Facility.
We believe that our cash flows from operations, existing cash and cash equivalents and highly liquid marketable securities will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for the foreseeable future. For the remainder of 2013, we expect to make approximately $20 to $22 million in capital expenditures, primarily related to leasehold improvements in our new corporate headquarters in New York City. We also plan to enhance our infrastructure and increase the capacity in our Houston data center, as well as to enhance our computer equipment across various corporate functions. We expect to acquire out capital equipment through purchases as opposed to capital lease arrangements.
Cash Flows Provided By Operating Activities
Cash flows provided by operating activities during the nine months ended September 30, 2013 were $49.5 million, which consisted primarily of net income of $16.1 million, non-cash adjustments, including stock-based compensation of $19.4 million, depreciation and amortization of $4.9 million and deferred income taxes of $3.0 million, partially offset by excess tax benefit associated with equity awards of $4.4 million, as well as changes in working capital. The change in working capital includes increases in accrued expenses and other of $4.9 million and other assets of $1.9 million, and a decrease in accounts receivable of $1.6 million. The fluctuation in accounts receivable was primarily due to our strong customer collections and higher billing activities.
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
Cash Flows Provided by Investing Activities
Cash flows used in investing activities during the nine months ended September 30, 2013 were $170.8 million, which was related to $239.4 million in purchases of marketable securities, $18.9 million in capital expenditures, and net increase in restricted cash of $3.7 million, partially offset by $91.2 million in proceeds from sale and maturity of marketable securities. For the nine months ended September 30, 2013, we did not acquire any furniture, fixtures, and equipment through capital lease arrangements.
Cash flows used in investing activities during the nine months ended September 30, 2012 were $28.7 million, which was related to $84.8 million in purchases of marketable securities and $3.9 million in purchases of furniture, fixtures and equipment, partially offset by $60.0 million in proceeds from sale and maturity of marketable securities. For the nine months ended September 30, 2012, we acquired an insignificant amount of equipment through capital lease arrangements.
Cash Flows Provided by Financing Activities
Cash flows provided by financing activities during the nine months ended September 30, 2013 were $280.4 million, which was primarily due to $287.5 million in proceeds from issuance of convertible senior notes, $7.8 million in proceeds from stock option exercises, and $4.4 million of excess tax benefit realized from equity awards, partially offset by $10.7 million relating to the acquisition of treasury stock in connection with the vesting of RSAs and $8.1 million in payments of issue costs associated with convertible senior notes.
Cash flows provided by financing activities during the nine months ended September 30, 2012 were $4.1 million, which was primarily due to $7.0 million in proceeds from stock option exercises and $1.0 million of excess tax benefit realized from equity awards, partially offset by $3.4 million relating to the acquisition of treasury stock in connection with the vesting of RSAs, $0.1 million of capital lease principal payments, and $0.3 million in acquisition-related earn-out payments.
Contractual Obligations, Commitments and Contingencies
The following table of our material contractual obligations as of September 30, 2013 summarizes the aggregate effect that our contractual obligations, commitments, and contingencies are expected to have on our cash flows in the periods indicated (in thousands):

	Payments Due by Period
	Total	Remainder of 2013	2014 - 2015	2016 - 2017	2018 and later
Contractual Obligations:
1.00% convertible senior notes	$287,500	$—	$—	$—	$287,500
Interest payments on convertible senior notes	14,295	—	5,670	5,750	2,875
Operating lease obligations	91,797	1,388	16,387	17,643	56,379
Capital lease obligations	117	15	102	—	—
Contingent consideration obligations	1,040	—	1,040	—	—
Letters of credit	3,887	3,887	—	—	—
Total	$398,636	$5,290	$23,199	$23,393	$346,754

Convertible Senior Notes
In August 2013, we issued at par value $287.5 million of 1.00% convertible senior notes. Interest is payable semi-annually in arrears on August 1 and February 1 of each year, beginning on February 1, 2014. The Notes mature on August 1, 2018 unless repurchased or converted in accordance with their terms prior to such date. The initial conversion rate is 8.6143 shares of our common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $116.09 per share of common stock. We intend to use the net proceeds from the offering for working capital and other general corporate purposes, including possible acquisitions of, or investments in, businesses, technologies, or products complementary to our business. See Note 6, “Debt,” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Operating Lease Obligations
In September 2013, we entered into a new lease agreement for our existing Houston office and data center. Pursuant to the lease agreement, the lease has a term of approximately seven years that will commence on November 1, 2013. The new lease will provide us with approximately 3,600 square feet of additional office space. The annual rent under the new lease including escalations is approximately $0.5 million per year for the duration of the lease.
In September 2013, we entered into a lease agreement for a new office in Tokyo, Japan to replace our existing Japan office space. Pursuant to the lease agreement, the lease has a term of ten years that will commence on November 1, 2013. The new lease will provide us with approximately 7,000 square feet of additional office space. The annual rent under the new lease is approximately $1.8 million per year for the duration of the lease.
Letters of Credit
We had several outstanding letters of credit as of September 30, 2013 in the total amount of $3.9 million. These standby letters of credit were previously collateralized with our restricted cash and revolving line of credit under our Credit Facility. Upon the expiration of our Credit Facility on September 30, 2013, we began to use our restricted cash to fully collateralize all of these standby letters of credit.
Other than stated above, there was no material change in our contractual obligations during the first nine months of 2013.
Legal Matters
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

Effects of Recently Issued Accounting Standards
In June 2011, the Financial Accounting Standards Board, or FASB, issued ASU No. 2011-05, Presentation of Comprehensive Income, which removes the presentation options contained in ASC 220, Comprehensive Income, and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the format of statement of operations used today, and the second statement would include components of other comprehensive income. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to defer indefinitely the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of ASU No. 2011-05 are effective for interim and annual periods beginning after December 15, 2011, and must be applied retrospectively for all periods presented in the financial statements. We adopted the applicable provisions of ASU No. 2011-05 on January 1, 2012. The adoption did not have a material impact on our consolidated financial statements other than a change in their presentation. In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which supersedes and replaces the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU No. 2011-05 and ASU No. 2011-12. ASU No. 2013-02 is effective for reporting periods beginning after December 15, 2012. We adopted ASU No. 2013-02 on January 1, 2013 and the adoption did not have a material impact on our consolidated financial statements.
In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU amends ASC 740, Income Taxes, to require that an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward; to the extent that a net operating loss carry forward, a similar tax loss, or a tax credit carryforward does not exist at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and not combined with deferred tax assets. ASU No. 2013-11 is effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted. The adoption is not expected to have a material impact on our consolidated financial statements.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
We had unrestricted cash and cash equivalents totaling $191.6 million at September 30, 2013. The majority of our cash equivalents is invested in money market funds and certain commercial paper with maturities of three months or less at purchase. We also had investments in marketable securities, which we classify as available-for-sale securities, totaling $236.3 million at September 30, 2013. Substantially all of our marketable securities are fixed income securities, which primarily consist of high quality commercial paper, corporate bonds, and U.S. government debt obligations. The unrestricted cash and cash equivalents as well as marketable securities are held for working capital purposes. We manage our cash equivalents and marketable securities as a single investment portfolio that is intended to be available to meet our current cash requirements. We do not enter into investments for trading or speculative purposes. Due to the short-term nature and high credit ratings of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.
Market Risk
In August 2013, we issued $287.5 million of 1.00% convertible senior notes which will mature on August 1, 2018 unless earlier repurchased or converted. The Notes have a fixed annual interest rate of 1.00% and we therefore do not have economic interest rate exposure related to the Notes. However, the value of the Notes is exposed to interest rate risk. In general, the market value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. The Notes may also be affected by the volatility of our common stock price. As of September 30, 2013, the estimated fair value of the Notes was approximately $319.5 million.
Exchange Rate Sensitivity
We have two separate exposures to currency fluctuation risk: subsidiaries outside the United States that use a foreign currency as their functional currency that are translated into U.S. dollars for consolidation and non-U.S. dollar-invoiced revenues.
Changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency are translated into U.S. dollars and result in cumulative translation adjustments, which are included in accumulated other comprehensive loss. We have translation exposure to various foreign currencies, including the Euro, British Pound Sterling and Japanese Yen. The potential translation loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to an estimated $1.5 million for the nine months ended September 30, 2013.
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
Fair Value of Financial Instruments
ASC 825-10, Financial Instruments, requires disclosure about fair value of financial instruments. The carrying amounts of our financial instruments, which consist of cash and cash equivalents, receivables, accounts payable and accrued liabilities, approximate fair value because of the short maturity of these instruments. Fair values of marketable securities are based on unadjusted quoted market prices or pricing models using current market data that are observable either directly or indirectly. The fair value of contingent consideration is determined based on the likelihood of contingent earn-out payments. The disclosure of fair value of convertible senior notes is based on a recent quoted bid price. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2013, an evaluation was performed with the participation of our Disclosure Committee and our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon such evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2013.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.        Legal Proceedings
See Note 11, “Commitments and Contingencies – Legal Matters,” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of current legal proceedings.

Item 1A.    Risk Factors
Our Annual Report on Form 10-K for the year ended December 31, 2012 contains detailed discussions of certain risk factors that could materially adversely affect our business, operating results, or financial condition. The following risk factors, related to our convertible note offering completed in August 2013, supplement and should be read in conjunction with those addressed in the Form 10-K.
We have indebtedness in the form of convertible senior notes, which could adversely affect our liquidity and impede our ability to raise additional capital.
In August, 2013, we completed an offering of $287.5 million aggregate principal amount of 1.00% convertible senior notes due August 1, 2018 (the "Notes"). As a result of the Notes offering, we incurred $287.5 million principal amount of indebtedness, the principal amount of which we may be required to pay at maturity in 2018, or, upon the occurrence of a make-whole fundamental change (as defined in the indenture). There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all. In addition, this indebtedness could, among other things:

•	make it difficult for us to pay other obligations;

•
make it difficult to obtain favorable terms for any necessary future financing for working capital, capital expenditures, debt services requirements, acquisitions and investments and other general corporate purposes;

•	require us to dedicate a substantial portion of our cash flow from operations to service the indebtedness, reducing the amount of cash flow available for other purposes; and

•	limit our flexibility in planning for and reacting to change in our business.
Conversion of our Notes may affect the price of our common stock and the value of the Notes.
The conversion of some or all of our Notes may dilute the ownership interest of existing stockholders to the extent we deliver shares of common stock upon conversion. Holders of the outstanding notes will be able to convert them only upon the satisfaction of certain conditions prior to February 1, 2018. Upon conversion, holders of the Notes will receive cash, shares of common stock or a combination of cash and shares of common stock, at our election. Any sales in the public market of shares of common stock issued upon conversion of the Notes could decrease the trading price of our common stock and the value of the Notes.
The conversion provisions of our Notes require us to deliver cash and, in certain circumstances, common stock upon conversion and could dilute the ownership interests of stockholders.
Upon any conversion of the Notes, we intend to make cash payments up to the principal amount of any converted Notes. Additionally, our basic earnings per share would be expected to decrease to the extent we are required to issue shares upon conversion because such underlying shares would be included in the basic earnings per share calculation and the conversion would result in dilution to our stockholders. Any new issuance of equity securities, including the issuance of shares upon the conversion of the Notes, could dilute the interests of our then-existing stockholders, including holders who receive shares upon conversion of their Notes.

Item 2.         Unregistered Sale of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
Information relating to the issuance of the Notes was provided in Current Report on Form 8-K dated August 6, 2013.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
From time to time, we grant RSAs to our employees pursuant to the terms of our Amended 2009 Long-Term Incentive Plan, or 2009 Plan. Under the provisions of our 2009 Plan, the plan participants are allowed to cover their income tax withholding obligation through net shares upon the vesting of their restricted shares. On the date of vesting of restricted shares, we determine the number of vested shares to be withheld based on their fair value at closing price of our common stock on the vesting date, which equals to the amount of plan participants’ income tax withholding obligation.

A summary of our repurchases of shares of our common stock for the three months ended September 30, 2013 was as follows:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs
July 1 – July 31, 2013	3,559	$79.48	—	—
August 1 – August 31, 2013	48	88.18	—	—
September 1– September 30, 2013	—	—	—	—
Total	3,607	$79.60	—	—

(1)	Represents the number of shares acquired as payment by employees of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under our 2009 Plan.

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

MEDIDATA SOLUTIONS, INC.

By:	/s/ CORY DOUGLAS
Cory Douglas Chief Financial Officer (Principal Financial and Chief Accounting Officer)
Date: November 1, 2013

EXHIBIT INDEX

Exhibit No.	Description
4.1
Indenture, dated as of August 12, 2013, between Medidata Solutions, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 6, 2013).

4.2	Form of 1.00% Convertible Senior Notes due 2018 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 6, 2013).

31.1*	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act.

31.2*	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act.

32.1**	Certification of CEO pursuant to Rules 13a-14(b) or 15d-14(b) under the Exchange Act and 18 U.S.C. 1350.

32.2**	Certification of CFO pursuant to Rules 13a-14(b) or 15d-14(b) under the Exchange Act and 18 U.S.C. 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.