Form 10-Q
period 2014-06-30
Medidata Solutions, Inc.
filed 2014-08-07
CIK 1453814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
As of July 31, 2014, the registrant had 54,033,074 shares of common stock outstanding.

MEDIDATA SOLUTIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

- i -

PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)

MEDIDATA SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2014	December 31, 2013
	(Amounts in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$35,192	$22,328
Marketable securities	183,000	218,892
Accounts receivable, net of allowance for doubtful accounts of $1,231 and $1,055, respectively	61,971	45,534
Prepaid commission expense	3,495	3,615
Prepaid expenses and other current assets	14,440	13,511
Deferred income taxes	669	665
Total current assets	298,767	304,545
Restricted cash	5,118	5,118
Marketable securities – long-term	200,283	195,105
Furniture, fixtures and equipment, net	41,237	41,229
Goodwill	15,655	15,487
Intangible assets, net	650	904
Deferred income taxes – long-term	356	345
Other assets	9,161	10,620
Total assets	$571,227	$573,353
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,283	$7,524
Accrued payroll and other compensation	10,654	27,773
Accrued expenses and other	9,686	12,265
Deferred revenue	57,909	52,628
Total current liabilities	83,532	100,190
Noncurrent liabilities:
1.00% convertible senior notes, net	235,228	229,705
Deferred revenue, less current portion	440	1,430
Deferred tax liabilities	2,588	5,651
Other long-term liabilities	15,205	10,564
Total noncurrent liabilities	253,461	247,350
Total liabilities	336,993	347,540
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $0.01 per share; 100,000 shares authorized, 55,817 and 55,018 shares issued; 54,002 and 53,634 shares outstanding, respectively	558	550
Additional paid-in capital	273,664	248,336
Treasury stock, 1,815 and 1,384 shares, respectively	(44,513)	(26,414)
Accumulated other comprehensive income (loss)	504	(199)
Retained earnings	4,021	3,540
Total stockholders’ equity	234,234	225,813
Total liabilities and stockholders’ equity	$571,227	$573,353

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Amounts in thousands, except per share data)
Revenues
Subscription	$68,947	$56,346	$132,758	$106,998
Professional services	14,276	11,723	27,105	24,330
Total revenues	83,223	68,069	159,863	131,328
Cost of revenues (1)(2)
Subscription	11,221	8,949	22,307	17,974
Professional services	9,753	7,971	19,466	16,075
Total cost of revenues	20,974	16,920	41,773	34,049
Gross profit	62,249	51,149	118,090	97,279
Operating costs and expenses:
Research and development (1)	17,311	12,105	35,100	24,010
Sales and marketing (1)(2)	20,425	16,253	41,157	30,742
General and administrative (1)	17,373	13,955	34,419	26,599
Total operating costs and expenses	55,109	42,313	110,676	81,351
Operating income	7,140	8,836	7,414	15,928
Interest and other (expense) income:
Interest expense	(3,827)	(27)	(7,608)	(45)
Interest income	420	59	815	135
Other (expense) income, net	(28)	(10)	6	144
Total interest and other (expense) income, net	(3,435)	22	(6,787)	234
Income before income taxes	3,705	8,858	627	16,162
Provision for income taxes	1,409	3,752	146	5,356
Net income	$2,296	$5,106	$481	$10,806
Earnings per share:
Basic (3)	$0.04	$0.10	$0.01	$0.21
Diluted (3)	$0.04	$0.09	$0.01	$0.20
Weighted average common shares outstanding:
Basic (3)	52,457	50,850	52,284	50,546
Diluted (3)	54,828	53,488	54,998	53,056
(1)    Stock-based compensation expense included in cost of revenues and operating costs and expenses is as follows:

Cost of revenues	$1,027	$838	$2,099	$1,325
Research and development	817	627	1,729	1,085
Sales and marketing	1,060	1,722	3,411	2,944
General and administrative	5,726	3,937	11,090	6,975
Total stock-based compensation	$8,630	$7,124	$18,329	$12,329
(2)    Amortization of intangible assets included in cost of revenues and operating costs and expenses is as follows:

Cost of revenues	$111	$101	$219	$382
Sales and marketing	30	33	60	146
Total amortization of intangible assets	$141	$134	$279	$528
(3)    Prior period results have been adjusted to reflect the two-for-one stock split which was effected in the form of a stock dividend in December 2013.

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Amounts in thousands)
Net income	$2,296	$5,106	$481	$10,806
Other comprehensive income (loss):
Foreign currency translation adjustments	403	(29)	585	(1,015)
Unrealized gain (loss) on marketable securities	193	(21)	195	(33)
Other comprehensive income (loss):	596	(50)	780	(1,048)
Income tax (expense) benefit related to unrealized gain or loss on marketable securities	(76)	8	(77)	13
Other comprehensive income (loss), net of tax	520	(42)	703	(1,035)
Comprehensive income, net of tax	$2,816	$5,064	$1,184	$9,771

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:	(Amounts in thousands)
Net income	$481	$10,806
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,144	3,324
Stock-based compensation	18,329	12,329
Amortization of discounts or premiums on marketable securities	2,714	1,001
Deferred income taxes	(3,146)	3,883
Amortization of debt issuance costs	639	30
Amortization of debt discount	5,523	—
Excess tax benefit associated with equity awards	(2,648)	(997)
Contingent consideration adjustment	—	120
Provision for doubtful accounts	266	657
Changes in operating assets and liabilities:
Accounts receivable	(18,328)	3,274
Prepaid commission expense	657	(830)
Prepaid expenses and other current assets	1,018	1,153
Other assets	87	(78)
Accounts payable	2,476	(900)
Accrued payroll and other compensation	(7,134)	(2,338)
Accrued expenses and other	5,437	1,183
Deferred revenue	3,588	(4,140)
Other long-term liabilities	2,711	591
Net cash provided by operating activities	17,814	29,068
Cash flows from investing activities:
Purchases of furniture, fixtures and equipment	(11,602)	(6,761)
Purchases of available-for-sale securities	(113,019)	(78,255)
Proceeds from sale of available-for-sale securities	141,214	65,272
Decrease in restricted cash	226	388
Net cash provided by (used in) investing activities	16,819	(19,356)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,885	6,150
Proceeds from employee stock purchase plan	2,513	—
Excess tax benefit associated with equity awards	2,648	997
Payment of acquisition-related earn-out	(704)	(380)
Repayment of obligations under capital leases	(39)	(27)
Repayment of notes payable	(85)	(38)
Acquisition of treasury stock	(28,058)	(10,461)
Net cash used in financing activities	(21,840)	(3,759)

Effect of exchange rate changes on cash and cash equivalents	71	(76)
Net increase in cash and cash equivalents	12,864	5,877
Cash and cash equivalents – Beginning of period	22,328	32,683
Cash and cash equivalents – End of period	$35,192	$38,560

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (Unaudited)

	Six Months Ended June 30,
	2014	2013
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,350	$15
Income taxes	$296	$984

Noncash activities:
Furniture, fixtures, and equipment acquired but not yet paid for at period-end	$1,549	$1,511
Issuance of notes payable in connection with acquisition-related earn-out payments	$97	$341

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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Except to the extent updated or described below, the Company’s significant accounting policies as of June 30, 2014 are the same as those at December 31, 2013, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 24, 2014.
Basis of Presentation — The accompanying interim condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013, the condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013, the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2014 and 2013, and the condensed consolidated statements of cash flows for the six months ended June 30, 2014 and 2013 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the SEC for interim financial reporting. Accordingly, certain information and footnote disclosures have been condensed or omitted pursuant to SEC rules that would ordinarily be required by GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto for the fiscal year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2014.
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments consisting of normal recurring accruals considered necessary to present fairly the Company’s financial position as of June 30, 2014, results of its operations for the three and six months ended June 30, 2014 and 2013, comprehensive income for the three and six months ended June 30, 2014 and 2013, and cash flows for the six months ended June 30, 2014 and 2013. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.
All share and per share data for all periods presented herein reflect the impact of a two-for-one stock split which was effected in the form of a stock dividend in December 2013.
Stock-Based Compensation — The Company follows Accounting Standards Codification ("ASC") 718, Compensation—Stock Compensation to account for all of its stock-based compensation plans.
The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes pricing model. The Company uses stock price volatility of its publicly-traded stock as a basis for determining the expected volatility. Management believes this is the best estimate of the expected volatility over the weighted-average expected life of its option grants. As the Company does not have sufficient historical exercise data in the period since its stock began being publicly traded to provide a reasonable basis upon which to estimate the expected life, the Company uses the simplified method as permitted under SEC Staff Accounting Bulletin Topic 14 for estimating the expected life of options as all of its options qualify as "plain-vanilla" options. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of the option grant with a maturity tied to the expected life of the options. No dividends are expected to be declared by the Company at this time. Compensation expense for stock options is recognized, net of estimated forfeitures, on a straight-line basis over the vesting period.
The fair value of each nonvested restricted stock award ("RSA") is measured as if the nonvested RSA was vested and issued on the grant date. Compensation expense for RSAs is recognized, net of estimated forfeitures, on a straight-line basis over the vesting period.
The fair value of each performance-based restricted stock unit ("PBRSU") whose vesting is dependent on the achievement of a market price target, or a "market condition," is estimated based upon the results of a Monte Carlo valuation model as of the grant date in accordance with accounting guidelines. Compensation expense related to PBRSUs with a market condition is recognized, net of estimated forfeitures, on a straight-line basis over the vesting period. Conversely, the fair value of each PBRSU whose vesting is dependent on the satisfaction of a performance target, or a "performance condition," is measured as if the PBRSU was vested and issued on the grant date and adjusted in each reporting period for expected performance relative to the associated goals. Compensation expense related to PBRSUs with a performance condition is recognized when it is probable that the condition will be achieved, net of estimated forfeitures, on a straight-line basis over the vesting period. The compensation expense ultimately recognized will equal the grant date fair value for the number of shares for which the performance condition has been satisfied.
The fair value of each employee stock purchase plan ("ESPP") share is estimated using the Black-Scholes pricing model. The Company uses stock price volatility of its publicly-traded stock as a basis for determining the expected volatility. Management

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
Accounts Receivable — Accounts receivable are recorded at original invoice amount less an allowance that management believes will be adequate to absorb estimated losses on existing accounts receivable. The allowance is based on an evaluation of the collectability of accounts receivable and prior bad debt experience. Accounts receivable are written off when deemed uncollectible. Unbilled receivables consist of revenue recognized in excess of billings, substantially all of which is expected to be billed and collected within one year. As of June 30, 2014 and December 31, 2013, unbilled accounts receivable of $11.4 million and $9.5 million, respectively, are included in accounts receivable on the Company's consolidated balance sheets.
Segment Information — As defined by ASC 280, Segment Reporting, the Company operates as a single segment, as the chief operating decision maker makes operating decisions and assesses performance based on a single operating unit. The Company recorded revenues in the following geographic areas for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
United States of America	$61,108	$48,706	$116,897	$93,560
Japan	7,617	8,071	15,574	15,904
Switzerland	3,955	3,048	7,969	5,969
Other	10,543	8,244	19,423	15,895
Total	$83,223	$68,069	$159,863	$131,328
Revenues by geographic area are presented based upon the country in which revenues were generated. No individual country other than the United States, Japan and Switzerland represented 5% or more of net revenues for any of the periods presented.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes long-term assets by geographic area as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Long-term assets:
United States of America	$257,702	$254,453
United Kingdom	9,526	10,041
Japan	5,232	4,314
Total	$272,460	$268,808
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. This ASU provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating the impact of adopting the new accounting standard on its consolidated financial statements, which will be effective for the Company beginning January 1, 2017.
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
Subsequent to the second quarter of 2014, the Company filed its Fifth Amended and Restated Certificate of Incorporation on July 31, 2014, to increase the number of authorized shares of its common stock from 100 million to a total of 200 million, as approved at the Company’s May 2014 annual meeting of stockholders.
Treasury Stock — From time to time, the Company grants nonvested RSAs and PBRSUs to its employees pursuant to the terms of the 2009 Long-Term Incentive Plan (the “2009 Plan”). Under the provisions of the 2009 Plan, the plan participants are allowed to cover their income tax withholding obligation through net shares upon the vesting of their RSAs or PBRSUs. On the date of vesting, the Company determines the number of shares to be withheld based on their fair value at the closing price of the Company’s common stock on the vesting date, in order to equal the amount of the plan participant's income tax withholding obligation. Those withheld shares are then held in the Company’s treasury stock at cost for future reissuance. During the six months ended June 30, 2014, the Company withheld 389,969 shares at an average price of $46.41 in connection with the vesting of its RSAs and PBRSUs.
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

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table provides the Company’s marketable securities by security type as of June 30, 2014 and December 31, 2013 (in thousands):

	As of June 30, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper and corporate bonds	$371,160	$276	$(154)	$371,282
U.S. government agency debt securities	12,000	1	—	12,001
Total	$383,160	$277	$(154)	$383,283

	As of December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper and corporate bonds	$378,135	$122	$(196)	$378,061
U.S. government agency debt securities	35,934	3	(1)	35,936
Total	$414,069	$125	$(197)	$413,997
Contractual maturities of the Company’s marketable securities as of June 30, 2014 and December 31, 2013 are summarized as follows (in thousands):

	As of June 30, 2014		As of December 31, 2013
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in one year or less	$182,898	$183,000	$218,941	$218,892
Due in one to five years	200,262	200,283	195,128	195,105
Total	$383,160	$383,283	$414,069	$413,997
The following table provides the fair market value and the gross unrealized losses of the Company’s marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by security type as of June 30, 2014 and December 31, 2013 (in thousands):

	In Loss Position for Less than 12 Months
	As of June 30, 2014		As of December 31, 2013
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper and corporate bonds	$139,249	$(154)	$241,381	$(196)
U.S. government agency debt securities	—	—	10,910	(1)
Total	139,249	(154)	252,291	(197)
None of the Company’s marketable securities has been in a continuous unrealized loss position for more than twelve months as of June 30, 2014 and December 31, 2013.
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
As the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, the Company has determined that the gross unrealized losses on such investments at June 30, 2014 are temporary in nature. Accordingly, the Company did not consider its investments in marketable securities to be other-than-temporarily impaired as of June 30, 2014.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the three and six months ended June 30, 2014, the Company recorded an insignificant amount of net realized gain from the sale of marketable securities. No realized gain or loss was recorded during the three and six months ended June 30, 2013.
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
Financial assets (excluding cash balances) measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 are summarized as follows (in thousands):

	As of June 30, 2014				As of December 31, 2013
	Fair Value Measurement Using				Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$4,570	$—	$—	$4,570	$751	$—	$—	$751
Total cash equivalents	4,570	—	—	4,570	751	—	—	751
Commercial paper and corporate bonds	—	371,282	—	371,282	—	378,061	—	378,061
U.S. government agency debt securities	—	12,001	—	12,001	—	35,936	—	35,936
Total marketable securities	—	383,283	—	383,283	—	413,997	—	413,997
Total financial assets	$4,570	$383,283	$—	$387,853	$751	$413,997	—	$414,748
The Company’s financial assets that are measured at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy. Investments in money market funds have been classified as Level 1 since these securities are valued based upon $1.00 net asset value per share or unadjusted quoted prices in active markets. Investments in commercial paper, corporate bonds, and U.S. government agency debt securities have been classified as Level 2 since these securities are valued based on quoted prices in less active markets or significant inputs which are directly or indirectly observable. The valuation techniques used to measure the fair values of corporate bonds and U.S. government agency debt securities were derived from the inputs of market prices from multiple sources at each reporting period. The fair value was then determined based on a consensus price or a weighted average price for each security. For the remaining financial assets classified as Level 2, substantially all of the securities had a short maturity within one year and high credit ratings. Therefore, the valuation techniques used to measure the fair values were primarily derived from accretion of purchase price to its face value over the term of maturity or quoted market prices for similar instruments if available. During the six months ended June 30, 2014, there were no transfers of financial assets between Level 1 and Level 2.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The carrying amounts of all other current financial assets and current financial liabilities reflected in the consolidated balance sheets approximate fair value due to their short-term nature. The Company does not have non-financial assets or liabilities that have been measured at fair value on a nonrecurring basis as of June 30, 2014.
6. GOODWILL AND INTANGIBLE ASSETS
The change in the carrying amount of goodwill during the six months ended June 30, 2014 is as follows (in thousands):

Balance as of January 1, 2014	$15,487
Foreign currency translation adjustments	168
Balance as of June 30, 2014	$15,655
Intangible assets are summarized as follows (in thousands):

	As of June 30, 2014			As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$4,186	$(3,739)	$447	$4,129	$(3,481)	$648
Customer relationships	2,089	(1,886)	203	2,074	(1,818)	256
Total	$6,275	$(5,625)	$650	$6,203	$(5,299)	$904
Annual amortization for the next five years is expected to be as follows (in thousands):

Remainder of year ending December 31, 2014	$284
Years ending December 31,
2015	297
2016	49
2017	20
2018	—
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

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
As of June 30, 2014, the remaining unamortized debt issuance costs related to the Notes were $5.2 million, included in other assets on the Company's consolidated balance sheets.
The components of the Notes are summarized as follows (in thousands):

	June 30, 2014	December 31, 2013
Equity component, net of equity issue costs	$60,222	$60,222
Liability component:
Principal	287,500	287,500
Less: unamortized debt discount	(52,272)	(57,795)
Net carrying amount	$235,228	$229,705
The Notes are carried at face value less any unamortized discount, but require a disclosure of an estimate of fair value. As of June 30, 2014 and December 31, 2013, the estimated fair value of the Notes was $307.3 million and $365.1 million, respectively, which the Company considers to be a Level 2 measurement because it is based upon a recent quoted bid price for the Notes, reflecting market activity in a less than active market. As of June 30, 2014, the Notes are not convertible. Based on the closing price of the Company's common stock on June 30, 2014 of $42.81, which is less than the Notes' initial conversion price of $58.05, the if-converted value of the Notes was less than their principal amount.
As of June 30, 2014, the remaining life of the Notes is approximately 49 months.
The following table sets forth total interest expense recognized related to the Notes for the three and six months ended June 30, 2014 (in thousands except percentages):

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Contractual interest expense	$719	$1,430
Amortization of debt issuance costs	320	639
Amortization of debt discount	2,782	5,523
Total	$3,821	$7,592

Effective interest rate		6.5%

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8. STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation in accordance with ASC 718, Compensation — Stock Compensation. For the three and six months ended June 30, 2014 and 2013, the components of stock-based compensation expense are summarized in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock options	$1,245	$1,056	$2,459	$2,018
Restricted stock awards	3,307	5,401	6,476	8,583
Performance-based restricted stock units	3,700	667	8,450	1,728
Employee stock purchase plan	378	—	944	—
Total stock-based compensation	$8,630	$7,124	$18,329	$12,329
Stock Options
The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Expected volatility	44%	42%	43%	42%
Expected life	6 years	6 years	6 years	6 years
Risk-free interest rate	1.86%	1.03%	1.80%	1.03%
Dividend yield	—	—	—	—
The following table summarizes the activity under the stock option plans as of June 30, 2014, and changes during the six months then ended (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	2,670	$16.00
Granted	105	52.38
Exercised	(186)	10.11
Forfeited	(33)	27.88
Expired	—	—
Outstanding at June 30, 2014	2,556	$17.77	6.94	$66,801
Exercisable at June 30, 2014	1,477	$10.25	5.88	$48,076
Vested and expected to vest at June 30, 2014	2,511	$17.42	6.91	$66,340
The weighted-average grant-date fair value of stock options granted during the three months ended June 30, 2014 and 2013 was $17.10 and $28.06, respectively. The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2014 and 2013 was $22.64 and $28.06, respectively. The total intrinsic value of stock options exercised during the three months ended June 30, 2014 and 2013 was $1.7 million and $14.0 million, respectively. The total intrinsic value of stock options exercised during the six months ended June 30, 2014 and 2013 was $8.5 million and $18.3 million, respectively. As of June 30, 2014, there was a total of $12.0 million of unrecognized compensation cost related to all non-vested stock options granted, as recorded in accordance with ASC 718. This cost is expected to be recognized over a weighted-average remaining period of 2.38 years. The total fair value of stock options vested during the three months ended June 30, 2014 and 2013 was $1.4 million and $1.0 million, respectively. The total fair value of stock options vested during the six months ended June 30, 2014 and 2013 was $2.1 million and $2.0 million, respectively.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Restricted Stock Awards
The following table summarizes the status of the Company’s nonvested RSAs as of June 30, 2014, and changes during the six months then ended (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2014	1,672	$18.06
Granted	318	52.37
Vested	(674)	14.33
Forfeited	(41)	20.35
Nonvested at June 30, 2014	1,275	$28.51
As of June 30, 2014, there was a total of $32.4 million of unrecognized compensation cost related to all nonvested RSAs granted, as recorded in accordance with ASC 718. This cost is expected to be recognized over a weighted-average remaining period of 2.44 years. The total fair value of RSAs vested during the three months ended June 30, 2014 and 2013 was $19.8 million and $25.2 million, respectively. The total fair value of RSAs vested during the six months ended June 30, 2014 and 2013 was $28.2 million and $25.5 million, respectively.
Performance-Based Restricted Stock Units
During the first quarter of 2014, the Company granted PBRSUs to certain employees including executives. Of the number of PBRSUs granted, which assumes performance at 100% of targeted levels, (1) 149 thousand PBRSUs ("2014 Revenue PBRSUs") have performance conditions based on revenue for the year ending December 31, 2014 relative to the Company's revenue guidance and a minimum profitability condition, vesting annually over three years commencing on the first anniversary of the grant date, with the number of PBRSUs ultimately earned ranging from zero to 200% of the target; and (2) 74 thousand PBRSUs ("2014 TSR PBRSUs") have market conditions based on the Company's total stockholder return ("TSR") relative to that of the NASDAQ Composite Index for the year ending December 31, 2014, vesting annually over three years commencing on the first anniversary of the grant date, with the number of PBRSUs ultimately earned ranging from zero to 200% of the target. The Company also granted an insignificant number of other PBRSUs with performance conditions based on achievement of certain predetermined objectives.
The fair value of each TSR PBRSU is estimated as of the date of grant based upon evaluation of expected performance relative to the associated market condition using a Monte Carlo valuation model with the following weighted-average assumptions:

	2014 TSR PBRSUs	2013 TSR PBRSUs
Expected volatility - Medidata	52%	39%
Expected volatility - NASDAQ Composite Index	13%	15%
Expected life	0.89 years	1.00 year
Risk-free interest rate	0.12%	0.16%
Dividend yield	—	—
The following table summarizes the status of the Company’s PBRSUs based upon expected performance as of June 30, 2014, and changes during the six months then ended (in thousands, except per share data):

	Revenue	TSR	Long-Term	Other	Total Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2014	454	227	1,012	9	1,702	$29.18
Granted (based on performance at 100% of targeted levels)	149	74	—	5	228	54.01
Adjustment related to expected performance	—	—	—	(5)	(5)	67.01
Vested	(152)	(75)	—	—	(227)	26.33
Forfeited	(7)	(4)	(57)	—	(68)	47.58
Nonvested at June 30, 2014	444	222	955	9	1,630	$32.17
As of June 30, 2014, there was a total of $33.7 million of unrecognized compensation cost related to all nonvested PBRSUs, as recorded in accordance with ASC 718. This cost is expected to be recognized over a weighted-average remaining period of 1.72

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

years. There were no PBRSUs vested during the three months ended June 30, 2014 and 2013. The total fair value of PBRSUs vested during the six months ended June 30, 2014 and 2013 was $13.3 million and none, respectively.
Employee Stock Purchase Plan
The Company adopted the Amended and Restated 2014 Employee Stock Purchase Plan (the "2014 ESPP"), which became effective as of January 1, 2014 based upon the approval obtained from the Company's stockholders at the 2014 Annual Meeting of Stockholders. The ESPP allows eligible employees to purchase shares of the Company's common stock at a discount though payroll deductions, and consists of a 24-month offering period with four six-month purchase periods in each offering period. Employees purchase shares at the lesser of (1) 85% of the fair market value (“FMV”) per share on the first day of the offering period, or (2) 85% of the FMV per share at the end of the relevant purchase period. As such, the ESPP is considered to be a compensatory plan under ASC 718. A total of 0.3 million shares of common stock is reserved for issuance under the ESPP.
The fair value of ESPP shares is estimated using the Black-Scholes pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Expected volatility	49%	—%	49%	—%
Expected life	1.22 years	0.00 years	1.22 years	0.00 years
Risk-free interest rate	0.21%	—%	0.21%	—%
Dividend yield	—	—	—	—
For the ESPP purchase period ended June 30, 2014 ("First Purchase Period"), 68.0 thousand shares of common stock were purchased at a weighted-average price of $36.39, resulting in cash proceeds of $2.5 million.
Based upon provisions set forth in the 2014 ESPP, the look-back purchase price for the offering period beginning January 1, 2014 ("First Offering Period") was reset since the FMV per share at the end of the First Purchase Period was lower than the stock price at the first day of the First Offering Period. As a result, the First Offering Period was canceled following the completion of the First Purchase Period and all participants in the First Offering Period have been automatically enrolled into a new 24-month offering period beginning July 1, 2014. Under ASC 718, the reset provision is accounted for as a Plan modification. The fair value of ESPP shares will be revalued based on assumptions on July 1, 2014 with unrecognized compensation cost adjusted accordingly.
As of June 30, 2014, there was $3.3 million in unrecognized compensation cost related to ESPP shares under the First Offering Period based upon pre-modified assumptions, as recorded in accordance with ASC 718. This cost is expected to be recognized over a weighted-average remaining period of 1.50 years.
9. ACCUMULATED OTHER COMPREHENSIVE INCOME
The changes in the balances of each component of accumulated other comprehensive income (loss) during the six months ended June 30, 2014 are as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) On Available-For-Sale Securities	Total
Balance as of January 1, 2014	$(127)	$(72)	$(199)
Other comprehensive income, net of tax	585	118	703
Balance as of June 30, 2014	$458	$46	$504
For the six months ended June 30, 2014, reclassifications of items from accumulated other comprehensive income (loss) to net income were insignificant.
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

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

All share and per share data for all periods presented reflect the impact of a two-for-one stock split which was effected in the form of a stock dividend in December 2013. A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2014 and 2013 are shown in the following table (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator
Net income	$2,296	$5,106	$481	$10,806
Denominator
Denominator for basic earnings per share:
Weighted average common shares outstanding	52,457	50,850	52,284	50,546
Denominator for diluted earnings per share:
Dilutive potential common shares:
Stock options	1,141	1,466	1,274	1,482
Restricted stock awards	567	956	721	904
Performance-based restricted stock units	663	216	717	124
Employee stock purchase plan	—	—	2	—
Weighted average common shares outstanding with assumed conversion	54,828	53,488	54,998	53,056
Basic earnings per share	$0.04	$0.10	$0.01	$0.21
Diluted earnings per share	$0.04	$0.09	$0.01	$0.20
Antidilutive common stock equivalents excluded from the calculation of dilutive earnings per share for the three and six months ended June 30, 2014 and 2013 are shown in the following table (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock options	417	112	289	64
Restricted stock awards	285	—	46	—
Performance-based restricted stock units	156	—	116	74
Employee stock purchase plan	266	—	—	—
Total	1,124	112	451	138
The effect of the Notes (see Note 9, "Debt") issued in August 2013, if any, will be reflected in diluted earnings per share using the treasury stock method as the Company intends to settle the principal amount of the Notes in cash upon conversion. During the three and six months ended June 30, 2014, the average price of the Company's stock was below the conversion price of the Notes; as a result the Notes were not dilutive for this period.
11. INCOME TAXES
The Company’s effective tax rate for the three and six months ended June 30, 2014 was 38% and 23%, respectively, and differed from the federal statutory rate of 35% primarily due to state and local income taxes, investment in U.S. property under Internal Revenue Code Section 956 and stock-based compensation, partially offset by the benefit associated with domestic production activities deduction.
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
The Company had approximately $4.1 million of gross unrecognized tax benefits as of December 31, 2013. For the three and six months ended June 30, 2014, there was no change relating to the Company’s tax positions. The Company’s 2012 federal income tax return is currently under examination by the IRS and it has yet to notify the Company if there are any issues related to this examination.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
On March 4, 2011, DataTrak International, Inc. ("DataTrak") filed a complaint for alleged patent infringement against the Company in DataTrak International v. Medidata Solutions, C.A. No. 1:11-cv-00458 in the U.S. District Court for the Northern District of Ohio. The complaint asserts infringement of U.S. Patent No. 7,464,087 (the “’087 Patent”), which claims a method and system for unifying data from a variety of sources. The complaint asserts that the Company infringes upon the patent owned without providing any details concerning the alleged infringement, and it seeks unspecified damages and injunctive relief. On October 28, 2011, the Company filed an application for ex parte reexamination of the ’087 Patent with the U.S. Patent and Trademark Office (the “PTO”). On December 16, 2011, the PTO issued a non-final rejection of the validity of all claims of the ’087 Patent. On the same date, the district court granted the Company’s motion to stay the case pending reexamination of the patent-in-suit. On April 6, 2012, the PTO issued its final office action rejecting all asserted claims of the ’087 Patent. In July 2012, DataTrak filed a notice of appeal to the Board of Patent Appeals and Interferences (the "BPAI"). The BPAI rendered a decision on March 4, 2014, affirming the rejection of some claims of the '087 Patent and reversing the rejection of other claims. The PTO issued a notice of intent to issue ex parte reexamination certificate on August 1, 2014, which confirms patentability of the remaining claims and closes the reexamination proceeding.
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
Change in Control Agreements — The Company has change in control agreements with its chief executive officer and certain other executive officers. These agreements provide for payments to be made to such officers upon involuntary termination of their employment by the Company without cause or by such officers for good reason as defined in the agreements, within a period of 2 years following a change in control. The agreements provide that, upon a qualifying termination event, such officers will be entitled to (a) a severance payment equal to the officer’s base salary plus target bonus amount; (b) continuation of health benefits for 12 months; and (c) immediate vesting of remaining unvested equity awards with service-based vesting conditions, unless otherwise specified in the equity award agreements.

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
Our customer base has grown from 219 at January 1, 2011 to 437 at June 30, 2014. Our relationships with some of these customers include multiple divisions and business units at various domestic and international locations. We generate revenues from sales to new clients as well as sales and renewals from our existing clients. Our global direct sales organization represents our primary source of sales, with an increasing volume of sales generated through our partnership with CROs. Our customer retention rate was 94.5% and 93.7% for the six months ended June 30, 2014 and 2013, respectively. We calculate customer retention based upon the number of clients that existed both at the beginning and end of the relevant period. Revenues from lost customers for the six months ended June 30, 2014 and 2013 accounted for 0.4% and 0.6%, respectively, of total prior year revenues. To calculate the impact of customers lost during the period, we consider the revenues recognized from lost customers during the most recent prior fiscal year as a percentage of total company revenues from the same period. Traditionally, we maintain a high percentage of customer retention and hence the revenue impact from lost customers is insignificant to our total revenues. We believe revenues from lost customers coupled with customer retention rate give the best sense of volume and scale of customer loss and retention. Our presentation of customer retention and revenues from lost customers may differ from other companies in our industry.
We manage our business as one reportable segment. We generate the majority of our revenues from sales to customers located in the United States. However, revenues generated from customers located in Europe and Asia (including Australia) represent a significant portion of overall revenues. For the three months ended June 30, 2014, revenues generated from customers located in Europe, or European revenues, increased 25% year over year and represented approximately 16% of total revenues as compared with 15% in the prior period. For the six months ended June 30, 2014, European revenues increased 23% year over year and represented approximately 15% of total revenues in both current and prior periods. For the three months ended June 30, 2014, revenues generated from customers located in Asia, or Asian revenues, increased slightly year over year and represented approximately 11% of total revenues as compared with 13% in the prior period. For the six months ended June 30, 2014, Asian revenues increased 3% year over year and represented approximately 11% of total revenues as compared with 13% in the prior period. We expect sales to customers in Europe and Asia to continue to represent a significant portion of total sales as we continue to serve existing and new clients in these markets.
We monitor subscription backlog as an indicator of the underlying health of our business. Our subscription backlog solely relates to our cloud-based offerings, representing the total future contract value of outstanding multi-study and single-study arrangements, billed and unbilled, at a point in time. Subscription revenues generated in any given period are a function of revenues recognized from the beginning of period subscription backlog, contract renewals, and new customer contracts. For this reason, subscription backlog at the beginning of any period is not necessarily indicative of long-term future performance. In addition, our subscription backlog does not include revenues associated with intra-year contract renewals. We monitor the amount of revenues expected to be recognized from subscription backlog over the current fiscal year while updating subscription backlog each quarter to indicate how much remains to be recognized within the year. As of January 1, 2014, we had full year subscription backlog of approximately $228 million. The remaining amount of revenue to be recognized from subscription backlog in the current year, or remaining subscription backlog, as of June 30, 2014 is approximately $133 million. Our presentation of backlog may differ from other companies in our industry.
We consider the global adoption of clinical development technologies to be essential to our future growth. Our future growth will also depend on our ability to sustain high levels of customer satisfaction and our ability to increase sales to existing clients. In addition, the market for our solutions is often characterized by rapid technological change and evolving regulatory standards. Our future growth is dependent on the successful development and introduction of new solutions and enhancements. To address these challenges, we will continue to expand our direct and indirect sales channels in domestic and international markets, pursue research and development as well as acquisition opportunities to expand and enhance our offerings, expand our marketing efforts, and drive platform adoption through our professional services offerings. Our success in these areas will depend upon our abilities to execute on our operational plans, interpret and respond to customer and regulatory requirements, and retain key staff.
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
Our professional services provide our clients with reliable, repeatable and cost-effective implementation and training in the use of our cloud-based solutions. We also offer strategic consulting services to advise clients on ways to optimize their clinical development process and maximize the value that our solutions bring to our clients' clinical research. Over the long term, we expect professional services revenues to decline slightly as a percentage of total revenues as our clients and partners become more adept at the management and configuration of our technology for their clinical trials as part of our knowledge transfer efforts.

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
General and Administrative. General and administrative expenses consist primarily of personnel and related expenses for executive, legal, facility, global learning and development, finance and human resources departments, including salaries, benefits, bonuses and stock-based compensation, professional fees, insurance premiums, allocated overhead and other corporate expenses. On an ongoing basis, we expect general and administrative expenses to increase modestly in absolute dollars as we continue to add administrative personnel and incur additional professional fees and other expenses resulting from continued investment in our infrastructure to support continued growth. Over the long term, we believe that general and administrative expenses as a percentage of total revenues will decrease.
Interest and Other Expense
Interest and other expense relates primarily to interest expense, including contractual interest expense and amortization of debt discount and issuance costs, on our 1.00% convertible senior notes (the "Notes") issued in August 2013. The Notes mature in August 2018 unless repurchased or converted in accordance with their terms prior to such date. The annualized effective rate of interest on the Notes is expected to be 6.5% to 6.6% throughout their term.
Income Tax Expense
We are subject to income tax in the United States as well as other tax jurisdictions in which we conduct business. In 2014, we expect that our effective income tax rate will be approximately 38%. We have U.S. federal and state net operating loss carryforwards, or NOLs, available to offset future taxable income, which do not fully expire until 2033 and are subject to limitations under Section 382 of the Internal Revenue Code. Historically, we have also had other tax credits, such as research and development tax credits, available to offset our taxable income. Given the expiration of the federal research and development tax credit at the end of 2013, we have not recognized a related tax benefit in our 2014 results to date, nor will we include such benefit in our 2014 estimated effective income tax rate, unless such tax credit is reinstated by Congress. Over the long term, we expect our overall income tax expense to increase in absolute dollars.
Critical Accounting Policies
Our condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Our critical accounting policies, including the assumptions and judgments underlying them, require the application of significant judgment in the preparation of our financial statements, and as a result they are subject to a greater degree of uncertainty. In applying these policies, we use our judgment to determine the appropriate assumptions to be used in calculating estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from those estimates. Our critical accounting policies consist of revenue recognition, stock-based compensation, goodwill and intangibles, convertible notes and income taxes. Except to the extent updated or described below, our critical accounting policies as of June 30, 2014 are the same as those at December 31, 2013, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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
For PBRSUs with market conditions, we determine volatility based upon the closing price of our publicly-traded stock and the closing price of the NASDAQ Composite Index as applicable. The risk-free interest rate is based on the United States Treasury yield curve with a maturity tied to the expected term of the PBRSU. We have not paid and do not expect to pay dividends on our common stock. Thus, no expected dividend yield is factored into our Monte Carlo valuation model.
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
The fair value of each ESPP share is estimated using the Black-Scholes pricing model, with similar inputs to those required for the valuation of stock options. We use stock price volatility of our publicly-traded stock as a basis for determining the expected volatility. The expected life of each ESPP share is equivalent to the time between the beginning of the offering period and the end of the related purchase period. The risk-free interest rate is based on the United States Treasury yield curve in effect at the beginning of the offering period with a maturity tied to the expected life of the ESPP share. No expected dividend yield is factored into the Black-Scholes pricing model as we do not expect to pay dividends on our common stock.
The use of different assumptions in our Black-Scholes or Monte Carlo valuation models would result in different amounts of stock-based compensation expense. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.
Results of Operations
We recognize revenues from subscriptions ratably over the terms of these arrangements. As a result, a substantial majority of our subscription revenues in each quarter are generated from arrangements entered into in prior periods. Consequently, an increase or a decrease in new subscription contracts in a particular quarter may not significantly affect results of operations in that quarter.

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
We now expect professional services revenues and related gross margins to be more reflective of the services delivered during each reporting period.
The following table sets forth our consolidated results of operations as a percentage of total revenues for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Subscription	82.8%	82.8%	83.0%	81.5%
Professional services	17.2%	17.2%	17.0%	18.5%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Subscription	13.5%	13.1%	13.9%	13.7%
Professional services	11.7%	11.7%	12.2%	12.2%
Total cost of revenues	25.2%	24.8%	26.1%	25.9%
Gross profit	74.8%	75.2%	73.9%	74.1%
Operating costs and expenses:
Research and development	20.8%	17.8%	22.0%	18.3%
Sales and marketing	24.5%	23.9%	25.8%	23.4%
General and administrative	20.9%	20.5%	21.5%	20.2%
Total operating costs and expenses	66.2%	62.2%	69.3%	61.9%
Operating income	8.6%	13.0%	4.6%	12.2%
Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013
Revenues

	Three Months Ended June 30,
	2014		2013		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Revenues:
Subscription	$68,947	82.8%	$56,346	82.8%	$12,601	22.4%
Professional services	14,276	17.2%	11,723	17.2%	2,553	21.8%
Total revenues	$83,223	100.0%	$68,069	100.0%	$15,154	22.3%
Total revenues. Total revenues increased $15.2 million, or 22.3%, to $83.2 million for the three months ended June 30, 2014 from $68.0 million for the same period in 2013. The increase in revenues was the result of a $12.6 million increase in subscription revenues and a $2.6 million increase in professional services revenues. During the second quarter of 2014, we added 30 new clients to reach a total of 437 as of June 30, 2014 compared to 363 clients a year ago. At the start of the second quarter of 2014, we had approximately $177 million of 2014 remaining subscription backlog. As of June 30, 2014, the total 2014 remaining subscription backlog was approximately $133 million.
Subscription revenues. Subscription revenues increased $12.6 million, or 22.4%, to $68.9 million for the three months ended June 30, 2014 from $56.3 million for the same period in 2013. The majority of the increase in subscription revenues was derived from increased activity among our existing large and midmarket clients, primarily resulting from renewals and increased adoption of our solutions. We also benefited from strong demand from both new and existing customers who contracted for multiple products under our cloud-based platform, with 54% of our customers using multiple solutions as of June 30, 2014, as compared with 45% as of June 30, 2013. Revenues from new customers accounted for 21% of the total increase in subscription revenues. Subscription revenues increased significantly from both international and domestic customers compared with the prior period. Revenues from customers based in North America and Europe grew 27% and 19%.
Professional services revenues. Professional services revenues increased $2.6 million, or 21.8%, to $14.3 million for the three months ended June 30, 2014 as compared with $11.7 million for the same period in 2013. The increase in professional services revenues was due to persistent demand from our existing clients who sought to optimize the value of our platform, as well as servicing of new clients.
Cost of Revenues

	Three Months Ended June 30,
	2014		2013		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Cost of revenues:
Subscription	$11,221	13.5%	$8,949	13.1%	$2,272	25.4%
Professional services	9,753	11.7%	7,971	11.7%	1,782	22.4%
Total cost of revenues	$20,974	25.2%	$16,920	24.8%	$4,054	24.0%
Total cost of revenues. Total cost of revenues increased $4.1 million, or 24.0%, to $21.0 million for the three months ended June 30, 2014 from $16.9 million for the same period in 2013.
Cost of subscription revenues. Cost of subscription revenues increased $2.3 million, or 25.4%, to $11.2 million for the three months ended June 30, 2014 from $8.9 million for the same period in 2013. The increase was largely driven by higher third-party cloud hosting costs due to increased volume, increased consulting costs associated with our help-desk support and higher personnel-related costs resulting from increased headcount to support our business growth.
Cost of professional services revenues. Cost of professional services revenues increased $1.8 million, or 22.4%, to $9.8 million for the three months ended June 30, 2014 from $8.0 million for the same period in 2013. The increase was primarily driven by growing personnel-related costs resulting from increased headcount to support the demand for our professional services. In addition, travel-related costs were also higher due to an overall increase in professional services activities.
Operating Costs and Expenses

	Three Months Ended June 30,
	2014		2013		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Operating costs and expenses:
Research and development	$17,311	20.8%	$12,105	17.8%	$5,206	43.0%
Sales and marketing	20,425	24.5%	16,253	23.9%	4,172	25.7%
General and administrative	17,373	20.9%	13,955	20.5%	3,418	24.5%
Total operating costs and expenses	$55,109	66.2%	$42,313	62.2%	$12,796	30.2%
Total operating costs and expenses. Total operating costs and expenses increased $12.8 million, or 30.2%, to $55.1 million for the three months ended June 30, 2014 from $42.3 million for the same period in 2013. The main drivers of the increases were higher headcount as well as facilities-related costs associated with the upgrades of our major offices. We expect to leverage these investments as our business continues to grow.
Research and development expenses. Research and development expenses increased $5.2 million, or 43.0%, to $17.3 million for the three months ended June 30, 2014 from $12.1 million for the same period in 2013. The increase was primarily due to an increase in personnel-related costs of $3.0 million, which was attributable to increases in staffing levels in order to accelerate the enhancement and broadening of our product offerings, with an approximately 22% increase in headcount as compared with a year ago. Research and development expenses were also impacted by higher facilities-related costs. We believe our ongoing investments in research and development fuel the innovation needed to support our long-term growth initiatives.
Sales and marketing expenses. Sales and marketing expenses increased $4.2 million, or 25.7%, to $20.4 million for the three months ended June 30, 2014 from $16.2 million for the same period in 2013. The increase was primarily due to higher personnel-related costs of $2.0 million, driven in particular by a higher headcount in associated with the expansion of the reach and capability of our global sales organization in support of our overall growth initiatives, with an approximately 23% increase in headcount as compared with a year ago. Higher personnel-related costs were also due to increased sales commission expense as a result of higher revenues versus a year ago, partially offset by a $1.2 million forfeiture adjustment on our stock-based compensation expenses in the current period. In addition, expenses were also affected by the increased costs in the second quarter related to our annual marketing conferences hosted by us due to higher demand and participation.
General and administrative expenses. General and administrative expenses increased $3.4 million, or 24.5%, to $17.4 million for the three months ended June 30, 2014 from $14.0 million for the same period in 2013. The increase was principally due to higher personnel-related costs of $2.9 million, of which a majority of the increase was related to higher stock-based compensation costs as a result of an increase in expected performance of our long-term PBRSUs. The higher personnel-related costs are also attributed to an increase in headcount. General and administrative expenses were also impacted by higher facilities-related costs.
Income Tax Expense
Income tax expense decreased $2.4 million to $1.4 million for the three months ended June 30, 2014 from $3.8 million for the same period in 2013. The lower income tax expense was primarily due to a $5.2 million decrease in pre-tax book income in 2014. The lower effective tax rate of 38% for the second quarter of 2014 as compared with 42% for the same period last year was impacted by the limits on deductible executive compensation under Section 162(m) of the Internal Revenue Code in prior year, partially offset by the availability of a tax benefit associated with the federal research and development tax credit. Such tax credit expired at the end of 2013; therefore no related tax benefit was recognized in the second quarter of 2014.
Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013
Revenues

	Six Months Ended June 30,
	2014		2013		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Revenues:
Subscription	$132,758	83.0%	$106,998	81.5%	$25,760	24.1%
Professional services	27,105	17.0%	24,330	18.5%	2,775	11.4%
Total revenues	$159,863	100.0%	$131,328	100.0%	$28,535	21.7%
Total revenues. Total revenues increased $28.6 million, or 21.7%, to $159.9 million for the six months ended June 30, 2014 from $131.3 million for the same period in 2013. The increase in revenues was the result of a $25.8 million increase in subscription revenues and a $2.8 million increase in professional services revenues. During the first half of 2014, we added 62 new clients to reach a total of 437 as of June 30, 2014 compared to 363 clients a year ago. At the start of 2014, we had approximately $228 million of 2014 full-year subscription backlog. As of June 30, 2014, the total 2014 remaining subscription backlog was approximately $133 million.
Subscription revenues. Subscription revenues increased $25.8 million, or 24.1%, to $132.8 million for the six months ended June 30, 2014 from $107.0 million for the same period in 2013. The majority of the increase in subscription revenues was derived from increased activity among our existing large and midmarket clients, primarily resulting from renewals and increased adoption of our solutions. We also benefited from strong demand from both new and existing customers who contracted for multiple products under our cloud-based platform, with 54% of our customers using multiple solutions as of June 30, 2014, as compared with 45% as of June 30, 2013. Revenues from new customers accounted for 24% of the total increase in subscription revenues. Subscription revenues increased significantly from both international and domestic customers compared with the prior period. Revenues from customers based in North America and Europe grew 28% and 21%, respectively, while revenues from customers based in Asia grew 6%.
Professional services revenues. Professional services revenues increased $2.8 million, or 11.4%, to $27.1 million for the six months ended June 30, 2014 as compared with $24.3 million for the same period in 2013. The increase in professional services revenues was due to persistent demand from our existing clients who sought to optimize the value of our platform, as well as servicing of new clients.
Cost of Revenues

	Six Months Ended June 30,
	2014		2013		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Cost of revenues:
Subscription	$22,307	13.9%	$17,974	13.7%	$4,333	24.1%
Professional services	19,466	12.2%	16,075	12.2%	3,391	21.1%
Total cost of revenues	$41,773	26.1%	$34,049	25.9%	$7,724	22.7%
Total cost of revenues. Total cost of revenues increased $7.7 million, or 22.7%, to $41.8 million for the six months ended June 30, 2014 from $34.1 million for the same period in 2013.
Cost of subscription revenues. Cost of subscription revenues increased $4.3 million, or 24.1%, to $22.3 million for the six months ended June 30, 2014 from $18.0 million for the same period in 2013. The increase was largely driven by higher third-party cloud hosting costs due to increased volume, increased consulting costs associated with our help-desk support and higher personnel-related costs resulting from increased headcount to support our business growth.
Cost of professional services revenues. Cost of professional services revenues increased $3.4 million, or 21.1%, to $19.5 million for the six months ended June 30, 2014 from $16.1 million for the same period in 2013. The increase was primarily driven by growing personnel-related costs resulting from increased headcount to support the demand for our professional services. In addition, travel-related costs were also higher due to an overall increase in professional services activities.
Operating Costs and Expenses

	Six Months Ended June 30,
	2014		2013		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amount in thousands)
Operating costs and expenses:
Research and development	$35,100	22.0%	$24,010	18.3%	$11,090	46.2%
Sales and marketing	41,157	25.8%	30,742	23.4%	10,415	33.9%
General and administrative	34,419	21.5%	26,599	20.2%	7,820	29.4%
Total operating costs and expenses	$110,676	69.3%	$81,351	61.9%	$29,325	36.0%
Total operating costs and expenses. Total operating costs and expenses increased $29.3 million, or 36.0%, to $110.7 million for the six months ended June 30, 2014 from $81.4 million for the same period in 2013. The main drivers of the increases were higher headcount as well as facilities-related costs associated with the upgrades of our major offices. We expect to leverage these investments as our business continues to grow.
Research and development expenses. Research and development expenses increased $11.1 million, or 46.2%, to $35.1 million for the six months ended June 30, 2014 from $24.0 million for the same period in 2013. The increase was primarily due to an increase in personnel-related costs of $7.5 million, which was attributable to increases in staffing levels in order to accelerate the enhancement and broadening of our product offerings, with an approximately 22% increase in headcount as compared with a year ago. Higher personnel-related costs were also driven by increased payroll tax expense associated with the vesting of stock awards at higher market values in the current year. Research and development expenses were also impacted by higher facilities-related costs. We believe our ongoing investments in research and development fuel the innovation needed to support our long-term growth initiatives.
Sales and marketing expenses. Sales and marketing expenses increased $10.4 million, or 33.9%, to $41.2 million for the six months ended June 30, 2014 from $30.8 million for the same period in 2013. The increase was primarily due to higher personnel-related costs of $6.1 million, driven in particular by a higher headcount in association with the expansion of the reach and capability of our global sales organization in support of our overall growth initiatives, with an approximately 23% increase in headcount as compared with a year ago. Higher personnel-related costs were also due to increased sales commission expense, partially offset by a $1.2 million forfeiture adjustment on our stock-based compensation expenses in the current period. In addition, expenses were also affected by the increased costs in the second quarter of 2014 related to our annual marketing conferences hosted by us due to higher demand and participation. Higher travel-related costs in support of increased sales and marketing activities also impacted expenses.
General and administrative expenses. General and administrative expenses increased $7.8 million, or 29.4%, to $34.4 million for the six months ended June 30, 2014 from $26.6 million for the same period in 2013. The increase was principally due to higher personnel-related costs of $6.9 million, of which a majority of the increase was related to higher stock-based compensation costs as a result of an increase in expected performance of our long-term PBRSUs. The higher personnel-related costs are also attributed to an increase in headcount as well as an increase in payroll tax expense associated with the vesting of stock awards at higher market values in the current year. General and administrative expenses were also impacted by higher facilities-related costs as well as higher professional fees.
Income Tax Expense
Income tax expense decreased $5.3 million to $0.1 million for the six months ended June 30, 2014 from $5.4 million for the same period in 2013. The lower income tax expense was primarily due to a $15.5 million decrease in pre-tax book income in 2014. The effective tax rate for the six months ended June 30, 2014 was 23% as compared with 33% for the same period last year. The 2014 effective tax rate includes a tax benefit associated with domestic production activities under Section 199 of the Internal Revenue Code. The 2013 effective tax rate included the availability of a tax benefit associated with the federal research and development tax credit, including a one-time catch-up tax benefit of $1.2 million associated with the 2012 tax year. Such tax credit expired at the end of 2013; therefore no related tax benefit was recognized in 2014.
Liquidity and Capital Resources
Our principal sources of liquidity were cash, cash equivalents and marketable securities of $418.5 million at June 30, 2014 and $436.3 million at December 31, 2013. Cash and cash equivalents increased $12.9 million during the first six months of 2014 primarily impacted by net sales of marketable securities and strong collection of our accounts receivable, partially offset by our annual bonus payments, capital expenditures and acquisition of treasury stock in connection with the vesting of RSAs and PBRSUs. We manage our cash equivalents and marketable securities as a single investment portfolio that is intended to be available to meet our current cash requirements. Cash equivalents consist principally of investment in money market funds. Marketable securities, which we classify as available-for-sale securities, primarily consist of high quality commercial paper, corporate bonds, and U.S. government debt obligations. Marketable securities with remaining effective maturities of twelve months or less from the balance sheet date are classified as short-term; otherwise, they are classified as long-term on the consolidated balance sheet.
In August 2013, we issued $287.5 million of 1.00% convertible senior notes which will mature on August 1, 2018 unless earlier repurchased or converted. Upon conversion, we will deliver to the holders of the Notes either cash, shares of our common stock, or a combination thereof, at our election. If converted, we intend to settle the principal amount of the Notes in cash and any excess conversion value beyond the principal amount in shares of our common stock, cash, or a combination thereof. As of June 30, 2014, the Notes are not convertible and are classified as long term liabilities in our condensed consolidated financial statements. For further information, see Note 7, “Debt,” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
We believe that our cash flows from operations, existing cash and cash equivalents and highly liquid marketable securities will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for the foreseeable future. For the remainder of 2014, we expect to make approximately $10 to $12 million in capital expenditures, primarily related to leasehold improvements in our new corporate headquarters in New York City and our new office in Tokyo, Japan. We also plan to enhance our infrastructure and increase the capacity in our Houston data center, as well as to enhance our computer equipment across various corporate functions. We expect to acquire our capital equipment through purchases as opposed to capital lease arrangements.
Cash Flows
Cash Flows Provided By Operating Activities
Cash flows provided by operating activities during the six months ended June 30, 2014 were $17.8 million, which consisted primarily of net income of $0.5 million, non-cash adjustments, including stock-based compensation of $18.3 million, amortization of debt discount of $5.5 million and depreciation and amortization of $5.1 million, partially offset by deferred income taxes of $3.1 million, as well as changes in working capital. Significant changes in working capital included an increase in accounts receivable of $18.3 million and a decrease in accrued payroll and other compensation of $7.1 million. The fluctuation in accounts receivable was primarily due to the impact of higher billing activities together with our strong cash collections during the period. The decrease in accrued payroll and other compensation was related to the payment of annual bonuses.

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
Cash Flows Provided by (Used In) Investing Activities
Cash flows provided by investing activities during the six months ended June 30, 2014 were $16.8 million, which was related to $141.2 million in proceeds from sale and maturity of marketable securities and a $0.2 million release from restricted cash, partially offset by $113.0 million in purchases of marketable securities and $11.6 million in capital expenditures. For the six months ended June 30, 2014, we did not acquire any furniture, fixtures and equipment through capital lease arrangements.
Cash flows used in investing activities during the six months ended June 30, 2013 were $19.4 million, which was related to $78.3 million in purchases of marketable securities and $6.8 million in capital expenditures, partially offset by $65.3 million in proceeds from sale and maturity of marketable securities and a decrease in restricted cash of $0.4 million. For the six months ended June 30, 2013 we did not acquire any furniture, fixtures, and equipment through capital lease arrangements.
Cash Flows Used In Financing Activities
Cash flows used in financing activities during the six months ended June 30, 2014 were $21.8 million, which was primarily due to $28.1 million relating to the acquisition of treasury stock in connection with the vesting of stock awards and $0.7 million in acquisition-related earn-out payments, partially offset by $2.6 million in excess tax benefit associated with equity awards and $2.5 million and $1.9 million in proceeds from ESPP and stock option exercises, respectively.
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
Contractual Obligations, Commitments and Contingencies
There was no material change in our contractual obligations during the first six months of 2014.
Legal Matters
On March 4, 2011, DataTrak International, Inc., or DataTrak, filed a complaint for alleged patent infringement against us in DataTrak International v. Medidata Solutions, C.A. No. 1:11-cv-00458 in the U.S. District Court for the Northern District of Ohio. The complaint asserts infringement of U.S. Patent No. 7,464,087, or the ’087 Patent, which claims a method and system for unifying data from a variety of sources. The complaint asserts that we infringe upon the patent owned without providing any details concerning the alleged infringement, and it seeks unspecified damages and injunctive relief. On October 28, 2011, we filed an application for ex parte reexamination of the ’087 Patent with the U.S. Patent and Trademark Office, or PTO. On December 16, 2011, the PTO issued a non-final rejection of the validity of all claims of the ’087 Patent. On the same date, the district court granted our motion to stay the case pending reexamination of the patent-in-suit. On April 6, 2012, the PTO issued its final office action rejecting all asserted claims of the ’087 Patent. In July 2012, DataTrak filed a notice of appeal to the Board of Patent Appeals and Interferences, or BPAI. The BPAI rendered a decision on March 4, 2014, affirming the rejection of some claims of the '087 Patent and reversing the rejection of other claims. The PTO issued a notice of intent to issue ex parte reexamination certificate on August 1, 2014, which confirms patentability of the remaining claims and closes the current reexamination proceeding. We believe that we have valid defenses to the lawsuit and intend to defend it vigorously in the event the stay of the case is lifted. The probability of a favorable or unfavorable outcome to us should the lawsuit resume is not known nor can the liability that could potentially result from a negative outcome be reasonably estimated. As a result, we have not recorded an accrual associated with this litigation. Additionally, given the early stage of the proceedings, the complexities of the facts in dispute and the multiple claims involved, we are unable to estimate a range of loss related to this litigation.
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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. This ASU provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We are currently evaluating the impact of adopting the new accounting standard on our consolidated financial statements, which will be effective for us beginning January 1, 2017.
Dividends
We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock.
Off-Balance Sheet Arrangements
We do not have any special purpose entities, and other than our operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements.
Item 3.     Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
We had unrestricted cash and cash equivalents totaling $35.2 million at June 30, 2014. Our cash equivalents are invested principally in money market funds. We also had investments in marketable securities, which we classify as available-for-sale securities, totaling $383.3 million at June 30, 2014. Substantially all of our marketable securities are fixed income securities, which primarily consist of high quality commercial paper, corporate bonds, and U.S. government debt obligations. These unrestricted cash and cash equivalents and marketable securities are held for working capital purposes. We manage our cash equivalents and marketable securities as a single investment portfolio that is intended to be available to meet our current cash requirements. We do not enter into investments for trading or speculative purposes. Due to the high credit ratings of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.
Market Risk
In August 2013, we issued $287.5 million of 1.00% convertible senior notes which will mature on August 1, 2018 unless earlier repurchased or converted. Upon conversion we may deliver to the holders of the Notes either cash, shares of our common stock, or a combination thereof, at our election. If converted, we intend to settle the principal amount of the Notes in cash and any excess conversion value beyond the principal amount in shares of our common stock, cash, or a combination thereof. The Notes are not convertible as of June 30, 2014 but may become convertible in the future as a result of changes in the trading price of our common stock or of the Notes, or under other circumstances as defined in the indenture. Due to their non-convertible status as of June 30, 2014, the Notes are classified as long-term liabilities in our consolidated financial statements.
The Notes have a fixed annual interest rate of 1.00% and we therefore do not have economic interest rate exposure related to the Notes. However, the value of the Notes is exposed to interest rate risk. In general, the market value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. The Notes may also be affected by the volatility of our common stock price. As of June 30, 2014, the estimated fair value of the Notes was approximately $307.3 million.
Exchange Rate Sensitivity
We have two separate exposures to currency fluctuation risk: (1) subsidiaries outside the United States that use a foreign currency as their functional currency that are translated into U.S. dollars for consolidation; and (2) non-U.S. dollar-invoiced revenues.
Changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency are translated into U.S. dollars and result in cumulative translation adjustments, which are included in accumulated other comprehensive income or loss. We have translation exposure to various foreign currencies, including the Euro, British pound sterling and Japanese yen. The potential translation loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to an estimated $1.8 million for the six months ended June 30, 2014.
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2014, an evaluation was performed with the participation of our Disclosure Committee and our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon such evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2014.
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
A summary of our repurchases of shares of our common stock for the three months ended June 30, 2014 is as follows:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs
April 1 – April 30, 2014	—	$—	—	—
May 1 – May 31, 2014	225,231	36.71	—	—
June 1 – June 30, 2014	—	—	—	—
Total	225,231	$36.71	—	—

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

MEDIDATA SOLUTIONS, INC.

By:	/s/ CORY DOUGLAS
Cory Douglas Chief Financial Officer
Date: August 6, 2014

EXHIBIT INDEX

Exhibit No.	Description
3.1*	Fifth Amended and Restated Certificate of Incorporation of Medidata Solutions, Inc.
31.1*	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act.
31.2*	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act.
32.1**	Certification of CEO pursuant to Rules 13a-14(b) or 15d-14(b) under the Exchange Act and 18 U.S.C. 1350.
32.2**	Certification of CFO pursuant to Rules 13a-14(b) or 15d-14(b) under the Exchange Act and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.