Form 10-Q
period 2014-09-30
Medidata Solutions, Inc.
filed 2014-11-07
CIK 1453814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
As of October 31, 2014, the registrant had 54,250,989 shares of common stock outstanding.

MEDIDATA SOLUTIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

- i -

PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)

MEDIDATA SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2014	December 31, 2013
	(Amounts in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$26,654	$22,328
Marketable securities	231,460	218,892
Accounts receivable, net of allowance for doubtful accounts of $1,311 and $1,055, respectively	50,898	45,534
Prepaid commission expense	3,325	3,615
Prepaid expenses and other current assets	15,347	13,511
Deferred income taxes	660	665
Total current assets	328,344	304,545
Restricted cash	5,118	5,118
Marketable securities – long-term	185,890	195,105
Furniture, fixtures and equipment, net	39,763	41,229
Goodwill	15,409	15,487
Intangible assets, net	484	904
Deferred income taxes – long-term	3,435	345
Other assets	8,880	10,620
Total assets	$587,323	$573,353
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,713	$7,524
Accrued payroll and other compensation	14,695	27,773
Accrued expenses and other	9,471	12,265
Deferred revenue	55,158	52,628
Total current liabilities	83,037	100,190
Noncurrent liabilities:
1.00% convertible senior notes, net	238,020	229,705
Deferred revenue, less current portion	1,126	1,430
Deferred tax liabilities	136	5,651
Other long-term liabilities	15,867	10,564
Total noncurrent liabilities	255,149	247,350
Total liabilities	338,186	347,540
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $0.01 per share; 200,000 and 100,000 shares authorized, 55,962 and 55,018 shares issued; 54,119 and 53,634 shares outstanding, respectively	560	550
Additional paid-in capital	289,962	248,336
Treasury stock, 1,843 and 1,384 shares, respectively	(44,899)	(26,414)
Accumulated other comprehensive loss	(668)	(199)
Retained earnings	4,182	3,540
Total stockholders’ equity	249,137	225,813
Total liabilities and stockholders’ equity	$587,323	$573,353

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Amounts in thousands, except per share data)
Revenues:
Subscription	$71,547	$57,946	$204,305	$164,944
Professional services	14,449	13,000	41,554	37,330
Total revenues	85,996	70,946	245,859	202,274
Cost of revenues (1)(2):
Subscription	11,413	9,344	33,720	27,318
Professional services	9,582	7,918	29,048	23,993
Total cost of revenues	20,995	17,262	62,768	51,311
Gross profit	65,001	53,684	183,091	150,963
Operating costs and expenses:
Research and development (1)	17,677	13,130	52,777	37,140
Sales and marketing (1)(2)	21,004	15,445	62,161	46,187
General and administrative (1)	17,865	15,633	52,284	42,232
Wire transaction loss (3)	4,880	—	4,880	—
Total operating costs and expenses	61,426	44,208	172,102	125,559
Operating income	3,575	9,476	10,989	25,404
Interest and other income (expense):
Interest expense	(3,849)	(2,133)	(11,457)	(2,178)
Interest income	465	109	1,280	244
Other (expense) income, net	—	(226)	6	(82)
Total interest and other expense, net	(3,384)	(2,250)	(10,171)	(2,016)
Income before income taxes	191	7,226	818	23,388
Provision for income taxes	30	1,953	176	7,309
Net income	$161	$5,273	$642	$16,079
Earnings per share:
Basic (4)	$0.00	$0.10	$0.01	$0.32
Diluted (4)	$0.00	$0.10	$0.01	$0.30
Weighted average common shares outstanding:
Basic (4)	52,772	51,448	52,448	50,850
Diluted (4)	55,069	54,000	55,064	53,504

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS, CONTINUED (Unaudited)

(1)    Stock-based compensation expense included in cost of revenues and operating costs and expenses is as follows:

Cost of revenues	$1,072	$665	$3,171	$1,990
Research and development	988	454	2,717	1,539
Sales and marketing	2,200	1,597	5,611	4,541
General and administrative	5,845	4,400	16,935	11,375
Total stock-based compensation	$10,105	$7,116	$28,434	$19,445
(2)    Amortization of intangible assets included in cost of revenues and operating costs and expenses is as follows:

Cost of revenues	$109	$102	$328	$484
Sales and marketing	30	33	90	179
Total amortization of intangible assets	$139	$135	$418	$663
(3)    Operating costs and expenses for the three and nine months ended September 30, 2014 include a pre-tax charge of $4.9 million associated with a previously announced international wire transfer fraud committed against the Company and the related investigation costs incurred to date. For additional details, see Note 3, "Wire Transaction Loss."
(4)    Prior period results have been adjusted to reflect the two-for-one stock split which was effected in the form of a stock dividend in December 2013.

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Amounts in thousands)
Net income	$161	$5,273	$642	$16,079
Other comprehensive income (loss):
Foreign currency translation adjustments	(972)	783	(387)	(232)
Unrealized loss on marketable securities	(380)	(2)	(185)	(35)
Other comprehensive (loss) income:	(1,352)	781	(572)	(267)
Income tax benefit related to unrealized loss on marketable securities	180	1	103	14
Other comprehensive (loss) income, net of tax	(1,172)	782	(469)	(253)
Comprehensive (loss) income, net of tax	$(1,011)	$6,055	$173	$15,826

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:	(Amounts in thousands)
Net income	$642	$16,079
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,784	4,888
Stock-based compensation	28,434	19,445
Amortization of discounts or premiums on marketable securities	4,147	1,762
Deferred income taxes	(8,501)	2,954
Amortization of debt issuance costs	958	258
Amortization of debt discount	8,315	1,483
Excess tax benefit associated with equity awards	(7,742)	(4,386)
Contingent consideration adjustment	—	180
Provision for doubtful accounts	441	657
Loss on fixed asset disposal	—	239
Changes in operating assets and liabilities:
Accounts receivable	(16,495)	1,640
Prepaid commission expense	834	(723)
Prepaid expenses and other current assets	(1,149)	(515)
Other assets	1,221	(1,933)
Accounts payable	1,437	920
Accrued payroll and other compensation	(4,612)	522
Accrued expenses and other	6,853	4,933
Deferred revenue	14,328	(286)
Other long-term liabilities	3,381	1,391
Net cash provided by operating activities	40,276	49,508
Cash flows from investing activities:
Purchases of furniture, fixtures and equipment	(13,900)	(18,864)
Purchases of available-for-sale securities	(199,425)	(239,383)
Proceeds from sale of available-for-sale securities	191,741	91,150
Net decrease (increase) in restricted cash	226	(3,749)
Net cash used in investing activities	(21,358)	(170,846)
Cash flows from financing activities:
Proceeds from exercise of stock options	2,985	7,838
Proceeds from employee stock purchase plan	4,021	—
Excess tax benefit associated with equity awards	7,742	4,386
Payment of acquisition-related earn-out	(704)	(380)
Repayment of obligations under capital leases	(44)	(41)
Proceeds from issuance of convertible senior notes	—	287,500
Payment of costs associated with issuance of convertible senior notes	—	(8,144)
Repayment of notes payable	(85)	(48)
Acquisition of treasury stock	(28,443)	(10,748)
Net cash (used in) provided by financing activities	(14,528)	280,363
Effect of exchange rate changes on cash and cash equivalents	(64)	(63)
Net increase in cash and cash equivalents	4,326	158,962
Cash and cash equivalents – Beginning of period	22,328	32,683
Cash and cash equivalents – End of period	$26,654	$191,645

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (Unaudited)

	Nine Months Ended September 30,
	2014	2013
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,788	$22
Income taxes	$470	$1,356

Noncash activities:
Furniture, fixtures, and equipment acquired but not yet paid for at period-end	$803	$608
Issuance of notes payable in connection with acquisition-related earn-out payments	$97	$341

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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Except to the extent updated or described below, the Company’s significant accounting policies as of September 30, 2014 are the same as those at December 31, 2013, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 24, 2014.
Basis of Presentation — The accompanying interim condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013, the condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013, the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2014 and 2013, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the SEC for interim financial reporting. Accordingly, certain information and footnote disclosures have been condensed or omitted pursuant to SEC rules that would ordinarily be required by GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto for the fiscal year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2014.
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments consisting of normal recurring accruals considered necessary to present fairly the Company’s financial position as of September 30, 2014, results of its operations for the three and nine months ended September 30, 2014 and 2013, comprehensive income for the three and nine months ended September 30, 2014 and 2013, and cash flows for the nine months ended September 30, 2014 and 2013. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.
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
All of the taxes accrued on the Company's undistributed earnings from its foreign subsidiaries are included in U.S. current income taxes under Internal Revenue Code Section 956. As a result, no deferred income tax liability associated with the Company's undistributed earnings has been recorded.
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
Accounts Receivable — Accounts receivable are recorded at original invoice amount less an allowance that management believes will be adequate to absorb estimated losses on existing accounts receivable. The allowance is based on an evaluation of the collectability of accounts receivable and prior bad debt experience. Accounts receivable are written off when deemed uncollectible. Unbilled receivables consist of revenue recognized in excess of billings, substantially all of which is expected to be billed and collected within one year. As of September 30, 2014 and December 31, 2013, unbilled accounts receivable of $4.1 million and $9.5 million, respectively, are included in accounts receivable on the Company's consolidated balance sheets.
Segment Information — As defined by ASC 280, Segment Reporting, the Company operates as a single segment, as the chief operating decision maker makes operating decisions and assesses performance based on a single operating unit. The Company recorded revenues in the following geographic areas for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
United States of America	$63,316	$50,947	$180,213	$144,507
Japan	8,036	8,309	23,610	24,213
Switzerland	1,981	3,214	9,950	9,183
Other	12,663	8,476	32,086	24,371
Total	$85,996	$70,946	$245,859	$202,274
Revenues by geographic area are presented based upon the country in which revenues were generated. No individual country other than the United States, Japan and Switzerland represented 5% or more of revenues for any of the periods presented.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes long-term assets by geographic area as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Long-term assets:
United States of America	$244,926	$254,453
United Kingdom	9,141	10,041
Japan	4,912	4,314
Total	$258,979	$268,808
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes the existing accounting standards for revenue recognition. This ASU provides principles for recognizing revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company will adopt ASU No. 2014-09 on January 1, 2017, and is currently evaluating the impact of the adoption on its consolidated financial statements.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements— Going Concern. This new guidance formally establishes management's responsibility to evaluate at each reporting period whether there is substantial doubt about the entity's ability to continue as a going concern for a period of one year after the date the financial statements are issued, and to provide related footnote disclosures. ASU No. 2014-15 is effective for annual reporting periods ending after December 15, 2016, and for interim and annual periods thereafter. Early adoption is permitted. The adoption is not expected to have a material impact on the Company's consolidated financial statements or disclosures.
3. WIRE TRANSACTION LOSS
On September 18, 2014, the Company discovered that it had been the subject of an international wire transfer fraud perpetrated against it on September 16, 2014. The incident involved a fraudulent request targeting certain mid-level employees in the Company's finance department, resulting in the transfer of $4.8 million to an overseas account. As a result, the Company recorded a charge of $4.9 million in the third quarter of 2014 for the loss and related investigation costs incurred through September 30, 2014. While this matter resulted in some additional near-term expenses, the Company does not expect this incident to have a material impact on its business. No customer data was involved in this matter and the Company's systems were not impacted.
4. STOCKHOLDERS' EQUITY
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

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Treasury Stock — From time to time, the Company grants nonvested RSAs and PBRSUs to its employees pursuant to the terms of the 2009 Long-Term Incentive Plan (the “2009 Plan”). Under the provisions of the 2009 Plan, the plan participants are allowed to cover their income tax withholding obligation through net shares upon the vesting of their RSAs or PBRSUs. On the date of vesting, the Company determines the number of shares to be withheld based on their fair value at the closing price of the Company’s common stock on the vesting date, in order to equal the amount of the plan participant's income tax withholding obligation. Those withheld shares are then held in the Company’s treasury stock at cost for future reissuance. During the nine months ended September 30, 2014, the Company withheld 398,360 shares at an average price of $46.40 in connection with the vesting of its RSAs and PBRSUs.
5. MARKETABLE SECURITIES
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
The following table provides the Company’s marketable securities by security type as of September 30, 2014 and December 31, 2013 (in thousands):

	As of September 30, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper and corporate bonds	$417,607	$189	$(446)	$417,350
Total	$417,607	$189	$(446)	$417,350

	As of December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper and corporate bonds	$378,135	$122	$(196)	$378,061
U.S. government agency debt securities	35,934	3	(1)	35,936
Total	$414,069	$125	$(197)	$413,997
Contractual maturities of the Company’s marketable securities as of September 30, 2014 and December 31, 2013 are summarized as follows (in thousands):

	As of September 30, 2014		As of December 31, 2013
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in one year or less	$231,323	$231,460	$218,941	$218,892
Due in one to five years	186,284	185,890	195,128	195,105
Total	$417,607	$417,350	$414,069	$413,997

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table provides the fair market value and the gross unrealized losses of the Company’s marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by security type as of September 30, 2014 and December 31, 2013 (in thousands):

	In Loss Position for Less than 12 Months
	As of September 30, 2014		As of December 31, 2013
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper and corporate bonds	$244,609	$(446)	$241,381	$(196)
U.S. government agency debt securities	—	—	10,910	(1)
Total	244,609	(446)	252,291	(197)
None of the Company’s marketable securities has been in a continuous unrealized loss position for more than twelve months as of September 30, 2014 and December 31, 2013.
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
As the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, the Company has determined that the gross unrealized losses on such investments at September 30, 2014 are temporary in nature. Accordingly, the Company did not consider its investments in marketable securities to be other-than-temporarily impaired as of September 30, 2014.
During the three and nine months ended September 30, 2014, the Company recorded an insignificant amount of realized gain from the sale of marketable securities. No realized gain or loss was recorded during the three and nine months ended September 30, 2013.
6. FAIR VALUE
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

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Financial assets (excluding cash balances) measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 are summarized as follows (in thousands):

	As of September 30, 2014				As of December 31, 2013
	Fair Value Measurement Using				Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$797	$—	$—	$797	$751	$—	$—	$751
Total cash equivalents	797	—	—	797	751	—	—	751
Commercial paper and corporate bonds	—	417,350	—	417,350	—	378,061	—	378,061
U.S. government agency debt securities	—	—	—	—	—	35,936	—	35,936
Total marketable securities	—	417,350	—	417,350	—	413,997	—	413,997
Total financial assets	$797	$417,350	$—	$418,147	$751	$413,997	—	$414,748
The Company’s financial assets that are measured at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy. Investments in money market funds have been classified as Level 1 since these securities are valued based upon $1.00 net asset value per share or unadjusted quoted prices in active markets. Investments in commercial paper, corporate bonds, and U.S. government agency debt securities have been classified as Level 2 since these securities are valued based on quoted prices in less active markets or significant inputs which are directly or indirectly observable. The valuation techniques used to measure the fair values of corporate bonds and U.S. government agency debt securities were derived from the inputs of market prices from multiple sources at each reporting period. The fair value was then determined based on a consensus price or a weighted average price for each security. For the remaining financial assets classified as Level 2, substantially all of the securities had a short maturity within one year and high credit ratings. Therefore, the valuation techniques used to measure the fair values were primarily derived from accretion of purchase price to its face value over the term of maturity or quoted market prices for similar instruments if available. During the nine months ended September 30, 2014, there were no transfers of financial assets between Level 1 and Level 2.
The carrying amounts of all other current financial assets and current financial liabilities reflected in the consolidated balance sheets approximate fair value due to their short-term nature. The Company does not have non-financial assets or liabilities that have been measured at fair value on a nonrecurring basis as of September 30, 2014.
7. GOODWILL AND INTANGIBLE ASSETS
The change in the carrying amount of goodwill during the nine months ended September 30, 2014 is as follows (in thousands):

Balance as of January 1, 2014	$15,487
Foreign currency translation adjustments	(78)
Balance as of September 30, 2014	$15,409
Intangible assets are summarized as follows (in thousands):

	As of September 30, 2014			As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$4,103	$(3,783)	$320	$4,129	$(3,481)	$648
Customer relationships	2,066	(1,902)	164	2,074	(1,818)	256
Total	$6,169	$(5,685)	$484	$6,203	$(5,299)	$904

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Annual amortization for the next five years is expected to be as follows (in thousands):

Remainder of year ending December 31, 2014	$135
Years ending December 31,
2015	283
2016	47
2017	19
8. DEBT
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

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2014, the remaining unamortized debt issuance costs related to the Notes were $4.9 million, included in other assets on the Company's consolidated balance sheets.
The components of the Notes are summarized as follows (in thousands):

	September 30, 2014	December 31, 2013
Equity component, net of equity issue costs	$60,222	$60,222
Liability component:
Principal	287,500	287,500
Less: unamortized debt discount	(49,480)	(57,795)
Net carrying amount	$238,020	$229,705
The Notes are carried at face value less any unamortized discount, but require a disclosure of an estimate of fair value. As of September 30, 2014 and December 31, 2013, the estimated fair value of the Notes was $311.2 million and $365.1 million, respectively, which the Company considers to be a Level 2 measurement because it is based upon a recent quoted bid price for the Notes, reflecting market activity in a less than active market. As of September 30, 2014, the Notes are not convertible. Based on the closing price of the Company's common stock on September 30, 2014 of $44.29, which is less than the Notes' initial conversion price of $58.05, the if-converted value of the Notes was less than their principal amount.
As of September 30, 2014, the remaining life of the Notes is approximately 46 months.
The following table sets forth total interest expense recognized related to the Notes for the three and nine months ended September 30, 2014 (in thousands except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Contractual interest expense	$718	$399	$2,148	$399
Amortization of debt issuance costs	319	213	958	213
Amortization of debt discount	2,792	1,483	8,315	1,483
Total	$3,829	$2,095	$11,421	$2,095

Effective interest rate	6.5%	6.6%	6.5%	6.6%
9. STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation in accordance with ASC 718, Compensation — Stock Compensation. For the three and nine months ended September 30, 2014 and 2013, the components of stock-based compensation expense are summarized in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options	$1,272	$975	$3,731	$2,993
Restricted stock awards	3,281	4,634	9,757	13,217
Performance-based restricted stock units	4,803	1,507	13,253	3,235
Employee stock purchase plan	749	—	1,693	—
Total stock-based compensation	$10,105	$7,116	$28,434	$19,445

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stock Options
The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected volatility	44%	43%	43%	42%
Expected life	6 years	6 years	6 years	6 years
Risk-free interest rate	1.91%	1.92%	1.84%	1.41%
Dividend yield	—	—	—	—
The following table summarizes the activity under the stock option plans as of September 30, 2014, and changes during the nine months then ended (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	2,670	$16.00
Granted	166	49.54
Exercised	(273)	10.93
Forfeited	(38)	25.89
Expired	(1)	13.90
Outstanding at September 30, 2014	2,524	$18.60	6.78	$67,261
Exercisable at September 30, 2014	1,533	$11.28	5.81	$50,632
Vested and expected to vest at September 30, 2014	2,482	$18.25	6.75	$66,896
The weighted-average grant-date fair value of stock options granted during the three months ended September 30, 2014 and 2013 was $19.92 and $19.38, respectively. The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2014 and 2013 was $21.64 and $16.31, respectively. The total intrinsic value of stock options exercised during the three months ended September 30, 2014 and 2013 was $2.9 million and $6.5 million, respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2014 and 2013 was $11.4 million and $24.8 million, respectively. As of September 30, 2014, there was a total of $11.9 million of unrecognized compensation cost related to all non-vested stock options granted. This cost is expected to be recognized over a weighted-average remaining period of 2.29 years. The total fair value of stock options vested during the three months ended September 30, 2014 and 2013 was $1.5 million and $0.6 million, respectively. The total fair value of stock options vested during the nine months ended September 30, 2014 and 2013 was $3.6 million and $2.6 million, respectively.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Restricted Stock Awards
The following table summarizes the status of the Company’s nonvested RSAs as of September 30, 2014, and changes during the nine months then ended (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2014	1,672	$18.06
Granted	374	51.34
Vested	(692)	14.80
Forfeited	(61)	23.76
Nonvested at September 30, 2014	1,293	$29.17
As of September 30, 2014, there was a total of $31.0 million of unrecognized compensation cost related to all nonvested RSAs granted. This cost is expected to be recognized over a weighted-average remaining period of 2.24 years. The total fair value of RSAs vested during the three months ended September 30, 2014 and 2013 was $0.8 million and $0.5 million, respectively. The total fair value of RSAs vested during the nine months ended September 30, 2014 and 2013 was $29.0 million and $26.0 million, respectively.
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

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the status of the Company’s PBRSUs based upon expected performance as of September 30, 2014, and changes during the nine months then ended (in thousands, except per share data):

	Revenue	TSR	Long-Term	Other	Total Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2014	454	227	1,012	9	1,702	$26.61
Granted (based on performance at 100% of targeted levels)	149	74	—	5	228	54.01
Adjustment related to expected performance	(123)	—	246	(5)	118	35.62
Vested	(152)	(75)	—	(2)	(229)	26.50
Forfeited	(7)	(4)	(57)	—	(68)	41.55
Nonvested at September 30, 2014	321	222	1,201	7	1,751	$27.49
As of September 30, 2014, there was a total of $28.9 million of unrecognized compensation cost related to all nonvested PBRSUs. This cost is expected to be recognized over a weighted-average remaining period of 1.47 years. The total fair value of PBRSUs vested during the three months ended September 30, 2014 and 2013 was $0.1 million and none, respectively. The total fair value of PBRSUs vested during the nine months ended September 30, 2014 and 2013 was $13.4 million and none, respectively.
Employee Stock Purchase Plan
The Company adopted the Amended and Restated 2014 Employee Stock Purchase Plan, which became effective as of January 1, 2014 based upon the approval obtained from the Company's stockholders at the 2014 Annual Meeting of Stockholders. The ESPP allows eligible employees to purchase shares of the Company's common stock at a discount though payroll deductions, and consists of a 24-month offering period with four six-month purchase periods in each offering period. Employees purchase shares at the lesser of (1) 85% of the fair market value (“FMV”) per share on the first day of the offering period, or (2) 85% of the FMV per share at the end of the relevant purchase period. As such, the ESPP is considered to be a compensatory plan under ASC 718. A total of 0.3 million shares of common stock is reserved for issuance under the ESPP.
For the ESPP purchase period ended June 30, 2014 ("First Purchase Period"), 68 thousand shares of common stock were purchased at a weighted-average price of $36.39.
Based upon provisions set forth in the 2014 ESPP, the look-back purchase price for the offering period beginning January 1, 2014 ("First Offering Period") was reset since the FMV per share at the end of the First Purchase Period was lower than the stock price at the first day of the First Offering Period. As a result, the First Offering Period was canceled following the completion of the First Purchase Period and all participants in the First Offering Period were automatically enrolled into a new 24-month offering period beginning July 1, 2014 ("Second Offering Period"). Under ASC 718, the reset provision is accounted for as a plan modification. The fair value of ESPP shares was recalculated based on assumptions as of July 1, 2014 with unrecognized compensation cost adjusted accordingly.
The fair value of ESPP shares is estimated using the Black-Scholes pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected volatility	54%	—%	50%	—%
Expected life	1.48 years	—	1.30 years	—
Risk-free interest rate	0.30%	—%	0.24%	—%
Dividend yield	—	—	—	—
As of September 30, 2014, there was $6.1 million in unrecognized compensation cost related to ESPP shares based upon pre-modified assumptions. This cost is expected to be recognized over a weighted-average remaining period of 1.52 years.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

10. ACCUMULATED OTHER COMPREHENSIVE INCOME
The changes in the balances of each component of accumulated other comprehensive income (loss) during the nine months ended September 30, 2014 are as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) On Available-For-Sale Securities	Total
Balance as of January 1, 2014	$(127)	$(72)	$(199)
Other comprehensive income, net of tax	(387)	(82)	(469)
Balance as of September 30, 2014	$(514)	$(154)	$(668)
For the nine months ended September 30, 2014, reclassifications of items from accumulated other comprehensive income (loss) to net income were insignificant.
11. EARNINGS PER SHARE
The Company follows ASC 260, Earnings Per Share, in calculating earnings per share. Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted-average number of shares outstanding during the period. The holders of unvested RSAs do not have nonforfeitable rights to dividends or dividend equivalents and therefore, such unvested awards do not qualify as participating securities and are excluded from the basic earnings per share calculation. Diluted earnings per share includes the determinants of basic net income per share and, in addition, gives effect to the potential dilution that would occur if securities or other contracts to issue common stock are exercised, vested or converted into common stock unless they are antidilutive. The effect, if any, of the Notes, is reflected in diluted earnings per share using the treasury stock method as the Company intends to settle the principal amount of the Notes in cash upon conversion.
All share and per share data for all periods presented reflect the impact of a two-for-one stock split which was effected in the form of a stock dividend in December 2013. A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013 are shown in the following table (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator
Net income	$161	$5,273	$642	$16,079
Denominator
Denominator for basic earnings per share:
Weighted average common shares outstanding	52,772	51,448	52,448	50,850
Denominator for diluted earnings per share:
Dilutive potential common shares:
Stock options	1,141	1,486	1,232	1,564
Restricted stock awards	393	862	644	980
Performance-based restricted stock units	763	204	731	110
Employee stock purchase plan	—	—	9	—
Weighted average common shares outstanding with assumed conversion	55,069	54,000	55,064	53,504
Basic earnings per share	0.00	$0.10	$0.01	$0.32
Diluted earnings per share	0.00	$0.10	$0.01	$0.30

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Antidilutive common stock equivalents excluded from the calculation of dilutive earnings per share for the three and nine months ended September 30, 2014 and 2013 are shown in the following table (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options	417	286	325	134
Restricted stock awards	39	10	51	6
Performance-based restricted stock units	141	—	124	—
Employee stock purchase plan	345	—	—	—
Total	942	296	500	140
The effect, if any, of the Notes (see Note 8, "Debt") issued in August 2013 will be reflected in diluted earnings per share using the treasury stock method as the Company intends to settle the principal amount of the Notes in cash upon conversion. During the three and nine months ended September 30, 2014, the average price of the Company's stock was below the conversion price of the Notes; as a result the Notes were not dilutive for this period.
12. INCOME TAXES
The Company’s effective tax rate for the three and nine months ended September 30, 2014 was 16% and 22%, respectively, and differed from the federal statutory rate of 35% primarily due to state and local income taxes, investment in U.S. property under Internal Revenue Code Section 956 and stock-based compensation, partially offset by the benefit associated with domestic production activities deduction.
The Company’s effective tax rate for the three and nine months ended September 30, 2013 was 27% and 31%, respectively, and differed from the federal statutory rate of 35% primarily due to state and local income taxes, research and development tax credits, and limitations on officers' compensation. The Company recognized a research and development tax credit of $1.2 million as a favorable discrete item, resulting from the retroactive reinstatement of the research and development tax credit for 2012 during the first quarter of 2013.
The Company had approximately $4.1 million of gross unrecognized tax benefits as of December 31, 2013. For the three and nine months ended September 30, 2014, there was no change relating to the Company’s tax positions. The Company’s 2012 federal income tax return is currently under examination by the IRS and it has yet to notify the Company if there are any issues related to this examination.
13. COMMITMENTS AND CONTINGENCIES
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

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On March 4, 2011, DataTrak International, Inc. ("DataTrak") filed a complaint for alleged patent infringement against the Company in DataTrak International v. Medidata Solutions, C.A. No. 1:11-cv-00458 in the U.S. District Court for the Northern District of Ohio. The complaint asserts infringement of U.S. Patent No. 7,464,087 (the “’087 Patent”), which claims a method and system for unifying data from a variety of sources. The complaint asserts that the Company infringes upon the patent owned without providing any details concerning the alleged infringement, and it seeks unspecified damages and injunctive relief. On October 28, 2011, the Company filed an application for ex parte reexamination of the ’087 Patent with the U.S. Patent and Trademark Office (the “PTO”). On December 16, 2011, the district court granted the Company’s motion to stay the case pending reexamination of the patent-in-suit. On April 6, 2012, the PTO issued its final office action rejecting all asserted claims of the ’087 Patent. In July 2012, DataTrak filed a notice of appeal to the Board of Patent Appeals and Interferences (the "BPAI"). The BPAI rendered a decision on March 4, 2014, affirming the rejection of some claims of the '087 Patent and reversing the rejection of other claims. The PTO issued a notice of intent to issue ex parte reexamination certificate on August 1, 2014, which confirmed patentability of the remaining claims and closed the reexamination proceeding. The court lifted the stay of this action on September 9, 2014.
The Company believes that it has valid defenses to the lawsuit and intends to defend itself vigorously. The probability of a favorable or unfavorable outcome to the Company arising from the lawsuit is not known nor can the liability that could potentially result from a negative outcome be reasonably estimated. As a result, the Company has not recorded an accrual associated with this litigation. Additionally, given the early stage of the proceedings, the complexities of the facts in dispute and the multiple claims involved, the Company is unable to estimate a range of loss related to this litigation.
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
14. SUBSEQUENT EVENT
On October 14, 2014, the Company acquired Patient Profiles, LLC ("Patient Profiles"), an early-stage software company focused on clinical analytics in data trials. This acquisition broadens the Company's current risk-based monitoring solution with centralized statistical monitoring capabilities. The Company does not expect the revenues and expenses of Patient Profiles to have a material impact on its results of operations in 2014.

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

Our customer base has grown from 219 at January 1, 2011 to 462 at September 30, 2014. Our relationships with some of these customers include multiple divisions and business units at various domestic and international locations. We generate revenues from sales to new clients as well as sales and renewals from our existing clients. Our global direct sales organization represents our primary source of sales, with an increasing volume of sales generated through our partnership with CROs. Our customer retention rate was 92.7% and 92.0% for the nine months ended September 30, 2014 and 2013, respectively. We calculate customer retention based upon the number of clients that existed both at the beginning and end of the relevant period. Revenues from lost customers for the nine months ended September 30, 2014 and 2013 accounted for 0.6% and 1.0%, respectively, of total prior year revenues. To calculate the impact of customers lost during the period, we consider the revenues recognized from lost customers during the most recent prior fiscal year as a percentage of total company revenues from the same period. Traditionally, we maintain a high percentage of customer retention and hence the revenue impact from lost customers is insignificant to our total revenues. We believe revenues from lost customers coupled with customer retention rate give the best sense of volume and scale of customer loss and retention. Our presentation of customer retention and revenues from lost customers may differ from other companies in our industry.
We manage our business as one reportable segment. We generate the majority of our revenues from sales to customers located in the United States. However, revenues generated from customers located in Europe and Asia (including Australia) represent a significant portion of overall revenues. For the three months ended September 30, 2014, revenues generated from customers located in Europe, or European revenues, increased 21% year over year and represented approximately 15% of total revenues in both current and prior periods. For the nine months ended September 30, 2014, European revenues increased 22% year over year and represented approximately 15% of total revenues in both current and prior periods. For both the three- and nine-month periods ended September 30, 2014, revenues generated from customers located in Asia, or Asian revenues, increased 4% year over year and represented approximately 11% of total revenues as compared with 13% in the prior periods. We expect sales to customers in Europe and Asia to continue to represent a significant portion of total sales as we continue to serve existing and new clients in these markets.
We monitor subscription backlog as an indicator of the underlying health of our business. Our subscription backlog solely relates to our cloud-based offerings, representing the total future contract value of outstanding multi-study and single-study arrangements, billed and unbilled, at a point in time. Subscription revenues generated in any given period are a function of revenues recognized from the beginning of period subscription backlog, contract renewals, and new customer contracts. For this reason, subscription backlog at the beginning of any period is not necessarily indicative of long-term future performance. In addition, our subscription backlog does not include revenues associated with intra-year contract renewals. We monitor the amount of revenues expected to be recognized from subscription backlog over the current fiscal year while updating subscription backlog each quarter to indicate how much remains to be recognized within the year. As of January 1, 2014, we had full year subscription backlog of approximately $228 million. The remaining amount of revenue to be recognized from subscription backlog in the current year, or remaining subscription backlog, as of September 30, 2014 is approximately $71 million. Our presentation of backlog may differ from other companies in our industry.
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
Acquisition of Patient Profiles
Subsequent to the third quarter of 2014, on October 14, 2014, we acquired Patient Profiles, LLC, or Patient Profiles, an early-stage software company focused on clinical analytics in data trials. This acquisition broadens our current risk-based monitoring solution with centralized statistical monitoring capabilities. Risk-based monitoring is a key strategy for reducing trial expense while improving data quality, and is an important growth area both for us and in the clinical trials industry as a whole. We do not expect the revenues and expenses of Patient Profiles to have a material impact on our results of operations in 2014.
Wire Transaction Loss
On September 18, 2014, we discovered that we had been the subject of an international wire transfer fraud perpetrated against us on September 16, 2014. The incident involved a fraudulent request targeting certain mid-level employees in our finance department, resulting in the transfer of $4.8 million to an overseas account. As a result, we recorded a charge of $4.9 million in the third quarter of 2014 for the loss and related investigation costs incurred through September 30, 2014. While this matter resulted in some additional near-term expenses, we do not expect this incident to have a material impact on our business. No customer data was involved in this matter and our systems were not impacted.

On September 19, 2014, our audit committee met to discuss the matter and authorized an investigation, assisted by outside advisors. The investigation was recently completed. We have enhanced our existing internal controls and taken personnel actions to address what we concluded to be a significant deficiency in the operation of our internal controls. We believe that these enhancements and actions are designed to prevent similar incidents from occurring in the future.
We are seeking recovery of the funds and have filed an insurance claim for our loss under our crime liability policy, which has a $5 million limit. No assurance can be given as to whether this claim will be covered by insurance or the amount, if any, that will ultimately be recoverable.
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
Provision for Income Taxes
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
Critical Accounting Policies
Our condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Our critical accounting policies, including the assumptions and judgments underlying them, require the application of significant judgment in the preparation of our financial statements, and as a result they are subject to a greater degree of uncertainty. In applying these policies, we use our judgment to determine the appropriate assumptions to be used in calculating estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from those estimates. Our critical accounting policies consist of revenue recognition, stock-based compensation, goodwill and intangibles, convertible notes and income taxes. Except to the extent updated or described below, our critical accounting policies as of September 30, 2014 are the same as those at December 31, 2013, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
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
We now expect professional services revenues and related gross margins to be more reflective of the services delivered during each reporting period.

The following table sets forth our consolidated results of operations as a percentage of total revenues for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Subscription	83.2%	81.7%	83.1%	81.5%
Professional services	16.8%	18.3%	16.9%	18.5%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Subscription	13.3%	13.2%	13.7%	13.5%
Professional services	11.1%	11.1%	11.8%	11.9%
Total cost of revenues	24.4%	24.3%	25.5%	25.4%
Gross profit	75.6%	75.7%	74.5%	74.6%
Operating costs and expenses:
Research and development	20.5%	18.5%	21.5%	18.4%
Sales and marketing	24.4%	21.8%	25.3%	22.8%
General and administrative	20.8%	22.0%	21.2%	20.8%
Wire transaction loss	5.7%	—%	2.0%	—%
Total operating costs and expenses	71.4%	62.3%	70.0%	62.0%
Operating income	4.2%	13.4%	4.5%	12.6%
Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013
Revenues

	Three Months Ended September 30,
	2014		2013		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amounts in thousands)
Revenues:
Subscription	$71,547	83.2%	$57,946	81.7%	$13,601	23.5%
Professional services	14,449	16.8%	13,000	18.3%	1,449	11.1%
Total revenues	$85,996	100.0%	$70,946	100.0%	$15,050	21.2%
Total revenues. Total revenues increased $15.1 million, or 21.2%, to $86.0 million for the three months ended September 30, 2014 from $70.9 million for the same period in 2013. The increase in revenues was the result of a $13.6 million increase in subscription revenues and a $1.5 million increase in professional services revenues. During the third quarter of 2014, we added 32 new clients to reach a total of 462 as of September 30, 2014 compared to 379 clients a year ago. At the start of the third quarter of 2014, we had approximately $133 million of 2014 remaining subscription backlog. As of September 30, 2014, the total 2014 remaining subscription backlog was approximately $71 million.
Subscription revenues. Subscription revenues increased $13.6 million, or 23.5%, to $71.5 million for the three months ended September 30, 2014 from $57.9 million for the same period in 2013. The majority of the increase in subscription revenues was derived from increased activity among our existing large and midmarket clients, primarily resulting from renewals and increased adoption of our solutions. We also benefited from strong demand from both new and existing customers who contracted for multiple products under our cloud-based platform, with 56% of our customers using multiple solutions as of September 30, 2014, as compared with 47% as of September 30, 2013. Revenues from new customers accounted for 6% of the total increase in subscription revenues. Subscription revenues increased significantly from both international and domestic customers compared with the prior period. Revenues from customers based in North America and Europe grew 29% and 14%, respectively, while revenues from customers based in Asia grew 3%.

Professional services revenues. Professional services revenues increased $1.5 million, or 11.1%, to $14.5 million for the three months ended September 30, 2014 as compared with $13.0 million for the same period in 2013. The increase in professional services revenues was due to persistent demand from our existing clients who sought to optimize the value of our platform, as well as servicing of new clients. Revenues from new customers accounted for 50% of the total increase in professional services revenues.
Cost of Revenues

	Three Months Ended September 30,
	2014		2013		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amounts in thousands)
Cost of revenues:
Subscription	$11,413	13.3%	$9,344	13.2%	$2,069	22.1%
Professional services	9,582	11.1%	7,918	11.1%	1,664	21.0%
Total cost of revenues	$20,995	24.4%	$17,262	24.3%	$3,733	21.6%
Total cost of revenues. Total cost of revenues increased $3.8 million, or 21.6%, to $21.0 million for the three months ended September 30, 2014 from $17.2 million for the same period in 2013.
Cost of subscription revenues. Cost of subscription revenues increased $2.1 million, or 22.1%, to $11.4 million for the three months ended September 30, 2014 from $9.3 million for the same period in 2013. The increase was largely driven by higher third-party cloud hosting costs due to increased volume and higher personnel-related costs resulting from increased headcount to support our business growth.
Cost of professional services revenues. Cost of professional services revenues increased $1.7 million, or 21.0%, to $9.6 million for the three months ended September 30, 2014 from $7.9 million for the same period in 2013. The increase was primarily driven by growing personnel-related costs resulting from increased headcount to support the demand for our professional services. In addition, travel-related costs were also higher due to an overall increase in professional services activities.
Operating Costs and Expenses

	Three Months Ended September 30,
	2014		2013		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amounts in thousands)
Operating costs and expenses:
Research and development	$17,677	20.5%	$13,130	18.5%	$4,547	34.6%
Sales and marketing	21,004	24.4%	15,445	21.8%	5,559	36.0%
General and administrative	17,865	20.8%	15,633	22.0%	2,232	14.3%
Wire transaction loss	4,880	5.7%	—	—%	4,880	100.0%
Total operating costs and expenses	$61,426	71.4%	$44,208	62.3%	$17,218	38.9%
Total operating costs and expenses. Total operating costs and expenses increased $17.2 million, or 38.9%, to $61.4 million for the three months ended September 30, 2014 from $44.2 million for the same period in 2013. The main drivers of the increases were higher headcount as well as facilities-related costs associated with the upgrades of our major offices. We expect to leverage these investments as our business continues to grow.
Research and development expenses. Research and development expenses increased $4.6 million, or 34.6%, to $17.7 million for the three months ended September 30, 2014 from $13.1 million for the same period in 2013. The increase was primarily due to an increase in personnel-related costs of $2.2 million, which was attributable to increases in staffing levels in order to accelerate the enhancement and broadening of our product offerings, with headcount approximately 22% higher than a year ago. Research and development expenses were also impacted by higher facilities-related costs. We believe our ongoing investments in research and development fuel the innovation needed to support our long-term growth initiatives.

Sales and marketing expenses. Sales and marketing expenses increased $5.5 million, or 36.0%, to $21.0 million for the three months ended September 30, 2014 from $15.5 million for the same period in 2013. The increase was primarily due to higher personnel-related costs of $3.8 million, driven in particular by a higher headcount in associated with the expansion of the reach and capability of our global sales organization in support of our overall growth initiatives, with an increase in headcount of approximately 28% as compared with a year ago. Higher personnel-related costs were also due to higher stock-based compensation costs.
General and administrative expenses. General and administrative expenses increased $2.2 million, or 14.3%, to $17.8 million for the three months ended September 30, 2014 from $15.6 million for the same period in 2013. The increase was principally due to higher personnel-related costs of $3.1 million, attributable to an increase in headcount of approximately 29% as compared with a year ago, as well as higher stock-based compensation costs. General and administrative expenses were also impacted by higher professional fees, driven in part by legal fees.
Wire transaction loss. Our total operating costs and expenses also include a charge of $4.9 million associated with the previously announced international wire transfer fraud committed against us on September 16, 2014 and the related investigation costs incurred through September 30, 2014. For further information, see Note 3, “Wire Transaction Loss,” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Provision for Income Taxes
Income tax expense decreased to $30 thousand for the three months ended September 30, 2014 from $2.0 million for the same period in 2013. The lower income tax expense was primarily due to a $7.0 million decrease in pre-tax book income in 2014. The lower effective tax rate of 16% for the third quarter of 2014 as compared with 27% for the same period last year was impacted by the limits on deductible executive compensation under Section 162(m) of the Internal Revenue Code in prior year, partially offset by the availability in prior year of a tax benefit associated with the federal research and development tax credit.
Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013
Revenues

	Nine Months Ended September 30,
	2014		2013		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amounts in thousands)
Revenues:
Subscription	$204,305	83.1%	$164,944	81.5%	$39,361	23.9%
Professional services	41,554	16.9%	37,330	18.5%	4,224	11.3%
Total revenues	$245,859	100.0%	$202,274	100.0%	$43,585	21.5%
Total revenues. Total revenues increased $43.5 million, or 21.5%, to $245.8 million for the nine months ended September 30, 2014 from $202.3 million for the same period in 2013. The increase in revenues was the result of a $39.3 million increase in subscription revenues and a $4.2 million increase in professional services revenues. During the first nine months of 2014, we added 94 new clients to reach a total of 462 as of September 30, 2014 compared to 379 clients a year ago. At the start of 2014, we had approximately $228 million of 2014 full-year subscription backlog. As of September 30, 2014, the total 2014 remaining subscription backlog was approximately $71 million.
Subscription revenues. Subscription revenues increased $39.3 million, or 23.9%, to $204.3 million for the nine months ended September 30, 2014 from $165.0 million for the same period in 2013. The majority of the increase in subscription revenues was derived from increased activity among our existing large and midmarket clients, primarily resulting from renewals and increased adoption of our solutions. We also benefited from strong demand from both new and existing customers who contracted for multiple products under our cloud-based platform, with 56% of our customers using multiple solutions as of September 30, 2014, as compared with 47% as of September 30, 2013. Revenues from new customers accounted for 8% of the total increase in subscription revenues. Subscription revenues increased significantly from both international and domestic customers compared with the prior period. Revenues from customers based in North America and Europe grew 29% and 18%, respectively, while revenues from customers based in Asia grew 5%.
Professional services revenues. Professional services revenues increased $4.2 million, or 11.3%, to $41.5 million for the nine months ended September 30, 2014 as compared with $37.3 million for the same period in 2013. The increase in professional services revenues was due to persistent demand from our existing clients who sought to optimize the value of our platform, as well as servicing of new clients. Revenues from new customers accounted for 51% of the total increase in professional services revenues.

Cost of Revenues

	Nine Months Ended September 30,
	2014		2013		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amounts in thousands)
Cost of revenues:
Subscription	$33,720	13.7%	$27,318	13.5%	$6,402	23.4%
Professional services	29,048	11.8%	23,993	11.9%	5,055	21.1%
Total cost of revenues	$62,768	25.5%	$51,311	25.4%	$11,457	22.3%
Total cost of revenues. Total cost of revenues increased $11.5 million, or 22.3%, to $62.8 million for the nine months ended September 30, 2014 from $51.3 million for the same period in 2013.
Cost of subscription revenues. Cost of subscription revenues increased $6.4 million, or 23.4%, to $33.7 million for the nine months ended September 30, 2014 from $27.3 million for the same period in 2013. The increase was largely driven by higher third-party cloud hosting costs due to increased volume, increased consulting costs associated with our help-desk support and higher personnel-related costs resulting from increased headcount to support our business growth.
Cost of professional services revenues. Cost of professional services revenues increased $5.1 million, or 21.1%, to $29.1 million for the nine months ended September 30, 2014 from $24.0 million for the same period in 2013. The increase was primarily driven by growing personnel-related costs resulting from increased headcount to support the demand for our professional services. In addition, travel-related costs were also higher due to an overall increase in professional services activities.
Operating Costs and Expenses

	Nine Months Ended September 30,
	2014		2013		Change
	Amount	% of Revenues	Amount	% of Revenues	Amount	%
	(Amounts in thousands)
Operating costs and expenses:
Research and development	$52,777	21.5%	$37,140	18.4%	$15,637	42.1%
Sales and marketing	62,161	25.3%	46,187	22.8%	15,974	34.6%
General and administrative	52,284	21.2%	42,232	20.8%	10,052	23.8%
Wire transaction loss	4,880	2.0%	—	—%	4,880	100.0%
Total operating costs and expenses	$172,102	70.0%	$125,559	62.0%	$46,543	37.1%
Total operating costs and expenses. Total operating costs and expenses increased $46.5 million, or 37.1%, to $172.1 million for the nine months ended September 30, 2014 from $125.6 million for the same period in 2013. The main drivers of the increases were higher headcount as well as facilities-related costs associated with the upgrades of our major offices. We expect to leverage these investments as our business continues to grow.
Research and development expenses. Research and development expenses increased $15.7 million, or 42.1%, to $52.8 million for the nine months ended September 30, 2014 from $37.1 million for the same period in 2013. The increase was primarily due to an increase in personnel-related costs of $7.9 million, which was attributable to increases in staffing levels in order to accelerate the enhancement and broadening of our product offerings, with headcount approximately 22% higher than a year ago. Higher personnel-related costs were also driven by increased payroll tax expense associated with the vesting of stock awards at higher market values in the current year. Research and development expenses were also impacted by higher facilities-related costs. We believe our ongoing investments in research and development fuel the innovation needed to support our long-term growth initiatives.

Sales and marketing expenses. Sales and marketing expenses increased $15.9 million, or 34.6%, to $62.1 million for the nine months ended September 30, 2014 from $46.2 million for the same period in 2013. The increase was primarily due to higher personnel-related costs of $9.8 million, driven in particular by a higher headcount in association with the expansion of the reach and capability of our global sales organization in support of our overall growth initiatives, with an increase in headcount of approximately 28% as compared with a year ago. Higher personnel-related costs were also due to increased sales commission expense and higher stock-based compensation costs, partially offset by a $1.2 million forfeiture adjustment on our stock-based compensation expense in the current period. In addition, expenses were also affected by increased costs in the second quarter of 2014 related to our annual marketing conferences as a result of higher demand and participation. Higher travel-related costs in support of increased sales and marketing activities also impacted expenses.
General and administrative expenses. General and administrative expenses increased $10.0 million, or 23.8%, to $52.3 million for the nine months ended September 30, 2014 from $42.3 million for the same period in 2013. The increase was principally due to higher personnel-related costs of $11.8 million, largely related to higher stock-based compensation costs. The higher personnel-related costs are also attributed to an increase in headcount of approximately 29% as compared with a year ago. General and administrative expenses were also impacted by higher facilities-related costs and higher professional fees, driven in part by legal fees.
Wire transaction loss. Our total operating costs and expenses also include a charge of $4.9 million associated with the previously announced international wire transfer fraud committed against us on September 16, 2014 and the related investigation costs incurred through September 30, 2014. For further information, see Note 3, “Wire Transaction Loss,” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Provision for Income Taxes
Income tax expense decreased $7.1 million to $0.2 million for the nine months ended September 30, 2014 from $7.3 million for the same period in 2013. The lower income tax expense was primarily due to a $22.6 million decrease in pre-tax book income in 2014. The effective tax rate for the nine months ended September 30, 2014 was 22% as compared with 31% for the same period last year. The 2014 effective tax rate includes a tax benefit associated with domestic production activities under Section 199 of the Internal Revenue Code. The 2013 effective tax rate reflected a tax benefit associated with the federal research and development tax credit, including a one-time catch-up tax benefit of $1.2 million associated with the 2012 tax year. Such tax credit expired at the end of 2013; therefore no related tax benefit was recognized in 2014.
Liquidity and Capital Resources
Our principal sources of liquidity were cash, cash equivalents and marketable securities of $444.0 million at September 30, 2014 and $436.3 million at December 31, 2013. Cash and cash equivalents increased $4.3 million during the first nine months of 2014 primarily impacted by strong collection of our accounts receivable and proceeds from stock option exercises and ESPP, partially offset by our annual bonus payments, capital expenditures, net purchases of marketable securities, acquisition of treasury stock in connection with the vesting of RSAs and PBRSUs, and wire transaction loss. We manage our cash equivalents and marketable securities as a single investment portfolio that is intended to be available to meet our current cash requirements. Cash equivalents consist principally of investment in money market funds. Marketable securities, which we classify as available-for-sale securities, primarily consist of high quality commercial paper, corporate bonds, and U.S. government debt obligations. Marketable securities with remaining effective maturities of twelve months or less from the balance sheet date are classified as short-term; otherwise, they are classified as long-term on the consolidated balance sheet.
In August 2013, we issued $287.5 million of 1.00% convertible senior notes which will mature on August 1, 2018 unless earlier repurchased or converted. Upon conversion, we will deliver to the holders of the Notes either cash, shares of our common stock, or a combination thereof, at our election. If converted, we intend to settle the principal amount of the Notes in cash and any excess conversion value beyond the principal amount in shares of our common stock, cash, or a combination thereof. As of September 30, 2014, the Notes are not convertible and are classified as long term liabilities in our condensed consolidated financial statements. For further information, see Note 8, “Debt,” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
We believe that our cash flows from operations, existing cash and cash equivalents and highly liquid marketable securities will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for the foreseeable future. For the remainder of 2014, we expect to make approximately $3 to $9 million in capital expenditures, primarily related to leasehold improvements in our new corporate headquarters in New York City and our new office in Tokyo, Japan. We expect to acquire our capital equipment through purchases as opposed to capital lease arrangements.
Cash Flows
Cash Flows Provided By Operating Activities
Cash flows provided by operating activities during the nine months ended September 30, 2014 were $40.3 million, primarily driven by strong customer collections, partially offset by operating expenditures, the wire transaction loss, and cash interest expense on 1.00% convertible senior notes.

Cash flows provided by operating activities during the nine months ended September 30, 2013 were $49.5 million, primarily driven by strong customer collections partially offset by operating expenditures and income tax payments.
Cash Flows Provided by (Used In) Investing Activities
Cash flows used in investing activities during the nine months ended September 30, 2014 were $21.4 million, which was related to $199.4 million in purchases of marketable securities and $13.9 million in capital expenditures, partially offset by $191.7 million in proceeds from sale and maturity of marketable securities and a $0.2 million release from restricted cash. For the nine months ended September 30, 2014, we did not acquire any furniture, fixtures and equipment through capital lease arrangements.
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
Cash Flows Used In Financing Activities
Cash flows used in financing activities during the nine months ended September 30, 2014 were $14.5 million, which was primarily due to $28.4 million relating to the acquisition of treasury stock in connection with the vesting of stock awards and $0.7 million in acquisition-related earn-out payments, partially offset by $7.7 million in excess tax benefit associated with equity awards and $4.0 million and $3.0 million in proceeds from ESPP and stock option exercises, respectively.
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
Contractual Obligations, Commitments and Contingencies
There was no material change in our contractual obligations during the first nine months of 2014.
Legal Matters
On March 4, 2011, DataTrak International, Inc., or DataTrak, filed a complaint for alleged patent infringement against us in DataTrak International v. Medidata Solutions, C.A. No. 1:11-cv-00458 in the U.S. District Court for the Northern District of Ohio. The complaint asserts infringement of U.S. Patent No. 7,464,087, or the ’087 Patent, which claims a method and system for unifying data from a variety of sources. The complaint asserts that we infringe upon the patent owned without providing any details concerning the alleged infringement, and it seeks unspecified damages and injunctive relief. On October 28, 2011, we filed an application for ex parte reexamination of the ’087 Patent with the U.S. Patent and Trademark Office, or PTO. On December 16, 2011, the district court granted our motion to stay the case pending reexamination of the patent-in-suit. On April 6, 2012, the PTO issued its final office action rejecting all asserted claims of the ’087 Patent. In July 2012, DataTrak filed a notice of appeal to the Board of Patent Appeals and Interferences, or BPAI. The BPAI rendered a decision on March 4, 2014, affirming the rejection of some claims of the '087 Patent and reversing the rejection of other claims. The PTO issued a notice of intent to issue ex parte reexamination certificate on August 1, 2014, which confirmed patentability of the remaining claims and closed the current reexamination proceeding. The court lifted the stay of this action on September 9, 2014. We believe that we have valid defenses to the lawsuit and intend to defend it vigorously. The probability of a favorable or unfavorable outcome to us arising from the lawsuit is not known nor can the liability that could potentially result from a negative outcome be reasonably estimated. As a result, we have not recorded an accrual associated with this litigation. Additionally, given the early stage of the proceedings, the complexities of the facts in dispute and the multiple claims involved, we are unable to estimate a range of loss related to this litigation.
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
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements— Going Concern. This new guidance formally establishes management's responsibility to evaluate at each reporting period whether there is substantial doubt about the entity's ability to continue as a going concern for a period of one year after the date the financial statements are issued, and to provide related footnote disclosures. ASU No. 2014-15 is effective for annual reporting periods ending after December 15, 2016, and for interim and annual periods thereafter. Early adoption is permitted. The adoption is not expected to have a material impact on our consolidated financial statements or disclosures.
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
Item 3.     Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
We had unrestricted cash and cash equivalents totaling $26.7 million at September 30, 2014. Our cash equivalents are invested principally in money market funds. We also had investments in marketable securities, which we classify as available-for-sale securities, totaling $417.4 million at September 30, 2014. Substantially all of our marketable securities are fixed income securities, which primarily consist of high quality commercial paper and corporate bonds. These unrestricted cash and cash equivalents and marketable securities are held for working capital purposes. We manage our cash equivalents and marketable securities as a single investment portfolio that is intended to be available to meet our current cash requirements. We do not enter into investments for trading or speculative purposes. Due to the high credit ratings of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.
Market Risk
In August 2013, we issued $287.5 million of 1.00% convertible senior notes which will mature on August 1, 2018 unless earlier repurchased or converted. Upon conversion we may deliver to the holders of the Notes either cash, shares of our common stock, or a combination thereof, at our election. If converted, we intend to settle the principal amount of the Notes in cash and any excess conversion value beyond the principal amount in shares of our common stock, cash, or a combination thereof. The Notes are not convertible as of September 30, 2014 but may become convertible in the future as a result of changes in the trading price of our common stock or of the Notes, or under other circumstances as defined in the indenture. Due to their non-convertible status as of September 30, 2014, the Notes are classified as long-term liabilities in our consolidated financial statements.
The Notes have a fixed annual interest rate of 1.00% and we therefore do not have economic interest rate exposure related to the Notes. However, the value of the Notes is exposed to interest rate risk. In general, the market value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. The Notes may also be affected by the volatility of our common stock price. As of September 30, 2014, the estimated fair value of the Notes was approximately $311.2 million.
Exchange Rate Sensitivity
We have two separate exposures to currency fluctuation risk: (1) subsidiaries outside the United States that use a foreign currency as their functional currency that are translated into U.S. dollars for consolidation; and (2) non-U.S. dollar-invoiced revenues.
Changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency are translated into U.S. dollars and result in cumulative translation adjustments, which are included in accumulated other comprehensive income or loss. We have translation exposure to various foreign currencies, including the Euro, British pound sterling and Japanese yen. The potential translation loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to an estimated $1.7 million for the nine months ended September 30, 2014.

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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2014, an evaluation was performed with the participation of our Disclosure Committee and our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon such evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2014.
Changes in Internal Control over Financial Reporting
Except for enhancements to internal controls and procedures to address the significant deficiency associated with the international wire transfer fraud disclosed in Note 3 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and resulting from the investigation disclosed in Management’s Discussion and Analysis, there were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
See Note 13, “Commitments and Contingencies – Legal Matters,” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of current legal proceedings.
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
A summary of our repurchases of shares of our common stock for the three months ended September 30, 2014 is as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs
July 1 – July 31, 2014	2,984	$44.16	—	—
August 1 – August 31, 2014	2,315	$46.62	—	—
September 1 – September 30, 2014	3,092	$47.00	—	—
Total	8,391	$45.89	—	—

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
Cory Douglas Chief Financial Officer (Principal Financial Officer)
Date: November 7, 2014

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