Form 10-K
period 2014-12-31
Medidata Solutions, Inc.
filed 2015-03-02
CIK 1453814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-K
 _____________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $2,198,281,984 based on the closing sale price for the registrant’s common stock on the NASDAQ Global Market on that date of $42.81 per share. For purposes of determining this number, all executive officers and directors of the registrant are considered to be affiliates of the registrant, as well as individual shareholders holding more than 10% of the registrant’s outstanding common stock. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.
As of February 23, 2015, the registrant had 55,194,849 shares of common stock outstanding.
Documents Incorporated by Reference:
Part III of this Annual Report on Form 10-K incorporates by reference certain information that will be set forth in the registrant’s Proxy Statement in connection with the 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2014. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

MEDIDATA SOLUTIONS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

- i -

PART I
For purposes of this Annual Report, the terms “Medidata,” “Company,” “we,” “us,” and “our” refer to Medidata Solutions, Inc. and its consolidated subsidiaries. This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, and is subject to the “safe harbor” created by those sections. Forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position, and the effects of competition, the projected growth of the industry in which we operate, the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects,” and similar expressions, as well as statements in the future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available as of the date of this Annual Report on Form 10-K and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. We caution readers not to place undue reliance upon any such forward-looking statements. We urge you to consider the risks and uncertainties discussed in “Risk Factors” under Item 1A in this Annual Report on Form 10-K in evaluating our forward-looking statements.
Item 1. Business
Company Overview
Medidata is a global provider of cloud-based solutions for life sciences, enabling new levels of efficiency and quality throughout the life cycle of clinical development. Our customers rely on our solutions, metrics, and services to safely accelerate their clinical development process, enhancing decision-making, saving resources, and enabling transformational trial strategies.
Our customers are pharmaceutical, biotechnology, and medical device companies, academic institutions, contract research organizations ("CROs"), and other organizations engaged in clinical trials to bring new products and treatments to market and explore new indications for existing ones. Our diverse and expanding customer base includes over 90% of the top 25 global pharmaceutical companies measured by drug revenue, as well as numerous middle-market life science companies. In 2014, no single customer accounted for 10% or more of our total revenues.
Medidata provides a broad set of advanced technology solutions and data analytics aimed at enabling effective and safe development, using secure cloud and hybrid cloud infrastructure to instantly connect users over the Internet. Our approach is not only to offer solutions that bring efficiencies to existing processes, but also to be a transformative force for enhanced productivity and quality in clinical development processes. We support our solutions with globally-available support offerings, which include always-on, multi-lingual help desk services and escalating issue resolution; and comprehensive professional services offerings, which include implementation for solutions or platform, integration support, training for customers and investigators, and consulting services that advise clients in making transformational changes to their clinical development processes and maximize the value of our technology solutions. We invest heavily in training our customers, their investigators, and other third parties to assume some or all of the implementation and management activities. We believe this knowledge transfer accelerates customer adoption and provides a better basis for a transformative approach to future development. We also invest in training and enabling a network of implementation partners, including CROs and system integrators, who can provide implementation support to customers who outsource some or all of their research and development programs to third parties.
Clients can utilize our entire cloud-based platform or purchase select individual solutions. We offer our cloud-based technology on an enterprise or multi-study basis. Clients can also use our solutions on a single-study basis for a limited number of trials or to evaluate them prior to committing to a multi-study arrangement.
Subscription and professional services represent approximately 85% and 15% of our business, respectively. Our business model provides us with a recurring revenue stream that we believe delivers greater revenue visibility than perpetual software licensing models.
Medidata's Approach
Medidata's solutions are designed to address the underlying requirements of clinical development, rather than just its current processes, to maximize the value of the overall research process. Our platform, applications, and analytics focus on increasing efficiencies, reducing redundancies, and optimizing workflow. We also build our solutions to be interoperable with third-party software and data feeds, creating a collaborative ecosystem that broadens the development technology enterprise and increases the value of legacy, installed systems, and new technology such as mobile device applications.
Our cloud-based solutions, metrics, and services allow users to accurately and efficiently design clinical trials; manage and monitor ongoing trial activities; develop and administer trial budgets; capture, manage, and report clinical trial data; plan and execute randomized subject allocation methodologies; manage and allocate clinical trial supplies; and view, track, and evaluate trial progress. We believe our solutions provide our customers with the following benefits:

•
Faster trial results. Our workflow-focused products, on-demand platform, and delivery models streamline the clinical development process, enabling clients to compress the time associated with planning, designing, and conducting clinical trial programs and maximize returns on development. Our products singly and together minimize redundant data entries and reconciliations, and provide actionable reporting and analytics into trial progress. Our data-enriched products provide customers with analytics and benchmarking tools that can be used to improve speed, quality, and efficiency of clinical trials.

•
Improved quality and visibility of results. Our solutions are designed to drive maximum value from development pipelines through risk minimization, actionable analytics, and web-based collaboration. Our platform allows users engaged in clinical trials to enhance the quality and completeness of their data earlier in the process by providing real-time data cleansing and eliminating duplicative manual entry of data. Operational and programmatic decision-making is enhanced through consistent access to reliable data, allowing for adaptive and other innovative trial designs, early identification and termination of unsuccessful trials, and timely visibility to information that may identify safety and operational concerns.

•
Comprehensive solutions. We design our comprehensive solutions to provide support throughout the clinical development process: study planning, site engagement, patient engagement, and study conduct. By using our platform technology, clients benefit from minimized redundant processes, streamlined workflows, and intelligent planning and decision-making based on data-driven impact analyses.

•
Enhanced investigator experience. We design the user interface of our applications to meet the needs of clinicians and life sciences company users, with intuitive, consistent navigation, and a familiar clinical data entry approach. We incorporate user input into the design of our interface and provide embedded training tools to accelerate end-user adoption, which offers benefits to our life science customers through increased site satisfaction and smoother administration.

•
Interoperability and ecosystem. We provide third-party technology providers with access to our application programming interface ("API") and developer tools, which facilitates integration with complementary business systems. Our solutions utilize industry standards to enable broader integrations with minimized intervention.

•
Global connectivity. Medidata's platform delivers instantaneous global access to the advanced technology, data, and analytics from any Internet-ready computer without the need for special software. Multi-language studies are handled within a single data management system, with translations occurring transparently; users enter data in their local language and all data are immediately available for reporting in any study language.

•
Scalability. Our product architecture scales reliably and cost-effectively across clinical trials of all sizes and phases. Our applications operate on a cloud-based model, further reducing deployment cost per study.

Our Strategy
Our strategy is to become the global standard cloud platform for clinical research, driving the value of our customers' clinical development processes by reducing costs, accelerating time to market, and minimizing operational and clinical risk. Key elements of our strategy include:

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

•
Build additional analytics and benchmarks into our platform. We will continue to develop our analytics and benchmark capabilities, creating value for our clients through the use of sophisticated analytics and data assets that enable them to drive insights and re-engineer inefficient processes.

•
Expand our global client base. We expect clinical technology adoption to continue to increase, resulting in significant growth in spending on technology solutions. Our view is that clinical development is underinvested in technology, and new technologies will expand opportunities by replacing manual and under-automated activities.

•
Increase indirect sales partnership initiatives. We will continue to pursue strategic partnerships with CROs and systems integrators to position our software and analytics solutions as the platform of choice for their outsourced clinical trial management services. We have invested heavily to position ourselves to maintain our momentum with this channel. Our well-established program of support, training, and certification enables partners to cost-effectively implement our solutions and services in sponsor studies and to provide additional services related to clinical trial design and deployment.

•
Position the Medidata Clinical Cloud as part of the evolving clinical ecosystem. We are building relationships, supporting partnerships and working with innovating technology and data firms to confirm Medidata as a key player in the evolving clinical ecosystem. An example is Medidata's involvement in providing infrastructure, integration, and other support for the use of personal mobile health devices in clinical trials, an emerging and technically rigorous area.

•
Communicate the enterprise-level value we create for our customers. Medidata's technology, metrics, and services are designed to drive value creation for our clients by reducing the overall costs of the research and development enterprise, releasing organizational resources and enhancing their commercialization efforts. We have invested in tools and workforce that measure, document, and communicate that value, and have integrated these resources into our market approach and solution development strategy.

Our clinical development solutions enable life science organizations to systematically design protocols; capture, manage, and report clinical data from a variety of sources; and manage the trial process and interact effectively with clinical sites. We also provide advanced reporting, visualization and analytics, and benchmarking tools that support planning and operations. Additional functionalities allow customers to efficiently develop and execute advanced patient allocation and clinical trial supply plans; aggregate and report patient information in support of other clinical operations functions such as adverse event reporting and investigator monitoring; and access and manage applications through a clinical portal. We have also designed solutions to enable our customers to efficiently plan clinical trials by providing budgeting, pricing, workflow, and relationship management capabilities. Our cloud-based business model eliminates the costs associated with installing and maintaining applications within the customer’s information technology infrastructure.
Our Cloud-Based Technology
Solutions
Medidata Rave provides a fully integrated, robust, and scalable electronic data capture ("EDC") and clinical data management system ("CDMS") solution. Medidata Rave’s robust functionality allows customers to build clinical trials and capture, manage, and report clinical trial data on a global basis and in multiple languages, in a scalable, flexible, and collaborative environment.
Medidata Rave offers a complete set of capabilities designed to allow clinical trial teams to build and deploy studies without the need for software programming professionals. Its intuitive user interface facilitates the capture and cleaning of data from global investigator sites, and is designed to provide and show compliance with regulatory requirements through comprehensive and easy-to-use audit trails and support for electronic signatures as well as industry standards such as Clinical Data Interchange Standards Consortium ("CDISC"). It also allows for the real-time integration of data from other sources, including laboratory information management systems ("LIMS"), paper case report forms, electronic patient-reported outcome ("ePRO") devices, interactive voice response systems ("IVRS"), and interactive web response systems ("IWRS"). It is optimized for ease of use by clinical investigators, who can access, train, and communicate with the life science company sponsoring the trial. Medidata Rave’s web-based interface provides clinical data management and operations personnel the ability to monitor, query, code, and obtain real-time reports and views of study data. The platform further provides comprehensive tools for automated cleaning, tracking, import, and export of all study data, and allows independent transformation of clinical data for use in data analysis and warehousing. Medidata Rave’s capabilities allow customers to manage mid-study changes without system downtime. Our strong support for industry standards, such as those provided by CDISC, provides a foundation for integration with other systems at sponsors, CROs, and technology partners. Multiple language trials are supported in Medidata Rave, with managers, administrators, monitors, and investigators entering and having access in real-time to reports in multiple languages, regardless of the data input language.
In addition, unified with Medidata Rave are enhanced capabilities for automating processes to minimize risk and increase efficiencies through eliminating duplicative activities and reducing the amount of resources required for clinical trial set-up and implementation. These include:
Medidata CTMS, our clinical trial management solution, is a modular cloud-based offering that streamlines operational workflows, such as outsourcing, site payments, and monitor visits, increasing site performance and providing study managers with real time visibility into milestones and metrics. It differs from existing clinical trial management system applications in delivering these robust capabilities with a rapid implementation profile, low service requirements, and universal accessibility within a secure technology.
Medidata Designer, our study and protocol design tool, enhances the efficiency of clinical trial start-up, assists with optimization of clinical trial design, and guides clinical development teams through the study design and set-up processes. Medidata Study Design Optimization service helps sponsors focus resources on study design, improving quality by enabling line of sight between objectives and endpoints with real-time quality check and visibility into industry benchmark metrics. Medidata Designer can automatically configure Medidata Rave studies, ensuring quality, consistency, and efficiency, and also streamline trial execution through reuse of design information in a variety of downstream systems.
Medidata Insights provides clinical business analytics and industry-based metrics to drive more informed decisions and improve resource allocation in clinical programs. This rapid implementation solution provides cross-study and cross-company trend and benchmark analytics, analyzable at relevant levels with advanced reporting and visualization tools that provide operational and high-level insights into trial and program progress.
Medidata Balance is a randomization and trial supply management solution that enables development and implementation of sophisticated randomization and supply plans by life sciences organizations and a unified subject allocation and data entry experience by clinical sites. It streamlines the process of developing, building, and implementing subject allocation plans with interactive simulations and audit trail, enabling rapid design and set-up, including full unification with Medidata Rave. Medidata Balance also provides sites with a randomization interface with Medidata Rave, eliminating multiple system requirements and reducing administrative risk. Medidata Balance replaces the existing implementation-heavy processes of alternative randomization and supply trial management systems, most often offered through IVRS, with a short time-to-value, on-demand approach.
Medidata Patient Cloud is an ePRO application built for use on any app-ready iOS or Android device, such as smartphone or tablet, that captures questionnaire and diary assessment data that are then immediately available in the Medidata platform. Designed for simplified set-up through easy configuration, one-click form deployment, and software-based bring-your-own-device strategy, Patient Cloud captures patient-entered outcome data in a variety of formats, including visual analogue and numeric rating scales, with a familiar user interface designed to feel similar to other device apps.
Medidata Grants Manager enables our customers to develop and manage cost-effective trial budgets, with benchmark industry data and analysis of their own grant history to increase the efficiency of site contracting and to ensure fair and consistent site payments. Medidata Grants Manager includes data from over 300,000 grants and contracts and approximately 29,000 protocols across the range of therapeutic areas. Medidata Grants Manager Contracting, an extension of the application, allows sponsors to efficiently create, manage, and track budget negotiations with hundreds of investigative sites simultaneously. The contracting extension enables automated interaction between sponsors and sites, allowing budget agreements to be reached more quickly and efficiently than with current manual processes.
Medidata CRO Contractor provides an analytics tool that brings industry benchmarks to CRO outsourcing, budgeting, and negotiation, parallel to Medidata Grants Manager. Our database includes reliable cost benchmarks from contracts with more than 550 global CROs.
Medidata SQM is a set of cloud-based site quality management dashboards that provide study teams with a view of site quality at clinical sites throughout the trial, in order to monitor investigators gathering, recording, and reporting patient data efficiently and at the highest quality. Powered by advanced analytics, Medidata SQM's dashboards are fed with industry metrics in order to predict when a site's quality deviates from the norm, alerting the study team to quality changes while the study is ongoing.
Medidata Coder provides a centralized medical coding and synonym management solution that is unified with Medidata Rave, and also integrates with other EDC systems. Medidata Coder has configurable role-based workflows, as well as query, synonym and dictionary management functionality, including streamlined dictionary migration management that reduces risk, cost, and time for the sponsor.
Medidata Safety Gateway provides a solution for collecting and transmitting serious adverse events and related data from the EDC system at sites to safety reporting systems, reducing potential errors, and streamlining reporting. Medidata Safety Gateway automatically transmits safety case data entered into Medidata Rave at sites to sponsors' safety reporting systems using an industry-standard file format, reducing the burden of collecting and reconciling safety data.
Medidata Targeted SDV provides clinical development sponsors and CROs with an auditable and scalable solution to implement risk-based monitoring strategies, focusing data quality resources where needed most, for more efficient trials.
Technology and Support
We have designed our technology to maximize ease of use, flexibility, data visibility, and system scalability to handle high-volume, global trials as well as smaller studies. We deploy our solutions through the use of industry-standard web browsers and mobile devices, service-oriented architectures ("SOA"), three-tiered server architectures, or a web server, a proprietary application server and a database server. End users can access our solutions through any web browser from anywhere in the world without downloading or installing any Medidata-specific software. In addition, our cloud-based solutions feature end-to-end support for Unicode characters, required to deliver multi-lingual studies. We utilize technologies such as firewalls, intrusion detection, and encryption to ensure the privacy and security of our customers’ data, with a dedicated Security Information and Event Management ("SIEM") team monitoring our applications 24x7.
We develop our solutions on a broad base of technologies, including Java 2 Enterprise Edition ("J2EE"), Oracle, Microsoft.NET, Microsoft SQL Server, Business Objects, Ruby, AWS, Cassandra, MySQL, and Chef. By creating consistent data models that can accommodate the broad cloud-based requirements of multiple biopharmaceutical, medical device, and CRO customers, we have been able to avoid customer-specific builds or other customizations to our core product, thereby streamlining development and maintenance. Furthermore, our interfaces are built on fully documented APIs, which allow us to safely update customers’ data in new versions of the system, and to develop additional interfaces to address new market opportunities. By including version control and the ability to dynamically integrate data without system interruption, we are better able to accommodate the industry-specific challenges facing clinical trial teams around protocol amendments and the need for incremental changes to study data collection and cleaning processes during a clinical trial.
Medidata provides world-class delivery services to customers utilizing our products, with state of the art virtualization technologies to optimize the delivery of our cloud-based solutions, manage storage effectively, and maintain quality of service. These virtualization capabilities provide the ability to quickly scale to increased client usage. Medidata manages a hybrid cloud, operating our solutions on a combination of private data center and public cloud. Advanced monitoring services are provided on a 24/7 basis by trained Medidata staff to ensure that usage is delivered in a consistent manner. Advanced backup and storage frameworks are in place, and regionally-diverse data centers and trained engineering teams are utilized to provide for quick reaction time in the event of a disaster.

We have a dedicated global organization to support our customers and applications worldwide. We offer 24/7 support to our customers' investigator sites through multi-lingual help desks located in Edison, New Jersey; Conshohocken, Pennsylvania; Sofia, Bulgaria; London, United Kingdom; Tokyo, Japan; and Dalian, China.
Professional Services
We offer expert professional services to help life sciences companies realize higher value in their clinical development processes. Our clients vary in their resources, expertise, and preference for developing or deploying their studies on Medidata technology, and we offer flexible, tailored services to support each client's needs.
In order to help clients drive additional costs and inefficiencies out of their business, we offer consulting services to advise them on ways to optimize their clinical development processes from trial concept to conclusion. Our consultants use their extensive clinical expertise to leverage best practices in the use of clinical technologies, streamline and enhance trial processes, and increase clients’ competitiveness in the market. We also leverage Medidata Insights benchmarks and reports to help clients evaluate their clinical trial performance across the organization and against industry benchmarks.
Our professional services offerings include:

•
Configuration services. We provide implementation of the Medidata Clinical Cloud and our solutions, with efficient, scalable study build and configuration, and implementation support. Our methodology leverages both the industry-specific expertise of our employees and the specific capabilities of our platform to simplify, streamline, and expedite the implementation of our solutions.

•
Sponsor enablement. Our tailored strategies, business solutions, and knowledge transfer enable customers to design, configure, implement, and manage their own studies; we believe this maximizes the benefits of Medidata technology by enabling customers to develop the degree of autonomy most aligned with their organizational resources and strategic goals.

•	Partner support. We offer services supporting successful clinical programs at our CRO and systems integration partners, aimed at maximizing the value of the CRO/sponsor/technology collaboration.

•
E-learning and training. We offer self-administered e-learning courses as well as a variety of additional training services through our training group, known as Medidata Academy, to facilitate the successful adoption of our cloud-based solutions throughout the customer or partner organization.

•
Strategic consulting. Our technology, analytics, and benchmarking solutions support a re-engineered development process that may require our clients to implement internal changes. Medidata’s experienced domain experts provide consulting services to help organizations shift to new processes and systems, including re-engineering business processes across departments and changes in governance models. Our industry and technology experts draw on Medidata’s visibility into best practices and data-driven analytics to advise clients.

Research and Development
We believe that our future success depends on our ability to continue to enhance and broaden our cloud-based solutions to meet the evolving needs of clinical trial sponsors and other entities engaged in clinical trials. Equally important is our ability to innovate, taking advantage of latest technologies and monitoring trends in healthcare. As of December 31, 2014, we had 348 employees in research and development. Our efforts are focused on developing new, complementary software solutions, as well as enhancing our existing solutions. Our research and development department includes a product management team that works with both internal and customer experts to create new features and functionality, a team of software project managers, and a technical documentation team, as well as product engineering and software quality assurance functions. We also have a dedicated team building integration software and APIs on top of our platform. While the bulk of research and development focuses on commercial products, we pride ourselves in maintaining a team devoted to research, and we encourage all developers to take part in our Innovation Time program, supporting and rewarding creativity.
When developing our technical solutions to manage clinical data, industry regulatory requirements also dictate that substantial documentation be created to demonstrate data integrity in the solutions, and that our systems perform repeatedly, reliably, and in accordance with the system requirements. This process is known in the industry as validation, and our deliverable is a software validation package. Our software development lifecycle practices, which are part of a required quality system, include streamlined methodologies for generating and maintaining validation packages during the software release process. For those products that allow customers to upgrade at their discretion (for example, Medidata Rave), these methodologies include a validated path for upgrading existing installations and data. The robustness of the validation process and associated validation deliverables enable our customers to upgrade with confidence and stay on current technology. This allows Medidata to minimize the number of legacy releases that require maintenance and support. The majority of our cloud components are upgraded automatically, meaning that Medidata only has a single version of the software to maintain, and customers always access the latest, improved product. For products which are upgraded automatically, customers receive access to a fully tested software product prior to its official release into production as a fully validated product.
We incurred $71.8 million, $51.2 million, and $42.3 million in research and development expenses for the years ended December 31, 2014, 2013, and 2012, respectively.

Sales and Marketing
We market and sell our cloud-based solutions through a direct sales force and through relationships with CROs and other strategic partners. Our marketing efforts focus on increasing awareness, consideration, and preference for our cloud-based solutions and professional services and generating qualified sales leads. As of December 31, 2014, we had 227 employees in sales and marketing.
Our sales force operates globally with a focus on North America, Europe, and Asia. The team is organized by both region and focus area and includes business consultants and sales operations support. Sales through this direct channel currently represent the largest source of our total revenues.
Many sponsors of clinical trials outsource some or all of their clinical research activities as a means of controlling costs, expanding capacity, and focusing on core strengths. Our CRO relationships help position our solutions as the core platform for their outsourced services. Through our Medidata Partner Program, we partner with CROs to deliver our clinical trial technology along with the CRO’s project, data management, monitoring and other expertise. We train, certify, and support our CRO and other clinical services partners on our solutions, which enable our partners to quickly and cost-effectively implement our technology in sponsors’ studies.
As part of our customer and prospect approach, we measure and communicate the value of adopting our cloud-based solutions and platform in lowering costs, reducing time to market, minimizing risk, and enhancing therapeutic value. Our marketing objectives are to generate qualified sales leads, enhance the global recognition and reputation of our brand and solutions, and establish Medidata as the premier provider of clinical trial solutions. Our principal marketing initiatives target key executives and decision makers within our existing and prospective customer base.
Customers
We are committed to developing long-term, partnering relationships with our customers on a global basis and working closely with new customers to configure our systems to meet the unique needs of their trials. Our customers include leading pharmaceutical, biotechnology, medical device, and diagnostics companies, institutions (which include academic research centers, government, and other non-profit organizations), CROs, and other entities engaged in clinical trials. We generate revenues from sales to new customers as well as sales and renewals from our existing customers. Our global direct sales organization represents our primary source of sales, with an increasing volume of sales generated through our CRO relationships. As of December 31, 2014, we had 486 customers, including over 90% of the top 25 global pharmaceutical companies measured by drug revenue.
Our five largest customers accounted for 26%, 29%, and 29% of our revenues in 2014, 2013, and 2012, respectively. In 2014, 2013, and 2012, no single customer accounted for 10% or more of our total revenues.
We sell our solutions and provide services globally. Approximately 26%, 29%, and 33% of our revenues in each of the years ended December 31, 2014, 2013, and 2012, respectively, were derived from international operations. A summary of our domestic and international revenues and long-term assets is set forth in Note 1, “Summary of Significant Accounting Policies—Segment and Geographic Information,” to our consolidated financial statements, which are included in Item 15 of this Annual Report on Form 10-K.
Backlog
Our subscription backlog relates to our cloud-based offerings, representing the future contract value of outstanding multi-study and single-study arrangements, billed and unbilled, to be recognized in the current year. Backlog does not include new customer contracts, expected intra-year renewals, or other adjustments. For this reason, subscription backlog at the beginning of any period is not necessarily indicative of long-term future performance. As of January 1, 2015 and 2014, we had full-year subscription backlog of approximately $251 million and $228 million, respectively. Our presentation of backlog may differ from that of other companies in our industry.
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
We compete on the basis of several factors, including the following:

•	breadth and depth of solution offerings;

•	platform capabilities, including interoperability;

•	ease of use of our solutions and rates of user adoption;

•	solution functionality, flexibility, and price;

•	analytics and benchmarking;

•	speed and performance required to enable customers to access clinical trial data in real-time;

•	product reliability and scalability;

•	infrastructure accessibility and security;

•	regulatory compliance;

•	financial stability;

•	commercial and technology partnerships;

•	depth of expertise and quality of our professional services and customer support on a global basis; and

•	sales and marketing capabilities, including the ability to create and communicate operational value.
Although some of our competitors and potential competitors have greater name recognition, longer operating histories, more product offerings, and greater financial, technological, and other resources than we do, we believe that we compete favorably with our competitors on the basis of these factors.
Intellectual Property
Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing the proprietary rights of others. We rely upon a combination of trademark, trade secret, copyright, patent and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring our employees and consultants to enter into confidentiality, non-competition and assignment of inventions agreements. We have registered trademarks and service marks in the United States ("U.S.") and abroad, and filed applications for the registration of additional trademarks and service marks. Our principal trademarks are “Medidata,” "Medidata Clinical Cloud," "Medidata Patient Cloud," “Medidata CRO Contractor,” “Medidata Designer,” “Medidata Grants Manager,” “Medidata Rave,” "Medidata Balance," "Medidata Coder," and "Medidata Insights." We also hold several domain names, including the domain names “mdsol.com” and “medidatasolutions.com.” As of December 31, 2014 we hold 16 patents, 9 of which were obtained during 2014, and have 11 published patent applications outstanding with the U.S. Patent and Trademark Office ("PTO"), as well as certain corresponding foreign patents and/or patent applications.
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
Government and Other Regulations
Regulation of Clinical Trials and Electronic Systems Used in Clinical Trials
The conduct of clinical trials is subject to regulation and regulatory guidance associated with the approval of new drugs, biological products and medical devices imposed upon the clinical trial process by the U.S. Food and Drug Administration ("FDA"), foreign governmental regulatory agencies and international non-governmental organizations, such as the International Conference on Harmonisation ("ICH"), and the World Health Organization ("WHO").
The laws, regulations, and guidance from various countries and regions are often, but not always, harmonized. In those areas that are not yet harmonized, conflicting or even contradictory requirements may exist. Further, the regulatory environment and requirements for clinical trials and drug/biologic/device approvals are undergoing rapid change in the U.S., the European Union, and other regions. We continue to monitor regulatory developments and industry best practices in these areas and make changes and introduce improvements as necessary to remain in compliance.
The use of our software products, services, and hosted solutions by customers engaged in clinical trials must be done in a manner that is compliant with a complex array of United States federal and state laws and regulations, including regulation by the FDA, as well as regulations and guidance issued by foreign governments and international non-governmental organizations. Our applications have been designed to allow our customers to deploy such clinical trials as part of a validated system, compliant with applicable laws and regulations.
The use of software during the clinical trial process must adhere to the regulations and regulatory guidance known as Good Clinical Practices ("GCPs"), other various codified practices such as the Consolidated Guidance for Industry from the International Conference on Harmonisation Regarding Good Clinical Practices for Europe, Japan, and the U.S., and other guidance documents. In addition to these regulations and regulatory guidance, the FDA and regulatory authorities from other countries have developed regulations and regulatory guidance concerning electronic records and electronic signatures. In the U.S., these regulations are interpreted for clinical trials in a guidance document titled FDA Computerized Systems Used in Clinical Investigations—Guidance for Industry. In general, regulatory guidance stipulates that computerized systems used to capture or manage clinical trial data must meet certain standards for attributability, accuracy, retrievability, traceability, inspectability, validity, security, and dependability. If we or our customers violate the GCPs or other regulatory requirements, both parties run the risk that the violation will result in a regulatory citation, the suspension of the clinical trial, investigator disqualification or debarment, the rejection or withdrawal of a product marketing application, criminal prosecution, or civil penalties. Such risks not only impact our customers, but could also have a material adverse effect on our business, results of operations, or financial condition.
Regulation of Health Information
Government regulation of the use and disclosure of patient privacy and data protection imposes a number of requirements. In the U.S., regulations issued pursuant to the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), require certain “covered entities,” including facilities and providers that are involved in clinical trials, to comply with established standards regarding the privacy and security of protected health information, and to use standardized code sets when conducting certain electronic transactions. The regulations also require “business associates” that provide services on behalf of the covered entity to follow the same standards.

Although we are not a “covered entity” or a “business associate” and therefore technically are not subject to HIPAA regulations, many users of our products and services are directly regulated under HIPAA and our products cannot be utilized in a manner that is inconsistent with the users’ HIPAA compliance requirements. In addition, to the extent we perform functions or activities on behalf of customers that are directly regulated by such health-related privacy laws, we may be required to comply with a number of the same HIPAA requirements. The breach of such requirements on our part may result in liability to our customers and us. In addition to HIPAA, most states within the U.S. have enacted or are considering their own privacy and data protection laws. Such state laws, if more stringent than HIPAA requirements, are not preempted by the federal requirements and we must comply with them as well.
In addition to complying with the privacy laws of the U.S., many foreign governments have data privacy protection laws that include additional protections for sensitive patient information, such as confidential medical records. Because we provide services in many of these countries, we must meet these requirements and must provide our services in a manner that supports our customers’ compliance obligations.
Employees
As of December 31, 2014, we had a total of 1,077 employees, of which 352 were employed at our headquarters in New York, 489 at other locations in the United States, 142 in the United Kingdom, and 94 in Japan. As of December 31, 2014, we had 323 employees in customer services and support, 31 employees in data operations, 348 employees in research and development, 227 employees in sales and marketing, and 148 employees in administration and executive management. We also retain additional outside contractors from time to time to supplement our services and research and development staff on an as-needed basis. As of December 31, 2014, we had 206 independent contractors, the majority of which have been engaged in connection with help desk and customer service functions. None of our employees are covered by a collective bargaining agreement. We consider our relationships with our employees to be good.
Available Information
We were organized as a New York corporation in June 1999 and reincorporated in the State of Delaware in May 2000. Our principal executive offices are located at 350 Hudson Street, 9th Floor, New York, New York 10014, and our telephone number is (212) 918-1800. Our website is located at www.mdsol.com. No information contained on our web site is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as reports relating to our securities filed by others pursuant to Section 16 of such act, are available through the investor relations page of our web site free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). The SEC maintains a web site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

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
Our quarterly and annual revenues and operating results have varied in the past and may vary significantly in the future depending on factors such as:

•	budgeting cycles of our customers;

•	the length of our sales cycle;

•	increased competition;

•	our ability to develop innovative products;

•	the timing of new product releases by us or our competitors;

•	market acceptance of our products;

•	changes in our and our competitors’ pricing policies;

•	the financial condition of our current and potential customers;

•	changes in the regulatory environment;

•	changes in operating expenses and personnel changes;

•	our ability to hire and retain qualified personnel;

•	the effect of potential acquisitions and consequent integration;

•	changes in our business strategy;

•	increases in our costs due to inflation; and

•	general economic factors, including factors relating to disruptions in the world credit and equity markets and the related impact on our customers’ access to capital.
Our future growth is dependent on the successful development and introduction of new products and enhancements. There can be no assurance that we will be successful in developing and marketing, on a timely basis, new products or product enhancements, that our new products will adequately address the changing needs of the marketplace or that we will successfully manage the transition from existing technologies. Certain of these products require a higher level of sales and support expertise. The ability of our sales channel to obtain this expertise and to sell the new product offerings effectively could have an adverse impact on our sales and financial results in future periods. Any of these scenarios may result in the loss of or delay in customer acceptance, diversion of development resources, damage to our reputation, or increased service and warranty costs, any of which could have a material adverse effect on our business, financial position, results of operations, and cash flows.
In addition, a significant portion of our operating expenses is relatively fixed and planned expenditures are based in part on expectations regarding future revenues. Accordingly, unexpected revenue shortfalls may decrease our gross margins and could cause significant changes in our operating results from year to year. As a result, in future quarters our operating results could fall below the expectations of securities analysts or investors, in which event our stock price would likely decrease.
We derive a significant percentage of our revenues from a concentrated group of customers and the loss of one or more major customers could materially and adversely affect our business, results of operations or financial condition.
Our top five customers accounted for approximately 26%, 29%, and 29% of our revenues in 2014, 2013, and 2012, respectively. In 2014, 2013, and 2012, no single customer accounted for 10% or more of our total revenues. The loss of any of our major customers could have a material adverse effect on our results of operations and financial condition. We may not be able to maintain our customer relationships, and our customers may delay payment under, or fail to renew, their agreements with us, which could adversely affect our business, results of operations or financial condition. Any reduction in the amount of revenues that we derive from these customers, without an offsetting increase in new sales to other customers, could have a material adverse effect on our operating results. A significant change in the liquidity or financial position of our customers could also have a material adverse effect on the collectability of our accounts receivable, our liquidity and our future operating results.
If our customers cancel their contracts or terminate or delay their clinical trials, we may lose or delay revenues and our business may be harmed.
Certain of our customer contracts are subject to cancellation by our customers at any time with limited notice. Customers engaged in clinical trials may terminate or delay a clinical trial for various reasons, including the failure of the tested product to satisfy safety or efficacy requirements, unexpected or undesired clinical results, decisions to deemphasize a particular product or forgo a particular clinical trial, decisions to downsize clinical development programs, insufficient patient enrollment or investigator recruitment, and production problems resulting in shortages of required clinical supplies. In the case of our cloud-based solutions and services, any termination or delay in the clinical trials would likely result in a consequential delay or termination in those customers’ service contracts. We have experienced terminations and delays of our customer service contracts in the past (although no such past terminations have had a significant impact on our results of operations) and we expect to experience additional terminations and delays in the future. The termination of single-study arrangements could result in decreased revenues and the delay of our customers’ clinical trials could result in delayed professional services revenues, which could materially harm our business.
As our focus turns to selling additional cloud-based solutions and services to enterprise customers, our sales cycle may become more time-consuming and expensive, we may experience resistance to our pricing strategy, and implementation challenges may arise, any of which could harm our business and operating results.
Our future success depends in part on our ability to sell additional cloud-based solutions and services to our current customers. This may also require increasingly sophisticated and costly sales efforts that are targeted at senior management. Similarly, the rate at which our customers purchase new or enhanced services depends on a number of factors, including how our customers react to any pricing dynamics related to these additional solutions and services. If our efforts to upsell to our customers are not successful and negative reaction occurs, our growth prospects may suffer.
As we target more of our platform sales efforts at larger enterprise customers, we may face greater costs, longer sales cycles, and less predictability in our sales pipeline. The customer’s decision to use our solutions and services may be an enterprise-wide decision and, if so, these types of sales would require us to provide prospective customers with greater levels of education regarding the use and benefits of our cloud-based solutions and services, as well as education regarding privacy and data protection laws. As a result of these factors, these sales opportunities may require us to devote greater sales support and professional services resources to individual customers, driving up costs and time required to complete sales and diverting our sales and professional services resources to a small number of large transactions.
If the market for some of our cloud-based solutions and services develops more slowly than we expect, our revenues may not grow to the extent or at the pace expected, and our business could be adversely affected.
The market for some cloud-based solutions and services is not as mature as the market for on-premise enterprise software in the life sciences industry, and it is uncertain how quickly and to what extent all of our cloud-based solutions will achieve and sustain high levels of customer demand and market acceptance in the life sciences industry. Our success will depend to a substantial extent on increasing adoption of cloud-based solutions in the life sciences industry. Some life sciences companies devote substantial resources to integrating traditional enterprise software into their businesses, and therefore may be slow to fully migrate to cloud-based solutions and services. The rate of expansion of cloud-based solutions and services in the life sciences industry depends on a number of factors, including the cost, performance, and perceived value associated with cloud-based solutions, as well as the ability of providers of cloud-based solutions to address security, privacy, and unique regulatory requirements or concerns. If we or other cloud-based solution providers experience security incidents, loss of customer data, disruptions in delivery or other problems, the market for cloud-based solutions in the life sciences industry, including our solutions, may be adversely affected. If there is a reduction in demand for cloud-based solutions caused by technological challenges, weakening economic conditions, security or privacy concerns, competing technologies and products, decreases in corporate spending or otherwise, our revenues could decrease and our business could be adversely affected.
If our security is breached, our business could be disrupted, our operating results could be harmed, and customers could be deterred from using our products and services.
Our business relies on the secure electronic transmission, storage, and hosting of sensitive information, including clinical data, financial information, and other sensitive information relating to our customers, company, and workforce. We anticipate collecting more such information directly from patients as part of our Patient Cloud and mobile health ("mHealth") initiatives, including via mobile devices and related systems provided by third parties. As a result, we face some risk of a deliberate or unintentional incident involving unauthorized access to our computer systems (including, among other methods, cyber attacks or social engineering) that could result in misappropriation or loss of assets or sensitive information, data corruption, or other disruption of business operations. In light of this risk, we have devoted significant resources to protecting and maintaining the confidentiality of our information, including implementing security and privacy programs and controls, training our workforce, and implementing new technology. We have no guarantee that these programs and controls will be adequate to prevent all possible security threats. We believe that any compromise of our electronic systems, including the unauthorized access, use, or disclosure of sensitive information or a significant disruption of our computing assets and networks, would adversely affect our reputation and our ability to fulfill contractual obligations, and would require us to devote significant financial and other resources to mitigate such problems, and could increase our future cyber security costs. Moreover, unauthorized access, use, or disclosure of such sensitive information could result in contractual or other liability. In addition, any real or perceived compromise of our security or disclosure of sensitive information may result in lost revenues by deterring customers from using or purchasing our products and services in the future or prompting them to use competing service providers.
Any failure by us to properly protect customer data, including any personal health information we possess or are deemed to possess in connection with the conduct of clinical trials, could subject us to significant liability.
Our customers use our solutions to collect, manage, and report information in connection with the conduct of clinical trials. This information may be considered our customers’ proprietary information or personal health information of the clinical trial participants or patients. In addition, our Patient Cloud and mHealth initiatives are anticipated to result in our collecting more data (which may or may not be personal health information) directly from patients, including via mobile devices and related systems provided by third parties. Regulation related to the use and disclosure of personal health information continues to expand in scope and complexity. Increased focus on individuals’ rights to confidentiality of their personal information, including personal health information, could lead to an increase in existing and future legislative or regulatory initiatives giving direct legal remedies to individuals, including rights to damages, against entities deemed responsible for not adequately securing such personal information. In addition, courts may look to regulatory standards in identifying or applying a common law theory of liability. Since we receive and process our customers’ data or personal information of clinical trial participants and patients from customers utilizing our hosted solutions, there is a risk that we could be liable if there were a breach of any obligation to a protected person under contract, standard of practice or regulatory requirement. If we fail to properly protect our customers’ data or personal information that is in our possession or deemed to be in our possession, we could be subjected to significant liability and our reputation would be harmed.
We rely upon a single internal hosting facility and Amazon Web Services to deliver our solutions to our customers and any disruption of or interference with our hosting systems, operations, or use of the Amazon Web Services would harm our business and results of operations.
Substantially all of the computer hardware necessary to deliver our solutions is located at our internal hosting facility in Houston, Texas. In addition to our dedicated hosting facility, we utilize third-party cloud computing services from Amazon Web Services ("AWS") to help us efficiently scale our cloud-based solutions. Because we cannot easily switch our AWS-serviced operations to another cloud provider, any disruption of or interference with our use of AWS would impact our operations, and our business would be adversely impacted. Our systems and operations or those of AWS could suffer damage or interruption from human error, fire, flood, power loss, telecommunications failure, break-ins, terrorist attacks, acts of war, and similar events. The occurrence of a natural disaster, an act of terrorism or other unanticipated problems at our or AWS's hosting facilities could result in lengthy interruptions in our service. Although we and AWS maintain backup facilities and disaster recovery services in the event of a system failure, these may be insufficient or fail. Any system failure, including network, software, or hardware failure, that causes an interruption in our Houston data center or our use of AWS or that causes a decrease in responsiveness of our cloud-based solutions could damage our reputation and cause us to lose customers, which would harm our business and results of operations. Our business may be harmed if our customers and potential customers believe our service is unreliable.

Defects or errors in our cloud-based solutions could harm our reputation, result in significant cost to us and impair our ability to market our solutions.
The software applications underlying our cloud-based solutions and services, including Medidata Rave, are inherently complex and may contain defects or errors, some of which may be material. Errors may result from our own technology or from the interface of our cloud-based solutions with legacy systems and data, which we did not develop. The risk of errors is particularly significant when a new product is first introduced or when new versions or enhancements of existing products are released. The likelihood of errors is increased as a result of our commitment to the frequent release of new products and enhancements of existing products.
We have, from time to time, found defects in our solutions. Although these past defects have not resulted in any litigation against us to date, we have invested significant capital, technical, managerial, and other resources to investigate and correct these past defects and we have needed to divert these resources from other development efforts. In addition, material performance problems or defects in our solutions may arise in the future. Material defects in our cloud-based solutions could result in a reduction in sales, delay in market acceptance of our solutions or credits or refunds to our customers. In addition, such defects may lead to the loss of existing customers and difficulty in attracting new customers, diversion of development resources or harm to our reputation.
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
We intend to pursue potential acquisitions of and investments in businesses, technologies, or products complementary to our business and periodically engage in discussions regarding such possible acquisitions. For example, we acquired Fast Track Systems, Inc. ("Fast Track") in March 2008; Clinical Force Limited ("Clinical Force") in July 2011; and Patient Profiles, LLC ("Patient Profiles") in October 2014.
We may encounter difficulties in identifying and acquiring complementary products, technologies, or businesses, and in the case of executed acquisitions, may encounter numerous risks, including some or all of the following:

•	substantial cash expenditures;

•	incurrence of costs, debt, and contingent liabilities, some of which we may not identify at the time of acquisition or which may ultimately be greater than we anticipate;

•	difficulties in integrating and assimilating the operations, products, and personnel of the acquired companies;

•	diversion of management’s attention away from other business concerns;

•	risk associated with entering markets in which we have limited or no direct experience;

•	potential loss of key employees, customers, and strategic alliances from either our current business or the target company’s business; and

•	delays in customer purchases due to uncertainty and the inability to maintain relationships with customers of the acquired businesses; and

•	failure to achieve anticipated business development benefits due to an inadequate evaluation of acquisitions or investments.
An acquisition may not result in short-term or long-term benefits to us. The failure to execute acquisitions or investments successfully or otherwise adequately address these risks could materially harm our business and financial results. We may incorrectly judge the value or worth of an acquired company or business. In addition, our future success will depend in part on our ability to manage the growth anticipated with these acquisitions.
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

Our revenues derived from international operations are subject to risks that could have a material adverse effect on our results of operations.
We intend to continue our strategic expansion into new geographic areas and expect that international customers will continue to account for a substantial percentage of our revenues. International operations are subject to inherent risks. These risks include:

•	the economic conditions in these various foreign countries and their trading partners, including conditions resulting from disruptions in the world credit and equity markets;

•	political instability;

•	longer payment cycles;

•	greater difficulty in accounts receivable collection and enforcement of agreements;

•	requirements to comply with foreign laws;

•	data privacy laws which require that customer data be stored and processed in a designated territory;

•	changes in regulatory requirements;

•	fewer legal protections for intellectual property and contract rights;

•	tariffs or other trade barriers;

•	difficulties in managing foreign operations;

•	unavailability of staff with needed skills;

•	exposure to interest rate fluctuations;

•	transportation delays;

•	potentially adverse tax consequences; and

•	exposure to foreign currency exchange risk associated with transactions entered into in currencies other than the U.S. dollar.
Our failure to successfully mitigate these risks could have a material adverse effect on our business, results of operations and financial condition.
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
We currently rely on third-party software-as-a-service vendors in connection with many critical functions of our business, including enterprise resource planning services, customer relationship management services, enterprise cloud applications for human resources, and electronic communication services. Further, some of our cloud-based solutions are hosted by Amazon Web Services. If any of these services fail or become unavailable due to extended outages or interruptions, or the security of our data stored with the vendors is compromised, or our own access to our data stored with the vendors is restricted or terminated, or the cloud-based services we use are no longer available on commercially reasonable terms or prices, our revenue could be reduced, our reputation could be damaged, expenses could increase, our ability to manage our finances, sales opportunities and workforce could be interrupted and our processes for delivering services and supporting our customers could be impaired until equivalent services are identified, obtained and implemented, all of which could adversely affect our business.
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
Our success is heavily dependent upon our intellectual property and other proprietary rights. We rely upon a combination of trademark, trade secret, copyright, patent and unfair competition laws, as well as license and access agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring certain of our employees and consultants to enter into confidentiality, non-competition and assignment of inventions agreements. The steps we take to protect these rights may not be adequate to prevent misappropriation of our technology by third parties, or may not be adequate under the laws of some foreign countries, which may not protect our intellectual property rights to the same extent as do the laws of the United States.
Our attempts to protect our intellectual property may be challenged by others or invalidated through administrative process or litigation, and agreement terms that address non-competition are difficult to enforce in many jurisdictions and may not be enforceable in any particular case. In addition, there remains the possibility that others will “reverse engineer” our products in order to introduce competing products, or that others will develop competing technology independently.
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
Our cloud-based solutions utilize software covered by open source licenses. Open source software is typically freely accessible, usable and modifiable, and is used by our development team in an effort to reduce development costs and speed up the development process. Certain open source software licenses require a user who intends to distribute the open source software as a component of the user's software to disclose publicly part or all of the source code to the user's software. In addition, certain open source software licenses require the user of such software to make any derivative works of the open source code available to others on unfavorable terms or at no cost. This can subject previously proprietary software to open source license terms. While we monitor the use of all open source software in our products, processes and technology and try to ensure that no open source software is used in such a way as to require us to disclose or make available the source code to the related product or solution, such use could inadvertently occur. This could harm our intellectual property position and have a material adverse effect on our business.
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
We are from time to time subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes and employment claims made by our current or former employees. From time to time, third parties have asserted and may in the future assert intellectual property rights to technologies that are important to our business and have demanded and may in the future demand that we license their technology. In March 2011, we were named in a complaint for patent infringement filed by DataTrak. See Note 15, “Commitments and Contingencies—Legal Matters,” to the consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for full descriptions. Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, overall financial condition and operating results. Insurance may not cover such claims, may not be sufficient for one or more such claims and may not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, negatively affecting our business, results of operations, and financial condition.

Our contracts with the U.S. government are subject to termination rights and other risks that could adversely affect us.
Because our U.S. government contracts and subcontracts are generally subject to procurement laws and regulations, we may not receive all of the future revenues we anticipate receiving under those contracts and subcontracts in the expected periods. Some of our government contracts are governed by the Federal Acquisition Regulation ("FAR"), which includes uniform policies and procedures for acquiring goods and services by the U.S. government. The FAR also contains guidelines and regulations for managing a contract after an award, including conditions under which contracts may be terminated, in whole or in part, at the government’s convenience. These regulations also subject us to financial audits and other reviews by the government of our costs, performance, accounting and general business practices relating to our government contracts, which may result in adjustment of our contract-related costs and fees. Any such future procurement actions by government customers are subject to risks and uncertainties, which could affect the allocation, timing, schedule, and scope of our government contracts and subcontracts.
We are increasingly dependent upon CRO partners to generate a significant portion of our sales.
We face ongoing business risks due to our growing reliance on our CRO partners to generate sales. We rely on our CRO partners for a significant portion of our revenue. These partners have considerable discretion in electing whether to utilize our solutions for their outsourced clinical trial management services. Should our relationships with our CRO partners or the effectiveness of our CRO partners decline, we face the risk of declining demand for our services which would affect our revenue and results of operations. In addition, any disruptions of our CRO partners' operations, such as a decline in their sales or competitive position, could have an adverse impact on our business.
Risks Related to Our Industry
We face significant competition, which could cause us to lose business or achieve lower margins.
The market for our clinical trial solutions is intensely competitive and characterized by rapidly changing technologies, evolving industry standards and frequent new product and service introductions and enhancements that may render existing products and services obsolete. Accordingly, our market share and margins are subject to sudden declines. Some of our competitors have longer operating histories, greater financial, technical, marketing and other resources and greater name recognition than we do. These competitors may respond more quickly than we can to new and emerging technologies and changing customer and regulatory requirements, or devote greater resources to the development, promotion and sale of their solutions. New competitors may enter our market in the future, as barriers to entry are relatively low in our industry. Increased competition may result in pricing pressures, which could negatively impact our sales, gross margins or market share. In addition, current and potential competitors have established, and may in the future establish, relationships with vendors of complementary products, technologies or services to increase the penetration of their products in the marketplace. Even if our products and services are more effective than the products or service offerings of our competitors, current or potential customers might accept competitive products and services in lieu of purchasing our cloud-based solutions and services. Our failure to compete effectively could materially adversely affect our business, financial condition or results of operations.
We depend entirely on the clinical trial market, and a downturn in this market could cause our revenues to decrease.
Our business depends entirely on the clinical trials conducted or sponsored by pharmaceutical, biotechnology and medical device companies, CROs, and other entities. Our revenues may decline as a result of conditions affecting these industries, including general economic downturns, increased consolidation, decreased competition or fewer products under development. Other developments that may affect these industries and harm our operating results include product liability claims, changes in government regulation, changes in governmental price controls or third-party reimbursement practices and changes in medical practices. Disruptions in the world credit and equity markets may also result in a global downturn in spending on research and development and clinical trials and may impact our customers’ access to capital and their ability to pay for our solutions. Any decrease in research and development expenditures or in the size, scope or frequency of clinical trials could materially adversely affect our business, results of operations or financial condition.
Extensive governmental regulation of the clinical trial process and our products and services could require significant compliance costs and have a material adverse effect on the demand for our solutions.
The clinical trial process is subject to extensive and strict regulation by the FDA and other regulatory authorities worldwide. Our cloud-based solutions and services are also subject to state, federal, and foreign regulations. Demand for our solutions is largely a function of such government regulation, which is generally increasing at the state and federal levels in the United States and elsewhere, and subject to change at any time. Changes in the level of regulation, including a relaxation in regulatory requirements or the introduction of simplified drug approval procedures, could have a material adverse effect on the demand for our solutions. Proposals to place caps on drug prices could limit the profitability of existing or planned drug development programs, making investment in new drugs and therapies less attractive to pharmaceutical companies. Similarly, the requirements in the United States, the European Union, and elsewhere to create a detailed registry of all clinical trials could have an impact on customers’ willingness to perform certain clinical studies. In addition, the uncertainty surrounding the possible adoption and impact on health care of any Good Clinical Practices reforms could cause our customers to delay planned research and development until some of these uncertainties are resolved.
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
Our customer base could decline because of industry consolidation, and we may not be able to expand sales of our products and services to new customers. Consolidation in the pharmaceutical, biotechnology and medical device industries, and among CROs has accelerated in recent years, and this trend may continue. In addition, new companies or organizations that result from such consolidation may decide that our products and services are no longer needed because of their own internal processes or the use of alternative systems. As these entities consolidate, competition to provide products and services to industry participants will become more intense and the importance of establishing relationships with large industry participants will become greater. These industry participants may try to use their market power to negotiate price reductions for our products and services. Also, if consolidation of larger current customers occurs, the combined organization may represent a larger percentage of business for us and, as a result, we are likely to rely more significantly on the combined organization’s revenues to continue to achieve growth.
Risks Related to Our Common Stock
The price of our common stock may fluctuate significantly and investors could lose all or part of their investments.
Shares of our common stock were sold in our initial public offering ("IPO") in June 2009 at a price of $7.00 per share (on a post-split basis), and our common stock has subsequently traded as high as $68.21 and as low as $6.68 from our IPO through December 31, 2014. However, an active, liquid, and orderly market for our common stock on The NASDAQ Stock Market or otherwise may not be sustained, which could depress the trading price of our common stock. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including

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
From time to time, we may release guidance in our earnings releases, earnings conference calls, or otherwise, regarding our future performance that represent our management’s estimates as of the date of release. This guidance, which includes forward-looking statements, is based on projections prepared by our management. These projections are not prepared with a view toward compliance with published accounting and reporting guidelines, and neither our registered public accountants nor any other independent expert or outside party compiles or examines the projections and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.
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

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from our guidance and the variations may be material. In light of the foregoing, investors are urged not to rely upon, or otherwise consider, our guidance in making an investment decision with respect to our common stock. Any failure to successfully implement our operating strategy could result in the actual operating results being different from our guidance, and such differences may be adverse and material.
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
As a public company, we may incur significant administrative workload and expenses in connection with new and changing compliance requirements.
As a public company with common stock listed on The NASDAQ Stock Market, we must comply with various laws, regulations and requirements. New laws and regulations, as well as changes to existing laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and rules adopted by the SEC and by The NASDAQ Stock Market, may result in increased general and administrative expenses and a diversion of management's time and attention as we respond to new requirements.
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
In August, 2013, we completed an offering of $287.5 million aggregate principal amount of 1.00% convertible senior notes ("Notes"), due August 1, 2018. As a result of the Notes offering, we incurred $287.5 million principal amount of indebtedness, the principal amount of which we may be required to pay at maturity in 2018, or, upon the occurrence of a make-whole fundamental change (as defined in the indenture governing the Notes). There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all. In addition, this indebtedness could, among other things:

•	make it difficult for us to pay other obligations;

•
make it difficult to obtain favorable terms for any necessary future financing for working capital, capital expenditures, debt services requirements, acquisitions, and investments and other general corporate purposes;

•	require us to dedicate a substantial portion of our cash flow from operations to service the indebtedness, reducing the amount of cash flow available for other purposes; and

•	limit our flexibility in planning for and reacting to change in our business.

Conversion of the Notes may affect the price of our common stock.
Holders of the outstanding Notes will be able to convert them into our common stock under certain circumstances prior to February 1, 2018. Upon conversion, holders of the Notes would receive cash, shares of common stock or a combination of cash and shares of common stock, at our election. Any sales in the public market of shares of common stock issued upon conversion of the Notes could decrease the trading price of our common stock.
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our corporate headquarters and other material leased real property as of December 31, 2014 are shown in the following table. We do not own any real property.

Location	Use	Size	Expiration of Lease
New York, New York	Corporate headquarters	137,535 square feet	April 2024
Edison, New Jersey	Office space	24,236 square feet	December 2015
Conshohocken, Pennsylvania	Office space	10,297 square feet	June 2016
Ross, California	Office space	3,866 square feet	December 2015
Houston, Texas	Data center and office space	11,367 square feet	December 2020
Hammersmith, United Kingdom	Office space	23,066 square feet	November 2022
Tokyo, Japan	Office space	12,338 square feet	October 2023
Seoul, South Korea	Office space	699 square feet	February 2016
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
The following table sets forth, for the periods indicated, the split-adjusted high and low sales prices of our common stock as reported by The NASDAQ Global Market:

	2014		2013
	High	Low	High	Low
Fourth Quarter	$48.47	$37.01	$63.89	$42.28
Third Quarter	50.75	38.32	51.50	36.53
Second Quarter	58.61	32.10	39.11	26.51
First Quarter	68.21	49.72	29.01	20.00
Holders
On February 23, 2015, we had approximately 92 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, New York 11219.
Dividends
Since the completion of our IPO in June 2009, we have not declared or paid any cash dividends on our capital stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends on our common stock will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors that our board of directors considers relevant.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
From time to time, we grant nonvested restricted stock awards or performance-based restricted stock units to our employees pursuant to the terms of our Amended and Restated 2009 Long-Term Incentive Plan ("2009 Plan"). Under the provisions of our 2009 Plan, participants are allowed to cover their income tax withholding obligation through net shares upon vesting of their restricted shares or units. On the date of vesting, we determine the number of vested shares to be withheld by dividing the participant's income tax withholding obligation by the closing price of our common stock on the vesting date.
A summary of our repurchases of shares of our common stock for the three months ended December 31, 2014 is as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs
October 1 – October 31, 2014	1,953	$44.01	—	—
November 1 – November 30, 2014	—	—	—	—
December 1 – December 31, 2014	1,481	43.05	—	—
Total	3,434	$43.60	—	—
 (1) Represents the number of shares acquired as payment by employees of applicable statutory minimum withholding taxes owed upon vesting of restricted stock awards or performance-based restricted stock units granted under our 2009 Plan.

Stock Performance Graph
The following graph sets forth the total cumulative stockholder return on our common stock for the last five fiscal years as compared to the NASDAQ Composite Index and the NASDAQ Computer Index over the same period. This graph assumes a $100 investment in our common stock at $7.81 (on a post-split basis), which was the adjusted closing market price per share on December 31, 2009. The comparison in the graphs below are based upon historical stock performance and not indicative of, nor intended to forecast, future performance of our common stock.

Item 6. Selected Financial Data
Our selected consolidated financial information presented for each of the years ended December 31, 2014, 2013, and 2012 and as of December 31, 2014 and 2013 was derived from our audited consolidated financial statements, which are included in Item 15 of this Annual Report on Form 10-K. Our selected financial information presented for each of the years ended December 31, 2011 and 2010 and as of December 31, 2012, 2011, and 2010 was derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K.
The information contained in this table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and accompanying notes thereto included elsewhere in this Annual Report on Form 10-K.
Consolidated Statement of Operations Data

	Year ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share amounts)
Revenues:
Subscription	$280,041	$227,921	$171,647	$144,436	$136,395
Professional services	55,030	48,928	46,700	40,023	30,031
Total revenues (1)	335,071	276,849	218,347	184,459	166,426
Costs of revenues:
Subscription	45,576	37,053	32,600	28,408	26,400
Professional services	39,344	32,856	30,062	24,423	25,847
Total cost of revenues	84,920	69,909	62,662	52,831	52,247
Gross profit	250,151	206,940	155,685	131,628	114,179
Operating costs and expenses:
Research and development	71,757	51,202	42,276	29,568	25,772
Sales and marketing	83,435	66,337	47,739	36,147	30,721
General and administrative	69,111	65,513	37,777	37,056	34,379
Wire transaction loss (2)	5,784	—	—	—	—
Litigation settlement (3)	—	—	—	6,300	—
Total operating costs and expenses	230,087	183,052	127,792	109,071	90,872
Operating income	20,064	23,888	27,893	22,557	23,307
Interest and other (expense) income, net	(13,550)	(5,506)	176	408	415
Income before income taxes	6,514	18,382	28,069	22,965	23,722
Provision for income taxes (4)	422	1,721	10,049	(16,433)	905
Net income	$6,092	$16,661	$18,020	$39,398	$22,817
Earnings per share (5):
Basic	$0.12	$0.33	$0.37	$0.83	$0.50
Diluted	$0.11	$0.31	$0.35	$0.80	$0.47
Weighted-average common shares outstanding (5):
Basic	52,561	51,060	49,092	47,292	45,916
Diluted	55,247	54,118	50,938	49,314	48,124

Stock-based compensation expense and depreciation and amortization of intangible assets included in cost of revenues and operating costs and expenses are as follows:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Stock-based compensation expense
Cost of revenues	$4,313	$3,149	$1,751	$1,263	$755
Research and development	4,085	2,397	1,049	745	525
Sales and marketing	7,450	8,859	2,871	2,014	1,461
General and administrative	22,105	21,738	5,243	4,798	3,753
Total stock-based compensation	$37,953	$36,143	$10,914	$8,820	$6,494
Depreciation
Cost of revenues	$5,275	$3,975	$4,280	$4,371	$5,296
Research and development	2,302	1,289	944	966	1,227
Sales and marketing	849	339	603	329	443
General and administrative	1,381	529	315	562	754
Total depreciation	9,807	6,132	6,142	6,228	7,720
Amortization of intangible assets
Cost of revenues	499	589	1,276	1,088	1,107
Sales and marketing	129	215	516	501	352
Total amortization of intangible assets	628	804	1,792	1,589	1,459
Total depreciation and amortization of intangible assets	$10,435	$6,936	$7,934	$7,817	$9,179
Consolidated Balance Sheet Data

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Cash and cash equivalents	$39,517	$22,328	$32,683	$45,214	$16,025
Total marketable securities (6)	417,126	413,997	89,871	62,463	69,473
Total current assets	357,852	304,545	182,701	147,666	132,881
Restricted cash (7)	5,118	5,344	388	388	532
Total assets	622,217	573,353	224,631	189,835	157,945
Total deferred revenue (1)	64,264	54,058	54,671	63,262	83,768
Total capital lease obligations	46	80	155	250	780
Total long-term debt (6)	240,886	229,705	—	—	—
Stockholders’ equity (6)	264,699	225,813	142,091	104,117	51,126

(1)
As a result of our adoption of Accounting Standards Update ("ASU") No. 2009-13 on January 1, 2011, professional services revenues in multiple-element arrangements entered into in 2011 or later were recognized as rendered, subject to the proportional performance methodology, as a separate unit of accounting, as compared with the revenues recognized ratably over the term of the arrangements in prior periods. Additionally, such adoption had an impact on our subscription revenue recognition in multiple-element arrangements, to the extent that the start of revenue recognition for subscriptions is not dependent upon the delivery of professional services, which was a requirement under our former single unit of accounting revenue recognition policy for multiple-element arrangements. During the year ended December 31, 2011, we accelerated $6.0 million of deferred revenue related to those multiple-element arrangements that were materially modified in 2011, as per the requirements of ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements.

(2)
Operating costs and expenses for the year ended December 31, 2014 include a pre-tax charge of $5.8 million associated with an international wire transfer fraud committed against us during September 2014 and the related investigation costs. See Note 2, "Wire Transaction Loss," to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for more information.

(3)
In December 2011, we entered into a settlement agreement with Datasci, pursuant to which we settled the ongoing litigation for a one-time lump sum payment of $6.3 million, which was included in our results of operations for the year ended December 31, 2011.

(4)
For the years ended December 31, 2010 and prior, we did not realize an income tax benefit for the majority of our net operating loss carryforwards and other net deferred tax assets, as we had yet to determine whether it was more likely than not that our future income would be sufficient to utilize these tax benefits. Substantially all of our deferred tax assets were offset with valuation allowances. During the fourth quarter of 2011, we reversed the valuation allowance by approximately $19.0 million as it is more likely than not that our future income will be sufficient to utilize these tax benefits. This reversal of the valuation allowance was recorded as a tax benefit in our provision for income taxes for the year ended December 31, 2011.

(5)
Basic and diluted earnings per share amounts and basic and diluted weighted-average common shares outstanding have been adjusted for all periods presented to reflect a two-for-one stock split effected in the form of a stock dividend in December 2013.

(6)
In August 2013, we issued $287.5 million of 1.00% convertible senior notes which will mature on August 1, 2018 unless earlier repurchased or converted. In accounting for the issuance, we separated the notes into their liability and equity components. As of December 31, 2014, the notes are not convertible and the liability portion thereof has been recorded, net of discount, as long-term liabilities in our consolidated financial statements. Proceeds from this issuance have been invested into high quality marketable securities. See Note 9, "Debt," to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for more information regarding the convertible senior notes.

(7)
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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our financial condition and results of operations. You should read this discussion and analysis together with our consolidated financial statements and accompanying notes to consolidated financial statements included in Item 15 of this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based on management’s current expectations, estimates, and projections about our business and operations. Our actual results may differ from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those described in “Risk Factors” under Item 1A and elsewhere in this Annual Report on Form 10-K.
Overview
We are a leading global provider of cloud-based solutions for clinical research in life sciences, transforming clinical development through our applications and intelligent data analytics. Our platform technology brings new levels of productivity and quality to the clinical testing of promising medical treatments, from study design and planning through execution, management, and reporting. We are committed to advancing the competitive and scientific goals of our customers, which include over 90% of the top 25 global pharmaceutical companies measured by revenue.
Highlights
2014
We continued to grow our revenue greater than 20%, invest for future growth, and be profitable.
Revenue grew 21%, while we increased our spending on research and development as a percentage of revenue by 2.9 points and increased our sales and marketing spending as a percentage of revenue by 0.9 points.
Our general and administrative spending as a percentage of revenue decreased 2.9 points as we continued to drive efficiency and leverage for future growth.
Our revenue growth and general and administrative productivity allowed us to earn over $20 million of operating income despite the aforementioned investments in research and development and sales and marketing, and despite a $5.8 million loss due to the wire transfer fraud perpetrated against the company during the third quarter.
Net income was $6.1 million, representing a decline from 2013 primarily due to interest expense associated with the convertible debt we issued in August of 2013.
2013
In 2013, we achieved 27% revenue growth and made significant investments in our infrastructure and in the expansion of our sales team, all while maintaining strong profitability.
We increased our spending on sales and marketing to take advantage of new market opportunities, especially outside the U.S. Expressed as a percentage of revenue, our spending in this area grew 2.1 points. We also increased our general and administrative expense as a percentage of total revenue by 6.4 points due to expansion of our stock-based compensation plans and as we upgraded our offices and facilities in New York and overseas in response to our current growth and to ensure that we have scalable infrastructure for the future.
Net income was $16.7 million, representing a 7.5% reduction from 2012. The decrease was driven by the investments above, higher stock-based compensation, and several months of interest expense from the convertible debt issued in August 2013, partially offset by the impact of our revenue growth and a lower effective tax rate driven by research and development tax credits and reversal of valuation allowance associated with foreign tax credit.

Results of Operations
Revenues
Our revenues are derived from subscription and professional services. We sell multi-study, enterprise, and single-study arrangements that grant our customers the right to use our platform technology.
Our subscription revenues are comprised of subscription fees from clients accessing our cloud-based solutions. Subscriptions to our cloud-based solutions are principally provided through multi-study arrangements, which allow customers to manage up to a predetermined number of clinical trials for a term generally ranging from one to five years. We also offer single-study arrangements that allow customers to use our solutions for an individual study and/or to evaluate our products prior to committing to multi-study arrangements. Many of our customers have migrated from single-study arrangements to multi-study arrangements, which represent the majority of our subscription revenues. We recognize revenues from subscriptions ratably over the terms of these arrangements. A substantial majority of our subscription revenues in each period are generated from arrangements entered into during prior periods. Consequently, an increase or decrease in new subscription arrangements in a particular period may not significantly affect our results of operations in that period.
Professional services revenue is derived from the provision of professional services that help life sciences companies realize higher value in their clinical development processes. Our professional services provide our customers with reliable, repeatable, and cost-effective implementation and training in the use of our cloud-based solutions. We also offer consulting services to advise customers on ways to optimize their clinical development process from trial concept to conclusion. Over the long term, we expect professional services revenues to decline slightly as a percentage of total revenues as our customers and partners become more adept at the management and configuration of our technology for their clinical trials as part of our knowledge transfer efforts.
Revenues for 2014, 2013, and 2012 were as follows:

	2014	Change	2013	Change	2012
Revenues:	(amounts in thousands except percentages)
Subscription	$280,041	22.9%	$227,921	32.8%	$171,647
Percentage of total revenues	83.6%		82.3%		78.6%
Professional services	55,030	12.5%	48,928	4.8%	46,700
Percentage of total revenues	16.4%		17.7%		21.4%
Total revenues	$335,071	21.0%	$276,849	26.8%	$218,347
In 2014 and 2013, year-over-year growth in subscription revenues was largely the result of increased sales to our existing large and midmarket customers, both from renewals and from adoption of additional solutions from our technology platform, such as our offerings for coding, randomization, trial supply management, and risk-based monitoring. As of December 31, 2014 and 2013, 58% and 49% of customers, respectively, were using multiple solutions from our platform. Sales to new customers also contributed to the growth in subscription revenue in both years, comprising 8% and 13% of the total increase in subscription revenues in 2014 and 2013, respectively. We added 94 new customers in 2013 and 132 new customers in 2014 to reach a total of 486 clients as of December 31, 2014. At the end of 2014 and 2013, we had subscription backlog of approximately $251 million and $228 million, respectively, representing the future contract value of outstanding arrangements, billed and unbilled, to be recognized in 2015 and 2014, respectively.
Year-over-year growth in professional services revenues in 2014 and 2013 resulted from increased demand from new and existing customers for implementation and other professional services.
Cost of Revenues
Cost of revenues consists primarily of costs related to delivering, maintaining and supporting our cloud-based solutions and delivering our professional services and support. These costs include salaries, benefits, bonuses, and stock-based compensation for our data center and professional services staff. Cost of revenues also includes costs associated with our data center, including networking and related depreciation expense, as well as outside service provider costs, amortization expense, and general overhead. We allocate general overhead, such as applicable shared rent and utilities, to cost of revenues based on relative headcount. The costs associated with providing professional services are recognized as such costs are incurred. Over the long term, we believe that cost of revenues as a percentage of total revenues will decrease.

Cost of revenues for 2014, 2013, and 2012 was as follows:

	2014	Change	2013	Change	2012
Cost of revenues:	(amounts in thousands except percentages)
Subscription	$45,576	23.0%	$37,053	13.7%	$32,600
Percentage of total revenues	13.6%		13.4%		14.9%
Professional services	39,344	19.7%	32,856	9.3%	30,062
Percentage of total revenues	11.7%		11.9%		13.8%
Total cost of revenues	$84,920	21.5%	$69,909	11.6%	$62,662
Percentage of total revenues	25.3%		25.3%		28.7%

Gross profit	$250,151	20.9%	$206,940	32.9%	$155,685
Gross margin	74.7%		74.7%		71.3%
In 2014 and 2013, the year-over-year growth in cost of subscription revenues was primarily due to higher third-party cloud hosting costs resulting from increased platform activity, as well as increased expenses associated with other software-related contracts with outside vendors. 2014 in particular was affected by certain platform enhancements, such as increased monitoring of the availability and uptime of our infrastructure and end-user monitoring to better understand performance of our platform. Additionally, in both years, personnel-related costs contributed to the growth in cost of subscription revenues as a result of the headcount increases required to support our business growth.
The year-over-year growth in cost of professional services revenues was largely due to the increase in personnel-related costs associated with our headcount additions in response to increased demand for professional services. In 2014 in particular, cost of professional services revenues was also impacted by higher travel costs associated with the higher demand for professional services.
Overall gross margin increased from 71.3% in 2012 to 74.7% in 2013, driven by the significant growth in our higher margin subscription revenues, partially offset by decreased professional services margins resulting from continued workforce and other investments to enhance our strategic services offerings.
Operating Costs and Expenses
Research and Development. Research and development expenses consist primarily of personnel and related expenses for our research and development staff, including salaries, benefits, bonuses, and stock-based compensation, as well as the cost of certain third-party service providers and allocated overhead. We have focused our research and development efforts on expanding the functionality and ease of use of our cloud-based solutions. We expect research and development costs to increase in the future as we intend to release new features and functionality designed to maximize the efficiency and effectiveness of the clinical development process for our customers. Over the long term, we believe that research and development expenses as a percentage of total revenues will decrease.
Sales and Marketing. Sales and marketing expenses consist primarily of personnel and related expenses for our sales and marketing staff, including salaries, benefits, bonuses, and stock-based compensation, as well as commissions, travel costs, marketing and promotional events, corporate communications, advertising, other brand building and product marketing expenses, and allocated overhead. Our sales and marketing expenses have increased primarily due to our ongoing investments in customer acquisition and other activities to build brand awareness. We expect sales and marketing expenses to continue to increase in absolute dollars. Over the long term, we believe that sales and marketing expenses as a percentage of total revenues will decrease.
General and Administrative. General and administrative expenses consist primarily of personnel and related expenses for executive, legal, quality assurance, finance, and human resource departments, including salaries, benefits, bonuses, and stock-based compensation, as well as professional fees, insurance premiums, allocated overhead, and other corporate expenses. On an ongoing basis, we expect general and administrative expenses to increase modestly due to continued investment in our infrastructure to support our continued growth. Over the long term, we believe that general and administrative expenses as a percentage of total revenues will decrease.

Operating costs and expenses for 2014, 2013, and 2012 were as follows:

	2014	Change	2013	Change	2012
Operating costs and expenses:	(amounts in thousands except percentages)
Research and development	$71,757	40.1%	$51,202	21.1%	$42,276
Percentage of total revenues	21.4%		18.5%		19.4%
Sales and marketing	83,435	25.8%	66,337	39.0%	47,739
Percentage of total revenues	24.9%		24.0%		21.9%
General and administrative	69,111	5.5%	65,513	73.4%	37,777
Percentage of total revenues	20.7%		23.6%		17.2%
Wire transaction loss	5,784	100.0%	—	—%	—
Percentage of total revenues	1.7%		—%		—%
Total operating costs and expenses	$230,087	25.7%	$183,052	43.2%	$127,792
Percentage of total revenues	68.7%		66.1%		58.5%

Operating income	$20,064	(16.0)%	$23,888	(14.4)%	$27,893
Operating margin	6.0%		8.6%		12.8%
The growth in research and development expenses in 2014 and 2013 was primarily due to personnel-related costs associated with higher headcount in support of our growth. We have made continued and increasing investments in new products and services, such as mobile and patient data capture, and in strategic initiatives such as expansion into emerging markets and extended use of analytics across the entire platform. While headcount increased only 18% in 2014, personnel-related costs drove the majority of the year-over-year increase in spending as a result of changes in the composition of our team, as well as increased bonuses and stock-based compensation. During 2013, headcount increased 26%. Higher rent and facilities-related costs associated with our New York City headquarters also contributed to the increase in research and development expenses, particularly in 2014.
The growth in sales and marketing expenses in 2014 was largely driven by personnel-related costs associated with headcount increases to expand our global sales organization, particularly in emerging Asian markets. The growth in 2013 was driven by headcount dynamics and higher stock-based compensation. Sales and marketing headcount increased 19% in 2013 and 26% in 2014, to reach a total of 227 employees as of the end of 2014.
The growth in general and administrative expenses in 2014 was predominantly driven by higher personnel-related costs associated with a 17% increase in headcount to support our business growth, partially offset by a decrease in annual bonuses. To a lesser degree, the 2014 increase in general and administrative expense was driven by higher professional fees associated with the implementation and enhancement of internally used software platforms. The growth in general and administrative expenses in 2013 was primarily driven by a $16.5 million increase in stock-based compensation expense resulting from the initial recognition of expense associated with our long-term performance-based restricted stock units. Other personnel-related cost increases, higher professional fees, and increased rent expense associated with our New York City and Hammersmith, United Kingdom offices, also contributed to the 2013 increase in general and administrative expenses.
Our total operating costs and expenses for 2014 included a $5.8 million charge associated with the international wire transfer fraud committed against us on September 16, 2014, and the related investigation costs incurred. For further information, see Note 2, "Wire Transaction Loss," to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.
Interest and Other Income (Expense):
Interest and other (expense) income for 2014, 2013, and 2012 was as follows:

	2014	Change	2013	Change	2012
	(amounts in thousands except percentages)
Interest and other (expense) income	$(13,550)	146.1%	$(5,506)	(3,228.4)%	$176
The growth in interest and other expense in 2014 and 2013 was driven by cash and non-cash interest expense on the convertible senior notes that we issued in August 2013. We recognized a partial year of interest expense associated with the Notes in 2013, and a full year of expense in 2014. For further information, see Note 9, “Debt,” to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.

Income taxes
We are subject to income tax in the U.S. and foreign jurisdictions in which we conduct business. See Note 14, “Income Taxes,” to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for more information regarding our income taxes.
Income taxes for 2014, 2013, and 2012 was as follows:

	2014	2013	2012
	(amounts in thousands except percentages)
Provision for income taxes	$422	$1,721	$10,049
Effective tax rate	6%	9%	36%
The company had an effective tax rate of 6% for 2014 compared with 9% for 2013 and 36% for 2012. In 2014, our effective tax rate was lower than the U.S. statutory rate of 35% primarily due to the tax benefit of federal and state research and development credits and the domestic production activities deduction. In 2013, our effective tax rate was lower than the U.S. statutory rate of 35% primarily due to the tax benefit of federal and state research and development tax credits and reversal of valuation allowance associated with foreign tax credit, partially offset by limits on deductible executive compensation under Section 162(m) of the Internal Revenue Code.
Liquidity and Capital Resources
We believe that our cash flows from operations, cash and cash equivalents, and highly liquid marketable securities will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for the foreseeable future. Our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors, including any expansion of our business that we may complete. The following table presents selected financial information related to our liquidity and capital resources as of and for the years ended December 31, 2014, 2013, and 2012 (in thousands):

	2014	2013	2012
Cash, cash equivalents, and marketable securities	$456,643	$436,325	$122,554
Furniture, fixtures and equipment, net	$38,579	$41,229	$10,474
1.00% convertible senior notes, net	$240,886	$229,705	$—

Cash provided by operating activities	$61,616	$69,597	$13,245
Cash used in investing activities	$(30,444)	$(362,736)	$(34,692)
Cash (used in) provided by financing activities	$(13,863)	$282,807	$8,912
Cash, Cash Equivalents, and Marketable Securities
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
For 2014, cash provided by operating activities of $61.6 million was driven by strong customer collections, partially offset by operating expenditures, the wire transaction loss, and cash interest expense on our 1.00% convertible senior notes. Cash used in investing activities of $30.4 million consisted primarily of cash payments for capital expenditures of $15.8 million, cash consideration of $5.5 million paid to acquire Patient Profiles, and net purchases of marketable securities of $9.4 million. Cash used in financing activities of $13.9 million resulted predominantly from the acquisition of $28.6 million of treasury stock in connection with equity plan participant tax withholdings upon vesting and acquisition-related earn-out payment of $0.7 million, partially offset by equity plan proceeds of $9.7 million and excess tax benefit on equity awards of $5.8 million.
For 2013, cash provided by operating activities of $69.6 million was driven by strong customer collections, partially offset by operating expenditures, and income tax payments. Cash used in investing activities of $362.7 million consisted primarily of net purchases of marketable securities of $327.3 million using the proceeds of our debt issuance, cash payments for capital expenditures of $30.5 million in connection with our new New York City and Hammersmith, United Kingdom offices, and $5.0 million increase in restricted cash associated with letters of credit for office leases. Cash provided by financing activities of $282.8 million consisted predominantly of $287.5 million in proceeds from issuance of convertible senior notes, equity plan proceeds of $10.5 million, and excess tax benefit on equity awards of $4.5 million, partially offset by acquisition of treasury stock of $10.8 million in connection with equity plan participant tax withholdings upon vesting, debt issuance costs of $8.1 million, and acquisition-related earn-out payment of $0.4 million.

For 2012, cash provided by operating activities of $13.2 million was driven by strong customer collections, partially offset by operating expenditures and income tax payments. Cash used in investing activities of $34.7 million consisted primarily of net purchase of marketable securities of $29.0 million and cash payments for capital expenditures of $5.7 million. Cash provided by financing activities of $8.9 million consisted predominantly of $9.3 million in equity plan proceeds and excess tax benefit on equity awards of $3.7 million, partially offset by acquisition of treasury stock of $3.4 million in connection with equity plan participant tax withholdings upon vesting and acquisition-related earn-out payment of $0.3 million.
Capital Assets
We made $8.2 million in capital expenditures during 2014, predominantly related to our New York City headquarters and our Tokyo, Japan office. Our actual cash payments for capital expenditures during 2014 were $15.8 million. We expect to make $21 to $24 million in capital expenditures during 2015, primarily related to our New York City headquarters, our New Jersey office, and continued enhancement of the infrastructure and capacity of our Houston, TX, data center.
Debt
In August 2013, we issued $287.5 million of 1.00% convertible senior notes which will mature on August 1, 2018 unless earlier repurchased or converted. Upon conversion, we will deliver to the holders of the Notes either cash, shares of our common stock, or a combination thereof, at our election. If converted, we intend to settle the principal amount of the Notes in cash and any excess conversion value beyond the principal amount in shares of our common stock, cash, or a combination thereof. As of December 31, 2014 the Notes are not convertible and therefore are classified as long-term liabilities on our consolidated balance sheet. We intend to use the net proceeds from the offering for working capital and other general corporate purposes, including possible acquisitions of, or investments in, businesses, technologies, or products complementary to our business. For further information, see Note 9, “Debt,” to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.
Our senior secured credit facility, as amended, including a $10.0 million revolving line of credit, which was entered into in September 2008, matured on September 30, 2013. We were in compliance with all covenants and the revolving line of credit remained undrawn throughout the entire term.
Critical Accounting Estimates
Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions about certain items and future events. We consider the following estimates and assumptions to be critical to an understanding of our financial statements because they inherently involve levels of subjectivity and judgment and may have a material impact on our financial condition or results of operations. Also see Note 1, “Summary of Significant Accounting Policies,” to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K, which discusses our critical accounting policies.
Revenue Recognition
We typically sell our technology in multiple-element arrangements that combine a subscription to our cloud-based platform with various professional services. Our professional services are typically sold together with subscriptions as a component of a single-study or multi-study arrangement.
To qualify as a separate unit of accounting, the delivered item must have value to the customer on a standalone basis. The significant deliverables under our multiple-element arrangements are subscription and professional services.
We have determined that our various cloud-based solutions have standalone value and consider them separate units of accounting. In determining whether each of our solutions has standalone value, we considered factors including the availability of similar solutions from other vendors, our fee structure based on inclusion and exclusion of the solution, and our marketing and delivery of the solution. The service components of our subscriptions, including license, delivery, and support are combined and accounted for as a separate unit of accounting. We use estimated selling price ("ESP") to determine the selling price for our subscriptions when sold in multiple-element arrangements, as we do not have vendor-specific objective evidence ("VSOE") for these subscriptions and third-party evidence ("TPE") is not a practical alternative due to differences in features and functionality as compared with other companies’ offerings.
We have also determined that our professional services have standalone value because those services are sold separately by other vendors. We use ESP to determine the selling price for professional services when sold in multiple-element arrangements. Due to insufficient reliable pricing data, we are unable to establish VSOE. While other vendors offer similar services, they represent a small component of the vendor's total offerings. As a result, we are unable to reliably determine TPE on a standalone basis.
We determine our single-point ESP for subscription and professional services as follows:

•
Subscription. We utilize a pricing tool that provides price quotes for our subscription configurations. Any new potential customer subscription arrangements must be priced through the utilization of our pricing tool. We have established an internal committee to monitor compliance and evaluate pricing data on a periodic basis. This evaluation includes the judgmental review of historical pricing data, market conditions consideration, and the review of pricing strategies and practices. Any necessary pricing modification made to the pricing tool is supported by the result of such evaluation. Accordingly, our ESP for subscriptions is obtained from this pricing tool.

•
Professional Services. We evaluate internal historical professional services pricing data to determine average pricing rates by type of professional services rendered. These averages are utilized to determine ESP for professional services, and are reviewed and updated at least annually.

We then allocate the arrangement consideration based on its relative ESP. Changes in the methods or assumptions used in determining ESP could have a material effect on our future results of operations.
Stock-Based Compensation
For all equity grants, we recognize compensation cost under the straight-line method, net of estimated forfeitures. Forfeiture assumptions used in amortizing stock-based compensation expense are management estimates based on an analysis of historical data. Refer to Note 11, “Stock-Based Compensation,” to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for more information about our equity plans and the types of equity compensation we grant to employees.
We measure the fair value of stock options on the date of grant using the Black-Scholes pricing model which requires the use of several estimates, including:

•	the expected volatility of our stock price;

•	the expected life of the option;

•	risk free interest rates; and

•	expected dividend yield.
For stock options, we use stock price volatility of our publicly traded stock as a basis for determining the expected volatility. We believe this is the best estimate of the expected volatility over the weighted-average expected life of the stock options. As we do not have sufficient historical exercise data in the period since our stock began being publicly traded to provide a reasonable basis upon which to estimate the expected life, we use the simplified method as allowed under SEC Staff Accounting Bulletin Topic 14 for estimating the expected life of options as all of our options qualify as "plain-vanilla" options. The risk-free interest rate is based on the U.S. Treasury yield curve with a maturity tied to the expected life of the stock option. We have not paid and do not expect to pay dividends on our common stock. Thus, no expected dividend yield is factored into our Black-Scholes model.
The fair value of each employee stock purchase plan ("ESPP") share is also estimated using the Black-Scholes pricing model. We use stock price volatility of our publicly-traded stock as a basis for determining expected volatility, as we believe this is the best estimate of the expected volatility over the weighted-average expected life of the ESPP shares. The expected life of each ESPP share is equivalent to the time between the beginning of the offering period and the end of the related purchase period. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the beginning of the offering period with a maturity tied to the expected life of the ESPP share. We have not paid and do not expect to pay dividends on our common stock. Thus, no expected dividend yield is factored into our Black-Scholes model. Compensation expense for ESPP shares is recognized, net of estimated forfeitures, on a straight-line basis over the term of the offering period.
The fair value of each performance-based restricted stock unit ("PBRSU") whose vesting is based upon the achievement of a market condition is based upon the results of a Monte Carlo valuation model, which requires the use of estimates, including:

•
the expected volatility of our stock price and, in some cases when the market condition compares the performance of our stock with the NASDAQ Composite Index, the expected volatility of the NASDAQ Composite Index;

•	the expected term; and

•	risk free interest rates.
For PBRSUs with market conditions, we determine volatility based upon the closing price of our publicly-traded stock and the closing price of the NASDAQ Composite Index as applicable. The risk-free interest rate is based on the U.S. Treasury yield curve with a maturity tied to the expected term of the PBRSU. We have not paid and do not expect to pay dividends on our common stock. Thus, no expected dividend yield is factored into our Monte Carlo model.
The use of different assumptions in the Black-Scholes or Monte Carlo valuation models would result in different amounts of stock-based compensation expense. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted.
The fair value of each PBRSU whose vesting is dependent on the satisfaction of a performance condition is measured as if the PBRSU was vested and issued on the grant date, and adjusted each period for management's expectations of performance relative to the associated goals. Compensation expense is recognized only when management believes it is probable that the condition will be achieved. Although the total compensation expense recognized for these PBRSUs will ultimately equal the grant date fair value per share multiplied by the number of shares for which the performance condition has been satisfied, changes in management's performance expectations can cause significant fluctuations in timing of expense over the life of the PBRSUs.

Convertible Notes
In accounting for the issuance of the Notes, which permit cash settlement, we separated the Notes into liability and equity components in a manner that reflects our nonconvertible borrowing rate at the time of issuance. The value of the conversion option was determined as the excess of the proceeds from the issuance of the Notes over the proceeds that we expect would have been received had we issued similar debt without a conversion option. This difference also represents a debt discount that is amortized to interest expense over the term of the Notes. The approximation of fair value of similar debt without a conversion option, used to estimate our noncovertible borrowing rate, relied on market assumptions and involved a significant level of judgment.
Goodwill and Intangibles
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. In connection with all of our acquisitions, we allocated a portion of the purchase price to identifiable intangible assets such as developed technology and customer relationships, and a portion to the tangible assets acquired and liabilities assumed. The estimates made in allocating the purchase price to these tangible and intangible assets, such as assumptions about expected future cash flows and cost savings, involved the application of significant judgment. In addition, intangible assets are amortized to expense over their respective estimated useful lives, the determination of which is inherently subjective and based on our assumptions regarding the period over which we will benefit from the assets obtained.
We evaluate goodwill for impairment at least annually or whenever events or circumstances indicate that an impairment may have occurred. This evaluation involves a comparison of the estimated fair value of our single reporting unit with its carrying amount, including goodwill. The approaches used to determine our reporting unit and to calculate its estimated fair value, which we base on our market capitalization, involve a significant level of judgment. At the time of our annual impairment test performed on October 1, 2014, the estimated fair value of our reporting unit, as calculated using the aforementioned method, exceeded its carrying value and therefore our goodwill was determined not to be impaired.
Fair Value of Financial Instruments
Fair values of marketable securities are based on unadjusted quoted market prices or pricing models using current market data that are observable either directly or indirectly. Measurements based upon inputs other than unadjusted quoted prices or upon inputs that are not directly observable inherently involve greater levels of subjectivity and judgment than those measurements that are based upon quoted prices or directly observable inputs. The carrying amounts of our other financial instruments, which consist of cash and cash equivalents, receivables, accounts payable, and accrued liabilities, approximate fair value because of the short maturity of these instruments. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.
Allowance for Doubtful Accounts
Accounts receivable are recorded at original invoice amount less an allowance that we believe will be adequate to absorb estimated losses on uncollectible accounts. The allowance is based on an evaluation of the collectability of accounts receivable and prior bad debt experience. Changes in the financial health of a particular customer or the changes in the economy as a whole could result in actual receivable losses that are materially different from the estimated reserve.
Income Taxes
Our income tax expenses, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management's best assessment of estimated current and future taxes to be paid. The objectives for accounting for income taxes, as prescribed by the relevant accounting guidance, are to recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in the financial statements. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The assumptions about future tax consequences require significant judgment and variations in the actual outcome of these consequences could materially impact our results of operations.
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Determination of valuation allowances, if any, recorded against deferred tax assets requires significant judgment and use of assumptions, such as estimates of future taxable income. As of December 31, 2014 and 2013 we had not recorded any valuation allowances against our deferred tax assets. In the event we change our determinations as to the amount of deferred tax assets that can be realized and recognize a valuation allowance, income tax expense will be impacted in the period of such determination.

Effect of Recently Issued Accounting Pronouncements on Current and Future Trends
Refer to Note 1, “Summary of Significant Accounting Policies—Recently Issued Accounting Pronouncements,” to our consolidated financial statements, which are included in Item 15 of this Annual Report on Form 10-K. No other recently issued accounting pronouncements have had or are expected to have a material impact on our current or future trends.
Contractual Obligations, Commitments and Contingencies
The following table of our material contractual obligations as of December 31, 2014 summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated (in thousands):

	Payments Due by Period
	Total	2015	2016 - 2017	2018- 2019	2020 and later
Contractual Obligations:
1.00% convertible senior notes	$287,500	$—	$—	$287,500	$—
Interest payments on convertible senior notes	10,302	2,875	5,750	1,677	—
Operating lease obligations	102,237	12,018	21,621	22,476	46,122
Capital lease obligations	46	46	—	—	—
Total	$400,085	$14,939	$27,371	$311,653	$46,122
Convertible Senior Notes
In August 2013, we issued at par value $287.5 million of 1.00% convertible senior notes, as described above. Interest is payable semi-annually in arrears on August 1 and February 1 of each year, beginning on February 1, 2014. The Notes mature on August 1, 2018 unless repurchased or converted in accordance with their terms prior to such date.
Operating and Lease Obligations
We lease office space under noncancelable operating lease agreements and a small amount of office equipment under noncancelable capital lease agreements. For further information, see Note 10, “Lease Commitments,” to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.
Letters of Credit
We had several outstanding standby letters of credit as of December 31, 2014 and 2013 in the total amount of $4.9 million and $5.1 million, respectively. These standby letters of credit were fully collateralized with our restricted cash as of December 31, 2014 and 2013.
Tax Uncertainties
The relevant accounting guidance provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, on the basis of the technical merits of the position. We recognize tax liabilities based on estimates of whether additional taxes and interest will be due. We adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. As of December 31, 2014, we had approximately $5.0 million of gross unrecognized tax benefits. At this time, we are unable to make a reasonably reliable estimate of the cash settlement amount or the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligations table.
Legal Matters
For discussion of legal matters, refer to Note 15, “Commitments and Contingencies—Legal Matters,” to the consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of December 31, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(A)(4)(ii) of Regulation S-K, promulgated by the SEC, that are have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors. Aside from entering into operating leases, which primarily relate to office space, we do not engage in off-balance sheet financing arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
We had unrestricted cash and cash equivalents totaling $39.5 million at December 31, 2014. Our cash equivalents are invested principally in money market funds. We also had investments in marketable securities, which we classify as available-for-sale securities, totaling $417.1 million at December 31, 2014. Substantially all of our marketable securities are fixed income securities, which primarily consist of high quality commercial paper and corporate bonds. Due to the high credit ratings of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.
Exchange Rate Sensitivity
Our three non-U.S. operating subsidiaries are located in the United Kingdom, Japan, and South Korea. The functional currencies for these subsidiaries are the respective local currencies. We have exposure to exchange rate movements that are captured in translation adjustments for these subsidiaries. Such cumulative adjustments are recorded in accumulated other comprehensive income (loss). The estimated potential translation loss for 2014 resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounted to $1.6 million.
We bill our customers primarily in U.S. dollars. Any billings in foreign currency are billed from Medidata Solutions, Inc., a U.S. entity, and are mainly denominated in Euros, British pounds sterling, Australian dollars, Canadian dollars, and Swiss francs. Our foreign currency denominated costs and expenses are mainly incurred by our three non-U.S. operating subsidiaries. Accordingly, future changes in currency exchange rates will impact our future operating results. The following table includes the percentage of our revenues and expenses denominated in foreign currencies:

	2014	2013	2012
Revenues	5.2%	4.3%	5.1%
Costs and expenses	14.1%	14.0%	15.1%
Gains and losses arising from transactions denominated in foreign currencies are recorded as foreign currency transaction gains (losses) in general and administrative expenses on our consolidated statements of operations and amounted to $(1.1) million in 2014, $(0.5) million in 2013, and $0.2 million in 2012.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2014, an evaluation was performed with the participation of our Disclosure Committee and our management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon such evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2014.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In making the assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014, our management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, we determined that our internal control over financial reporting was effective based on those criteria as of December 31, 2014.
Deloitte & Touche LLP, our independent registered public accounting firm, has performed an audit of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO. This audit is required to be performed in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our independent auditors were given unrestricted access to all financial records and related data. The attestation reporting on the effectiveness of our internal control over financial reporting as of December 31, 2014 issued by our independent registered public accounting firm is included at the end of Item 9A in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Medidata Solutions, Inc.
New York, New York

We have audited the internal control over financial reporting of Medidata Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated March 2, 2015, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
New York, New York
March 2, 2015

Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014 in connection with our 2015 Annual Meeting of Stockholders.
Item 11. Executive Compensation
The information required by this Item 11 is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014 in connection with our 2015 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014 in connection with our 2015 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014 in connection with our 2015 Annual Meeting of Stockholders.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014 in connection with our 2015 Annual Meeting of Stockholders.

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
Date: March 2, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ TAREK A. SHERIF	Chairman, Chief Executive Officer (Principal Executive Officer) and Director	March 2, 2015
Tarek A. Sherif

/S/ CORY A. DOUGLAS	Chief Financial Officer (Principal Financial Officer)	March 2, 2015
Cory A. Douglas

/S/ DAVID COLISTRA	Chief Accounting Officer (Principal Accounting Officer)	March 2, 2015
David Colistra

/S/ GLEN M. DE VRIES	President and Director	March 2, 2015
Glen M. de Vries

/S/ CARLOS DOMINGUEZ	Director	March 2, 2015
Carlos Dominguez

/S/ NEIL M. KURTZ, M. D.	Director	March 2, 2015
Neil M. Kurtz, M.D.

/S/ GEORGE W. MCCULLOCH	Director	March 2, 2015
George W. McCulloch

/S/ LEE A. SHAPIRO	Director	March 2, 2015
Lee A. Shapiro

/S/ ROBERT B. TAYLOR	Director	March 2, 2015
Robert B. Taylor

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Date Filed
3.1	Fifth Amended and Restated Certificate of Incorporation	10-Q	001-34387	8/7/14
3.2	Amended and Restated Bylaws	S-1/A	333-156935	6/3/09
4.1	Specimen stock certificate	S-1/A	333-156935	6/3/09
4.2	Indenture, dated as of August 12, 2013, between Medidata Solutions, Inc. and Wells Fargo Bank, National Association, as Trustee	8-K	001-34387	8/6/13
4.3	Form of 1.00% Convertible Senior Notes due 2018	8-K	001-34387	8/6/13
10.1	Form of Officer and Director Indemnification Agreement	S-1/A	333-156935	6/3/09
10.2†	Medidata Solutions, Inc. Amended and Restated 2000 Stock Option Plan	S-1/A	333-156935	5/15/09
10.3†	Form of Medidata Solutions, Inc. Amended and Restated 2000 Stock Option Plan Option Agreement	S-1/A	333-156935	5/15/09
10.4†	Medidata Solutions, Inc. Second Amended and Restated 2009 Long-Term Incentive Plan	8-K	001-34387	5/2/13
10.5†	Form of Medidata Solutions, Inc. 2009 Long-Term Incentive Plan Stock Option Agreement	S-1/A	333-156935	6/3/09
10.6†	Form of Medidata Solutions, Inc. 2009 Long-Term Incentive Plan Restricted Stock Agreement	S-1/A	333-156935	6/3/09
10.7†	Form of Medidata Solutions, Inc. Restricted Stock Agreement	10-Q	001-34387	5/3/13
10.8†	Form of Medidata Solutions, Inc. Performance-Based Restricted Stock Unit Agreement	10-Q	001-34387	5/3/13
10.9†	Form of Medidata Solutions, Inc. Long-Term Performance-Based Restricted Stock Unit Agreement	10-Q	001-34387	5/3/13
10.10†	Medidata Solutions, Inc. Amended and Restated 2014 Employee Stock Purchase Plan	DEF 14A	001-34387	4/15/14
10.11†	Form of Executive Change in Control Agreement	8-K	001-34387	7/8/14
10.12
Lease between AGBRI Fannin L.P. and Medidata Solutions, Inc., dated March 13, 2006, as amended on March 8, 2007 and June 3, 2008, for space at the premises located at 1301 Fannin Street, Houston, Texas
		S-1/A	333-156935	3/23/09
10.13
Agreement of Lease between the Rector, Church-Wardens and Vestrymen of Trinity Church in the City of New York and Medidata Solutions, Inc. dated October 19, 2012, for space at the premises located at 350 Hudson Street, New York, New York
		8-K	001-34387	10/23/12
10.14	Amendment No. 1, dated September 25, 2013, to Agreement of Lease between the Rector, Church-Wardens and Vestrymen of Trinity Church in the City of New York and Medidata Solutions, Inc.	10-K	001-34387	2/24/14
10.15	Amendment No. 2, dated December 6, 2013, to Agreement of Lease between the Rector, Church-Wardens and Vestrymen of Trinity Church in the City of New York and Medidata Solutions, Inc.	10-K	001-34387	2/24/14
10.16†	Separation Agreement and General Release between Medidata Solutions, Inc. and Steven Wilhite, dated July 8, 2014	8-K	001-34387	7/9/14
21.1*	Subsidiaries of Medidata Solutions, Inc.
23.1*	Consent of Deloitte & Touche LLP
31.1*	Rule 13a-14(a) or 15d-14 Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) or 15d-14 Certification of Chief Financial Officer
32.1**	Certification of Chief Executive Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350
32.2**	Certification of Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management contract or any compensatory plan, contract or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Medidata Solutions, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Medidata Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Medidata Solutions, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2015, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
New York, New York
March 2, 2015

MEDIDATA SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
	(Amounts in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$39,517	$22,328
Marketable securities	233,284	218,892
Accounts receivable, net of allowance for doubtful accounts of $1,517 and $1,055, respectively	68,475	45,534
Prepaid commission expense	2,819	3,615
Prepaid expenses and other current assets	13,661	13,511
Deferred income taxes	96	665
Total current assets	357,852	304,545
Restricted cash	5,118	5,118
Furniture, fixtures and equipment, net	38,579	41,229
Marketable securities – long-term	183,842	195,105
Goodwill	19,025	15,487
Intangible assets, net	1,816	904
Deferred income taxes – long-term	8,066	345
Other assets	7,919	10,620
Total assets	$622,217	$573,353
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,738	$7,524
Accrued payroll and other compensation	15,574	27,773
Accrued expenses and other	12,638	12,265
Deferred revenue	62,890	52,628
Total current liabilities	94,840	100,190
Noncurrent liabilities:
1.00% convertible senior notes, net	240,886	229,705
Deferred revenue, less current portion	1,374	1,430
Deferred tax liabilities	238	5,651
Other long-term liabilities	20,180	10,564
Total noncurrent liabilities	262,678	247,350
Total liabilities	357,518	347,540
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $0.01 per share; 200,000 and 100,000 shares authorized, 56,301 and 55,018 shares issued; 54,413 and 53,634 shares outstanding, respectively	563	550
Additional paid-in capital	301,465	248,336
Treasury stock, 1,888 and 1,384 shares, respectively	(45,049)	(26,414)
Accumulated other comprehensive loss	(1,912)	(199)
Retained earnings	9,632	3,540
Total stockholders’ equity	264,699	225,813
Total liabilities and stockholders’ equity	$622,217	$573,353
The accompanying notes are an integral part of the consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012
	(Amounts in thousands, except per share data)
Revenues
Subscription	$280,041	$227,921	$171,647
Professional services	55,030	48,928	46,700
Total revenues	335,071	276,849	218,347
Cost of revenues (1)(2)
Subscription	45,576	37,053	32,600
Professional services	39,344	32,856	30,062
Total cost of revenues	84,920	69,909	62,662
Gross profit	250,151	206,940	155,685
Operating costs and expenses:
Research and development (1)	71,757	51,202	42,276
Sales and marketing (1)(2)	83,435	66,337	47,739
General and administrative (1)	69,111	65,513	37,777
Wire transaction loss (3)	5,784	—	—
Total operating costs and expenses	230,087	183,052	127,792
Operating income	20,064	23,888	27,893
Interest and other income (expense):
Interest expense	(15,368)	(5,925)	(138)
Interest income	1,814	555	280
Other income (expense), net	4	(136)	34
Total interest and other (expense) income, net	(13,550)	(5,506)	176
Income before income taxes	6,514	18,382	28,069
Provision for income taxes	422	1,721	10,049
Net income	$6,092	$16,661	$18,020
Earnings per share:
Basic (4)	$0.12	$0.33	$0.37
Diluted (4)	$0.11	$0.31	$0.35
Weighted-average common shares outstanding:
Basic (4)	52,561	51,060	49,092
Diluted (4)	55,247	54,118	50,938

(1)	Stock-based compensation expense included in cost of revenues and operating costs and expenses is as follows:

Cost of revenues	$4,313	$3,149	$1,751
Research and development	4,085	2,397	1,049
Sales and marketing	7,450	8,859	2,871
General and administrative	22,105	21,738	5,243
Total stock-based compensation	$37,953	$36,143	$10,914

(2)	Amortization of intangible assets included in cost of revenues and operating costs and expenses is as follows:

Cost of revenues	$499	$589	$1,276
Sales and marketing	129	215	516
Total amortization of intangible assets	$628	$804	$1,792

(3)
Operating costs and expenses for the year ended December 31, 2014 include a pre-tax charge of $5.8 million associated with the international wire transfer fraud committed against the Company and related investigation costs incurred to date. For additional details, see Note 2, "Wire Transaction Loss."

(4)	Prior period results have been adjusted to reflect the two-for-one stock split which was effected in the form of a stock dividend in December 2013.
The accompanying notes are an integral part of the consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
	(Amounts in thousands)
Net income	$6,092	$16,661	$18,020
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,340)	(74)	282
Unrealized (loss) gain on marketable securities	(648)	(74)	31
Other comprehensive (loss) income	(1,988)	(148)	313
Income tax benefit (expense) related to unrealized gain or loss on marketable securities	275	12	(14)
Other comprehensive (loss) income, net of tax	(1,713)	(136)	299
Comprehensive income, net of tax	$4,379	$16,525	$18,319

The accompanying notes are an integral part of the consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital (1)	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares (1)	Amount (1)		Shares (1)	Amount
	(Amounts in thousands)
Balance—January 1, 2012	50,106	$500	$137,306	330	$(2,186)	$(362)	$(31,141)	$104,117
Comprehensive income:
Net income	—	—	—	—	—	—	18,020	18,020
Other comprehensive income, net of tax	—	—	—	—	—	299	—	299
Total comprehensive income	—	—	—	—	—	299	18,020	18,319
Stock options exercised	1,890	20	9,308	—	—	—	—	9,328
Tax benefit associated with equity awards	—	—	2,852	—	—	—	—	2,852
Stock-based compensation	—	—	10,914	—	—	—	—	10,914
Nonvested restricted stock awards granted	814	8	(8)	—	—	—	—	—
Acquisition of treasury stock	—	—	—	242	(3,439)	—	—	(3,439)
Nonvested restricted stock awards forfeited	—	—	1	160	(1)	—	—	—
Balance—December 31, 2012	52,810	528	160,373	732	(5,626)	(63)	(13,121)	142,091
Comprehensive income:
Net income	—	—	—	—	—	—	16,661	16,661
Other comprehensive loss, net of tax	—	—	—	—	—	(136)	—	(136)
Total comprehensive income	—	—	—	—	—	(136)	16,661	16,525
Stock options exercised	1,263	13	10,439	—	—	—	—	10,452
Tax benefit associated with equity awards	—	—	4,295	—	—	—	—	4,295
Stock-based compensation	—	—	36,143	—	—	—	—	36,143
Nonvested restricted stock awards granted	945	9	(9)	—	—	—	—	—
Acquisition of treasury stock	—	—	—	466	(20,787)	—	—	(20,787)
Nonvested restricted stock awards forfeited	—	—	1	186	(1)	—	—	—
Equity component of convertible senior notes, net	—	—	37,094	—	—	—	—	37,094
Balance—December 31, 2013	55,018	550	248,336	1,384	(26,414)	(199)	3,540	225,813
Comprehensive income:
Net income	—	—	—	—	—	—	6,092	6,092
Other comprehensive loss, net of tax	—	—	—	—	—	(1,713)	—	(1,713)
Total comprehensive income	—	—	—	—	—	(1,713)	6,092	4,379
Stock options exercised	403	4	4,324	—	—	—	—	4,328
Tax benefit associated with equity awards	—	—	5,829	—	—	—	—	5,829
Stock-based compensation	—	—	37,953	—	—	—	—	37,953
Nonvested restricted stock awards granted	514	5	(5)	—	—	—	—	—
Acquisition of treasury stock	—	—	—	402	(18,634)	—	—	(18,634)
Nonvested restricted stock awards forfeited	—	—	1	102	(1)	—	—	—
Vesting of performance-based restricted stock units	230	2	(2)	—	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	136	2	5,029	—	—	—	—	5,031
Balance—December 31, 2014	56,301	$563	$301,465	1,888	$(45,049)	$(1,912)	$9,632	$264,699
(1) Prior period results have been adjusted to reflect the two-for-one stock split which was effected in the form of a stock dividend in December 2013.

The accompanying notes are an integral part of the consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:	(Amounts in thousands)
Net income	$6,092	$16,661	$18,020
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,435	6,936	7,934
Stock-based compensation	37,953	36,143	10,914
Amortization of discounts or premiums on marketable securities	5,611	3,075	1,573
Deferred income taxes	(10,865)	(816)	3,123
Amortization of debt issuance costs	1,277	577	60
Amortization of debt discount	11,181	4,182	—
Excess tax benefit associated with equity awards	(5,829)	(4,531)	(3,655)
Contingent consideration adjustment	—	239	319
Provision for doubtful accounts	648	657	165
Loss on fixed asset disposal	3	241	—
Changes in operating assets and liabilities:
Accounts receivable	(30,549)	1,249	(16,056)
Prepaid commission expense	1,344	(535)	(1,426)
Prepaid expenses and other current assets	(611)	2,099	(2,553)
Other assets	2,910	(3,697)	(1,372)
Accounts payable	1,310	(457)	(823)
Accrued payroll and other compensation	(2,510)	3,614	4,286
Accrued expenses and other	6,103	7,728	2,226
Deferred revenue	19,419	(5,465)	(11,471)
Other long-term liabilities	7,694	1,697	1,981
Net cash provided by operating activities	61,616	69,597	13,245
Cash flows from investing activities:
Purchases of furniture, fixtures and equipment	(15,815)	(30,505)	(5,742)
Purchases of available-for-sale marketable securities	(241,204)	(446,745)	(109,320)
Proceeds from sale of available-for-sale marketable securities	231,816	119,470	80,370
Acquisition of business, net of cash acquired	(5,467)	—	—
Net decrease (increase) in restricted cash	226	(4,956)	—
Net cash used in investing activities	(30,444)	(362,736)	(34,692)
Cash flows from financing activities:
Proceeds from exercise of stock options	4,328	10,452	9,328
Proceeds from employee stock purchase plan	5,416	—	—
Excess tax benefit associated with equity awards	5,829	4,531	3,655
Payment of acquisition-related earn-out	(704)	(380)	(251)
Repayment of obligations under capital leases	(54)	(75)	(268)
Proceeds from issuance of convertible senior notes	—	287,500	—
Payment of costs associated with issuance of convertible senior notes	—	(8,144)	—
Acquisition of treasury stock	(28,593)	(10,828)	(3,439)
Repayment of notes payable	(85)	(249)	(113)
Net cash (used in) provided by financing activities	(13,863)	282,807	8,912
Effect of exchange rate changes on cash and cash equivalents	(120)	(23)	4
Net increase (decrease) in cash and cash equivalents	17,189	(10,355)	(12,531)
Cash and cash equivalents—Beginning of period	22,328	32,683	45,214
Cash and cash equivalents—End of period	$39,517	$22,328	$32,683
The accompanying notes are an integral part of the consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	Year Ended December 31,
	2014	2013	2012
Supplemental disclosures of cash flow information:	(Amounts in thousands)
Cash paid during the period for:
Interest	$2,788	$27	$44
Income taxes	$485	$1,382	$2,575
Noncash activities:
Furniture, fixtures and equipment acquired through capital lease obligations	$—	$—	$26
Furniture, fixtures and equipment acquired but not yet paid for at period-end	$883	$8,467	$1,769
Issuance of notes payable in connection with acquisition-related earn-out payments	$97	$341	$171

The accompanying notes are an integral part of the consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Medidata Solutions, Inc. and its consolidated subsidiaries (the “Company”) are a leading global provider of cloud-based solutions for clinical research in life sciences, offering platform technology that transforms clinical development and increases the value of its customers' research investments. The Company was organized as a New York corporation in June 1999 and reincorporated as a Delaware corporation in May 2000.
Basis of Presentation—The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated in consolidation.
For purposes of these consolidated financial statements, the years ended December 31, 2014, 2013, and 2012 are referred to as 2014, 2013, and 2012, respectively.
All share and per share data for all periods presented herein reflect the impact of a two-for-one stock split which was effected in the form of a stock dividend in December 2013. (See Note 3, "Stockholders' Equity.")
Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.
Revenue Recognition—The Company derives its revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing the Company's cloud-based solutions; and (2) professional services, such as training, implementation, consulting, interface creation, trial configuration, data testing, reporting, procedure documentation, and other customer-specific services. The Company recognizes revenues when all of the following conditions are satisfied:

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
Professional Services
The Company also provides a range of professional services that its customers have the ability to utilize, including implementation, training, and strategic consulting. Professional services do not result in significant alterations to the underlying solutions. Revenues are recognized using a proportional performance method or as services are rendered.
Professional services revenues include any reimbursements for out-of-pocket expenses incurred. The Company included $0.7 million, $0.7 million, and $0.5 million of reimbursable out-of-pocket expenses in professional services revenues in 2014, 2013, and 2012, respectively.
Multiple-Element Arrangements
The Company may also enter into multiple-element arrangements that combine a cloud-based technology subscription with various professional services.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

To qualify as a separate unit of accounting, the delivered item must have value to the customer on a standalone basis. The significant deliverables under the Company’s multiple-element arrangements are subscription and professional services.
The Company has determined that its various cloud-based solutions have standalone value and considers them separate units of accounting. In determining whether each of its solutions has standalone value, the Company considered factors including the availability of similar solutions from other vendors, its fee structure based on inclusion and exclusion of the solution, and its marketing and delivery of the solution. The service components of the Company's subscriptions, including license, delivery, and support are combined and accounted for as a separate unit of accounting. The Company uses estimated selling price ("ESP") to determine the selling price for its subscriptions when sold in multiple-element arrangements, as the Company does not have vendor-specific objective evidence ("VSOE") for these subscriptions and third-party evidence ("TPE") is not a practical alternative due to differences in features and functionality as compared with other companies’ offerings.
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
The Company determines its single-point ESP for subscriptions and professional services as follows:

•
Subscription—the Company utilizes a pricing tool that provides price quotes for its subscription configurations. Any new and potential customer subscription arrangements must be priced through the utilization of the Company’s pricing tool. The Company has established an internal committee to monitor compliance and evaluate pricing data on a periodic basis. This evaluation includes the review of actual historical pricing data, market conditions consideration, and the review of pricing strategies and practices. Any necessary pricing modification made to the pricing tool is supported by the result of such evaluation. Accordingly, the Company’s ESP for subscriptions is obtained from this pricing tool.

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
As required by current accounting guidance, the Company continues to account for a small number of multiple-element arrangements entered into prior to 2011 as a combined single unit of accounting, which includes subscription and professional services, under the previous guidance until such arrangements expire. The related revenues are recognized ratably beginning with the commencement of the arrangement term, assuming all other remaining revenue recognition criteria are met.
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
In some instances, a customer elects to renew its subscription arrangements prior to the original termination date of the arrangement. The renewed subscription agreement provides support for in-process clinical trials, and includes the right to use the Company's cloud-based solutions for initial clinical studies. As such, the unrecognized portion of the deferred revenue associated with the original arrangement is aggregated with the consideration received upon renewal and recognized as revenue over the renewed term of the subscription arrangement.
Cost of Revenues—Cost of revenues primarily consists of costs related to delivering, maintaining and supporting the Company’s cloud-based platform and delivering professional services and support. These costs include salaries, benefits, bonuses and stock-based compensation for the Company’s data center and professional services staff. Cost of revenues also includes costs associated with the Company’s data center, including networking and related depreciation expense, as well as

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

outside service provider costs, amortization expense, and general overhead. The Company allocates general overhead, such as applicable shared rent and utilities, to cost of revenues based on relative headcount.
Software Development Costs—Costs incurred in the research and development of new software solutions and enhancements to existing software solutions are expensed as incurred. Internally developed software costs, if any, are capitalized when technological feasibility is reached, which is not until a working model is developed and the functionality is tested and determined to be compliant with all federal and international regulations. No internally developed software costs were capitalized during 2014, 2013, or 2012.
Stock-Based Compensation—The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes pricing model. The Company uses stock price volatility of its publicly-traded stock as a basis for determining the expected volatility. As the Company does not have sufficient historical exercise data in the period since its stock began being publicly traded to provide a reasonable basis upon which to estimate the expected life of options, the Company uses the simplified method as allowed under SEC Staff Accounting Bulletin Topic 14 for estimating the expected life as all of its options qualify as "plain-vanilla" options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the option grant with a maturity tied to the expected life of the options. No dividends are expected to be declared by the Company at this time. Compensation expense for stock options is recognized, net of estimated forfeitures, on a straight-line basis over the vesting period.
The fair value of each nonvested restricted stock award ("RSA") is measured as if the nonvested RSA was vested and issued on the grant date. Compensation expense for RSAs is recognized, net of estimated forfeitures, on a straight-line basis over the vesting period.
The fair value of each performance-based restricted stock unit ("PBRSU") whose vesting is dependent on the achievement of a market condition is estimated based upon the results of a Monte Carlo valuation model as of the grant date in accordance with accounting guidelines. Compensation expense related to PBRSUs with a market condition is recognized, net of estimated forfeitures, on a straight-line basis over the vesting period. The fair value of each PBRSU whose vesting is dependent on the satisfaction of a performance condition is measured as if the PBRSU was vested and issued on the grant date and adjusted in each reporting period for expected performance relative to the associated goals. Compensation expense related to PBRSUs with a performance condition is recognized when it is probable that the condition will be achieved, net of estimated forfeitures, on a straight-line basis over the vesting period. The compensation expense ultimately recognized will equal the grant date fair value per share multiplied by the number of shares for which the performance condition has been satisfied.
The fair value of each employee stock purchase plan ("ESPP") share is estimated using the Black-Scholes pricing model. The Company uses stock price volatility of its publicly-traded stock as a basis for determining expected volatility. Management believes this is the best estimate of the expected volatility over the weighted-average expected life of the ESPP shares. The expected life of each ESPP share is equivalent to the time between the beginning of the offering period and the end of the related purchase period. The risk-free interest rate is based on the United States ("U.S.") Treasury yield curve in effect at the beginning of the offering period with a maturity tied to the expected life of the ESPP share. No dividends are expected to be declared by the Company at this time. Compensation expense for ESPP shares is recognized, net of estimated forfeitures, on a straight-line basis over the term of the offering period.
Income Taxes—The Company's income tax expenses, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management's best assessment of estimated current and future taxes to be paid. The objective for accounting for income taxes is to recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in the financial statements. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The assumptions about future tax consequences require significant judgment and variations in the actual outcome of these consequences could materially impact the Company's results of operations.
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
Marketable Securities—The Company classifies its fixed income marketable securities as available-for-sale based on its intentions with regard to these instruments. Accordingly, marketable securities are reported at fair value, with all unrealized holding gains and losses reflected in stockholders’ equity. If it is determined that an investment has an other-than-temporary decline in fair value, the Company recognizes the investment loss in other income (expense), net, in the consolidated statements of operations. The Company periodically evaluates its investments to determine if impairment charges are required.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Accounts Receivable—Accounts receivable are recorded at original invoice amount less an allowance that management believes will be adequate to absorb estimated losses on uncollectible accounts. The allowance is based on an evaluation of the collectability of accounts receivable and prior bad debt experience. Accounts receivable are written off when deemed uncollectible. Unbilled receivables consist of revenue recognized in excess of billings, substantially all of which is expected to be billed and collected within one year. As of December 31, 2014 and 2013, unbilled accounts receivable of $8.9 million and $9.5 million, respectively, were included in accounts receivable on the Company's consolidated balance sheets.
Prepaid Commission Expense—For arrangements where revenue is recognized over the relevant contract period, the Company capitalizes related sales commissions that have been paid and recognizes these expenses over the period the related revenue is recognized. Commissions are generally payable to the Company’s sales representatives 25% at the time of booking and 75% at the time of invoicing. If a client terminates a contract, the Company recaptures the related unearned commissions. The Company amortized prepaid commissions of $13.1 million, $11.1 million, and $6.7 million in 2014, 2013, and 2012, respectively, which are included within sales and marketing expense in the consolidated statements of operations. Prepaid commissions that will be recognized during the subsequent 12-month period are recorded as current prepaid commissions and the remaining portion included in other noncurrent assets.
Restricted Cash—Restricted cash represents deposits made to fully collateralize certain standby letters of credit issued in connection with office lease arrangements. In addition to the $5.1 million of restricted cash on the Company's consolidated balance sheets as of December 31, 2014 and 2013, short-term restricted cash of $0.2 million was recorded in prepaid expenses and other current assets as of December 31, 2013.
Furniture, Fixtures and Equipment—Furniture, fixtures and equipment consists of furniture, computers, other office equipment, purchased software for internal use, leasehold improvements, and construction in process recorded at cost. Depreciation is computed on the straight-line method over five years for furniture and fixtures, and over three to five years for computer equipment and software. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or their estimated useful lives. Improvements are capitalized while expenditures for repairs and maintenance are charged to expense as incurred. Construction in progress is not amortized into depreciation expense until it is placed into service.
Goodwill and Intangible Assets—The Company has generated goodwill and certain intangible assets from various acquisitions. Goodwill represents the excess of consideration paid over the fair value of net assets acquired in business combinations.
The Company evaluates its goodwill for impairment using a two-step process that is performed at least annually on October 1 of each year, or whenever events or circumstances indicate that impairment may have occurred. (The relevant accounting guidance also provides for an optional step zero that permits an entity to assess qualitative factors as a means of determining whether it is necessary to perform the two-step goodwill impairment test described below, but the Company does not currently utilize this option.)

•
The first step is a comparison of the fair value of the Company's single reporting unit with its carrying amount, including goodwill. If the fair value the reporting unit exceeds its carrying value, goodwill is not considered to be impaired and the second step is unnecessary.

•
If the carrying value of the reporting unit exceeds its fair value, a second test is performed to measure the amount of impairment by comparing the carrying amount of the goodwill to a determination of the implied value of the goodwill. The implied value of goodwill is determined as of the test date by performing a purchase price allocation, as if the reporting unit had just been acquired, using currently estimated fair values of the individual assets and liabilities of the reporting unit, together with an estimate of the fair value of the reporting unit taken as a whole. The estimate of the fair value of the reporting unit is based upon information available regarding the Company’s market capitalization, prices of similar groups of assets, or other valuation techniques including present value techniques based upon estimates of future cash flow. If the carrying amount of the goodwill is greater than its implied value, an impairment loss is recognized for the difference.

The Company determined that there was no impairment of goodwill for the years ended December 31, 2014, 2013, and 2012, and did not recognize any impairments of goodwill in prior years.
Acquired intangible assets are recorded at cost, derived from allocation of the purchase price of the acquired business to the intangible assets obtained, less accumulated amortization. Amortization of acquired technology and database is computed using the straight-line method over their expected useful lives, which range from four to five years. Amortization of customer relationships, customer contracts, and non-competition agreements is computed using an accelerated method over their expected useful lives, which range from five to six years, reflecting the pattern in which the economic benefits derived from the related intangible assets are consumed or utilized.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Impairment of Long-Lived Assets—Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may be impaired. The Company subjects long-lived assets to a test of recoverability based on undiscounted cash flows expected to be generated by such assets while utilized by the Company and cash flows expected from disposition of such assets. If the assets are impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds their fair value. The Company determined that there was no impairment of long-lived assets for the years ended December 31, 2014, 2013, and 2012, and did not recognize any impairments of long-lived assets in prior years.
Convertible Notes—The Company separately accounts for the debt and conversion option components of its convertible senior notes, which permit cash settlement, in a manner that reflects the Company's nonconvertible borrowing rate at the time of issuance. The principal amount of the convertible senior notes is recorded as a liability. The value of the conversion option, net of equity issue costs, is recorded in stockholders' equity, and the offsetting debt discount is amortized to interest expense using the effective interest method over the term of the convertible senior notes. Additionally, debt issue costs are capitalized and amortized to interest expense over the term of the convertible senior notes on a straight-line basis, which approximates the effective interest method. Refer to Note 9, "Debt," for further information.
Treasury Stock—Shares of the Company’s common and preferred stock that are repurchased are recorded as treasury stock at cost and included as a component of stockholders’ equity.
Foreign Currency Translation—The reporting currency for the Company is the U.S. dollar. The functional currencies of the Company’s subsidiaries in the United Kingdom, Japan, and Korea are the British pound sterling, Japanese yen, and South Korean won, respectively. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts of the Company’s foreign subsidiaries are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive income (loss) as a separate component of stockholders’ equity. Gains and losses arising from transactions denominated in foreign currencies are recorded directly to the statement of operations. Foreign currency transaction gains (losses) are included in general and administrative expenses and were $(1.1) million in 2014, $(0.5) million in 2013, and $0.2 million in 2012.
Fair Value of Financial Instruments—The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments. Fair values of marketable securities are based on unadjusted quoted market prices or pricing models using current market data that are observable either directly or indirectly. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.
The Company uses a three-level framework for measuring the fair value of its financial assets and liabilities and gives highest priority to Level 1 and lowest priority to Level 3 inputs, described as follows:
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
Concentration of Credit Risk—Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and accounts receivable. The Company has policies that limit the amount of credit exposure to any one issuer. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential losses, but does not require collateral or other security to support customers’ receivables. The Company’s credit risk is further mitigated because its customer base is diversified both geographically and by industry sector.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

In 2014, 2013, and 2012, no single customer generated more than 10% of the Company's total revenues.
The majority of the Company's cash, cash equivalents, and restricted cash are deposited with major U.S. financial institutions and, at times, balances with any one financial institution may be in excess of Federal Deposit Insurance Corporation ("FDIC") insurance limits. In addition, as of December 31, 2014, approximately $0.4 million in cash and cash equivalents was deposited with foreign financial institutions and therefore not protected by FDIC insurance.
Indemnifications—The Company indemnifies its customers against claims that cloud-based solutions or services made available by the Company infringe upon a copyright, patent, or the proprietary rights of others. In the event of a claim, the Company agrees to obtain the rights for continued use of the solutions for the customer, to replace or modify the solutions or services to avoid such claim, or to provide a credit to the customer for the unused portion of the subscription. A liability may be recognized if information prior to the issuance of the consolidated financial statements indicates that it is probable that a liability has been incurred at the balance sheet date and the amount of the loss can be reasonably estimated. No such liabilities were recorded as of December 31, 2014 and 2013.
Segment and Geographic Information—The Company operates as a single segment, as the chief operating decision maker reviews financial information that is presented on a consolidated basis, accompanied by information about revenue by geographic region. The Company recorded revenues in the following geographic areas in 2014, 2013, and 2012 (in thousands):

	2014	2013	2012
Revenues:
United States	$246,362	$197,785	$147,165
Japan	31,672	32,595	28,482
Switzerland	11,875	12,682	11,598
United Kingdom	12,990	11,807	12,029
Other	32,172	21,980	19,073
Total	$335,071	$276,849	$218,347
Revenues by geographic area are presented based upon the country in which revenues were generated. No individual country other than the U.S., Japan, the United Kingdom, and Switzerland represented 5% or more of net revenues for any of the periods presented.
The following table summarizes long-term assets by geographic area as of December 31, 2014, 2013, and 2012 (in thousands):

	2014	2013	2012
Long-term assets:
United States	$251,096	$254,453	$32,102
United Kingdom	8,930	10,041	9,454
Japan	4,339	4,314	374
Total	$264,365	$268,808	$41,930
The Company had no long-term assets in countries other than those listed above as of December 31, 2014, 2013, and 2012.
Recently Issued Accounting Pronouncements—In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU amends Accounting Standards Codification ("ASC") 740, Income Taxes, to require that an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward; to the extent that a net operating loss carry forward, a similar tax loss, or a tax credit carryforward does not exist at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and not combined with deferred tax assets. ASU No. 2013-11 is effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted. The Company adopted ASU No. 2013-11 on January 1, 2014 and the adoption did not have a material impact on its consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes the existing accounting standards for revenue recognition. This ASU provides principles for recognizing revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016,

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

including interim periods within those reporting periods. Early adoption is not permitted. The Company will adopt ASU No. 2014-09 on January 1, 2017, and is presently evaluating the impact of the adoption on its consolidated financial statements.
In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU No. 2014-12 amends ASC 718, Compensation—Stock Compensation, and requires that a performance target that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award, and compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which requisite service has been rendered. ASU No. 2014-12 is effective for annual reporting periods ending after December 15, 2015, with early adoption permitted. The Company adopted ASU No. 2014-12 on January 1, 2014, and the adoption did not have a material impact on its consolidated financial statements.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern. This new guidance formally establishes management's responsibility to evaluate at each reporting period whether there is substantial doubt about the entity's ability to continue as a going concern for a period of one year after the date the financial statements are issued, and to provide related footnote disclosures. ASU No. 2014-15 is effective for annual reporting periods ending after December 15, 2016, and for interim and annual periods thereafter. Early adoption is permitted. The adoption is not expected to have a material impact on the Company's consolidated financial statements or disclosures.
2. WIRE TRANSACTION LOSS
On September 18, 2014, the Company discovered that it had been the subject of an international wire transfer fraud perpetrated against it on September 16, 2014. The incident involved a fraudulent request targeting certain mid-level employees in the Company's finance department, resulting in the transfer of $4.8 million to an overseas account. As a result, the Company recorded charges of $4.9 million and $0.9 million in the third and fourth quarters of 2014, respectively, for the loss and related investigation costs incurred through December 31, 2014. While this matter resulted in some additional near-term expenses, the Company does not expect this incident to have a material impact on its business. No customer data was involved in this matter and the Company's systems were not impacted.
3. STOCKHOLDERS' EQUITY
Common Stock—Common stockholders are entitled to one vote for each share of common stock held. Common stockholders may receive dividends if and when the Board of Directors determines, at its sole discretion.
In December 2013, the Company announced a two-for-one split of its common stock, effected in the form of a stock dividend. The record date for the stock split was December 2, 2013, and the additional shares were distributed on December 16, 2013. Each shareholder of record as of the close of business on the record date received one additional share of common stock for each share held.
On July 31, 2014, the Company filed its Fifth Amended and Restated Certificate of Incorporation to increase the number of authorized shares of its common stock from 100 million to a total of 200 million, as approved at the Company’s May 2014 annual meeting of stockholders.
Treasury Stock—From time to time, the Company grants nonvested RSAs and PBRSUs to its employees pursuant to the terms of the 2009 Long-Term Incentive Plan (the “2009 Plan”). Under the provisions of the 2009 Plan, participants are allowed to cover their income tax withholding obligation through net shares upon vesting of their RSAs or PBRSUs. On the date of vesting, the Company determines the number of shares to be withheld by dividing the participant's income tax withholding obligation by the closing price of the Company's common stock on the vesting date. The shares withheld are then transferred to the Company’s treasury stock at cost for future reissuance. In 2014 and 2013, the Company withheld 401,794 shares at an average price of $46.38 and 466,635 shares at an average price of $44.55, respectively, in connection with the vesting of its RSAs and PBRSUs.
Nonvested restricted stock awards forfeited by plan participants are transferred to the Company's treasury stock at par. During 2014 and 2013, 101,704 and 186,328 forfeited shares, respectively, were transferred to treasury stock at their par value of $0.01.
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

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The following table provides the Company’s marketable securities by security type as of December 31, 2014 and 2013 (in thousands):

	As of December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper and corporate bonds	$417,845	$72	$(791)	$417,126
Total	$417,845	$72	$(791)	$417,126

	As of December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper and corporate bonds	$378,135	$122	$(196)	$378,061
U.S. government agency debt securities	35,934	3	(1)	35,936
Total	$414,069	$125	$(197)	$413,997
Contractual maturities of the Company’s marketable securities as of December 31, 2014 and 2013 are summarized as follows (in thousands):

	As of December 31, 2014		As of December 31, 2013
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in one year or less	$233,326	$233,284	$218,941	$218,892
Due in one to five years	184,519	183,842	195,128	195,105
Total	$417,845	$417,126	$414,069	$413,997
At December 31, 2014, the Company had $0.8 million of gross unrealized losses primarily due to a decrease in the fair value of certain corporate bonds. The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include:

•	the length of time and extent to which fair value has been lower than the cost basis;

•	the financial condition, credit quality and near-term prospects of the investee; and

•	whether it is more likely than not that the Company will be required to sell the security prior to recovery.
As the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company has determined that the gross unrealized losses on such investments at December 31, 2014 are temporary in nature. Accordingly, the Company did not consider its investments in marketable securities to be other-than-temporarily impaired as of December 31, 2014.
None of the Company’s marketable securities had been in a continuous unrealized loss position for more than twelve months as of December 31, 2014 and 2013. The following table provides the fair market value and the gross unrealized losses of the Company’s marketable securities, aggregated by security type, as of December 31, 2014 and 2013 (in thousands):

	In Loss Position for Less than 12 Months
	As of December 31, 2014		As of December 31, 2013
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper and corporate bonds	$322,938	$(791)	$241,381	$(196)
U.S. government agency debt securities	—	—	10,910	(1)
Total	$322,938	$(791)	$252,291	$(197)
During 2014, 2013, and 2012, the Company recorded an insignificant amount of net realized gains or losses from the sale of marketable securities.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

5. FAIR VALUE
As of December 31, 2014 and 2013, financial assets (excluding cash balances) measured at fair value on a recurring basis as described in Note 1, "Summary of Significant Accounting Policies," are summarized as follows (in thousands):

	As of December 31, 2014			As of December 31, 2013
	Fair Value Measurement Using			Fair Value Measurement Using
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$733	$—	$733	$751	$—	$751
Total cash equivalents	733	—	733	751	—	751
Commercial paper and corporate bonds	—	417,126	417,126	—	378,061	378,061
U.S. government agency debt securities	—	—	—	—	35,936	35,936
Total marketable securities	—	417,126	417,126	—	413,997	413,997
Total financial assets	$733	$417,126	$417,859	$751	$413,997	$414,748
As of December 31, 2014 and 2013, the Company had no financial liabilities measured at fair value on a recurring basis, and none of its financial assets measured at fair value on a recurring basis relied upon Level 3 inputs.
The Company’s financial assets that are measured at fair value on a recurring basis are classified within Level 1 or Level 2 of the fair value hierarchy. Investments in money market funds have been classified as Level 1 since these securities are valued based upon $1.00 net asset value per share or unadjusted quoted prices in active markets. Investments in commercial paper, corporate bonds, and U.S. government agency debt securities have been classified as Level 2 as they are valued using quoted prices in less active markets or other directly or indirectly observable inputs. Fair values of corporate bonds and U.S. government agency debt securities were derived from a consensus or weighted-average price based on input of market prices from multiple sources at each reporting period. With regard to commercial paper, all of the securities had high credit ratings and one year or less to maturity; therefore, fair value was derived from accretion of purchase price to face value over the term of maturity or quoted market prices for similar instruments if available. During 2014 and 2013, there were no transfers of financial assets between Level 1 and Level 2.
The carrying amounts of all other current financial assets and current financial liabilities reflected in the consolidated balance sheets approximate fair value due to their short-term nature.
6. ACQUISITION
On July 1, 2011, the Company acquired Clinical Force Limited ("Clinical Force"), a UK-based provider of cloud-based clinical trial management systems. The Company paid consideration consisting of $5.2 million cash at closing, plus additional performance-based earn-out payments of $2.6 million, which had a fair value of approximately $1.8 million as of the acquisition date. The earn-out payments were contingent upon the achievement of billing targets for the CTMS application, calculated over three one-year measuring periods which concluded on December 31, 2013. For the measurement periods ended December 31, 2013, 2012, and 2011, the sellers earned payments of $1.1 million, $1.0 million, and $0.5 million respectively, based upon the achievement of the maximum billing targets for all three periods.
On October 14, 2014, the Company acquired Patient Profiles, LLC ("Patient Profiles"), an early-stage U.S.-based software company focused on data analytics in clinical trials. With this acquisition, the Company gains new centralized statistical monitoring ("CSM") technology which it will use to enhance its existing risk-based monitoring ("RBM") technology.
The Company paid cash consideration of $5.5 million for all outstanding membership interests in Patient Profiles. The purchase price was allocated to the assets purchased and liabilities assumed based upon their estimated fair values as of the acquisition date. Given the high volume of trial data captured by its platform technology, the Company is uniquely positioned to obtain significant synergies from the CSM technology acquired as part of this acquisition. The incorporation of this technology into its already robust offering will give the Company a competitive advantage in RBM, a key growth area for the Company and a major target for productivity gains in the clinical trials industry. For this reason, the Company paid a premium over the fair value of the net tangible and identifiable intangible assets acquired. In connection with the acquisition of Patient Profiles, the Company acquired $0.1 million in net tangible assets and $1.6 million in intangible assets, resulting in recognition of $3.8 million in goodwill.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The following table presents the acquired intangible assets, their estimated fair values as derived using an income approach (in thousands), and their estimated useful lives:

	Acquisition Date Fair Value	Weighted-Average Useful Life
Customer relationships	$140	6 years
Non-competition agreements	150	5 years
Developed technology	1,270	4 years
Total	$1,560
The Company has combined Patient Profiles into its single operating segment. The Company's results of operations for the year ended December 31, 2014 include the operations of Patient Profiles since the date of acquisition. As the Company does not consider this acquisition to be significant to its consolidated results of operations, supplemental pro form information related to revenues and earnings has not been provided. Revenues and earnings related to Patient Profiles for the year ended December 31, 2014 were immaterial.
7. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the two years ended December 31, 2014 are as follows (in thousands).

Balance as of January 1, 2013	$15,382
Foreign currency translation adjustments	105
Balance as of December 31, 2013	15,487
Additions related to acquisition	3,837
Foreign currency translation adjustments	(299)
Balance as of December 31, 2014	$19,025
Intangible assets are summarized as follows (in thousands):

	As of December 31, 2014			As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$5,299	$(3,891)	$1,408	$4,129	$(3,481)	$648
Customer relationships	2,186	(1,922)	264	2,074	(1,818)	256
Non-competition agreements	150	(6)	144	—	—	—
Total	$7,635	$(5,819)	$1,816	$6,203	$(5,299)	$904
Annual amortization for the next five years is expected to be as follows (in thousands):

Years ending December 31,
2015	$641
2016	415
2017	389
2018	305
2019	47

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

8. FURNITURE, FIXTURES AND EQUIPMENT
Furniture, fixtures and equipment consist of the following (in thousands):

	As of December 31,
	2014	2013
Computer equipment and purchased software	$34,736	$35,123
Leasehold improvements	28,601	24,989
Furniture and fixtures	6,365	4,129
Construction in progress	1,131	2,577
Total furniture, fixtures and equipment	70,833	66,818
Less: accumulated depreciation and amortization	(32,254)	(25,589)
Furniture, fixtures and equipment, net	$38,579	$41,229
Included in furniture, fixtures and equipment, net as of December 31, 2014 and 2013 are computer equipment and purchased software acquired under capital leases of approximately none and $0.1 million, respectively, net of related accumulated depreciation of approximately $2.7 million and $3.3 million, respectively. Total depreciation expense was $9.8 million, $6.1 million, and $6.1 million for the years ended December 31, 2014, 2013, and 2012, respectively. These amounts include depreciation of assets acquired under capital leases of approximately none, $0.1 million, and $0.1 million in 2014, 2013, and 2012, respectively. Assets included in construction in progress as of December 31, 2014 primarily relate to costs capitalized in connection with the Company's build-out of an additional floor of office space at its corporate headquarters in New York City. Assets included in construction in progress as of December 31, 2013 primarily related to build-out of the Company's office in Tokyo, Japan. Capitalized costs associated with construction in progress are not amortized into depreciation expense until the related space is occupied.
9. DEBT
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
In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes as a whole. This excess of the par value over the fair value of the debt also represents the debt discount, which is amortized to interest expense over the term of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.
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
As of December 31, 2014 and 2013, remaining unamortized debt issuance costs of $4.6 million and $5.9 million, respectively, were included in other assets on the Company's consolidated balance sheets.
The Notes consisted of the following components as of December 31, 2014 and 2013 (in thousands):

	As of December 31,
	2014	2013
Equity component, net of equity issue costs	$60,222	$60,222
Liability component:
Principal	287,500	287,500
Less: unamortized debt discount	(46,614)	(57,795)
Net carrying amount	$240,886	$229,705
As of December 31, 2014 and 2013, the estimated fair value of the Notes was $314.8 million and $365.1 million, respectively, which the Company considers to be a Level 2 measurement because it is based upon a recent modeled bid price quote for the Notes, reflecting activity in a less than active market. As of December 31, 2014, the Notes are not convertible. Based on the closing price of the Company's common stock on December 31, 2014 of $47.75, which is less than the Notes' initial conversion price of $58.05, the if-converted value of the Notes was less than their principal amount.
As of December 31, 2014, the remaining life of the Notes is approximately 43 months.
The following table sets forth total interest expense recognized related to the Notes for the years ended December 31, 2014 and 2013 (in thousands except percentages):

	2014	2013
Contractual interest expense	$2,867	$1,118
Amortization of debt issuance costs	1,277	533
Amortization of debt discount	11,181	4,182
Total	$15,325	$5,833

Effective interest rate	6.5%	6.6%

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Senior Secured Credit Facility
The senior secured credit facility, as amended, including a $10.0 million revolving line of credit, originally entered into by the Company in September 2008, matured on September 30, 2013. The Company was in compliance with all financial covenants under the senior secured credit facility and the revolving line of credit remained undrawn throughout the entire term. For the years ended December 31, 2013 and 2012, the Company's interest expense related to the unused revolving credit line fee was insignificant.
10. LEASE COMMITMENTS
The Company leases certain equipment and office space under noncancelable operating lease agreements, and certain equipment under noncancelable capital lease agreements, which provide for total future minimum annual lease payments as follows (in thousands):

Years ending December 31,	Operating Leases	Capital Leases (1)
2015	$12,018	$46
2016	10,828	—
2017	10,793	—
2018	10,942	—
2019	11,534	—
Thereafter	46,122	—
Total minimum lease payments	$102,237	$46
(1) The Company's capital lease obligations, which are all current, have been recorded, net of amount representing interest, in accrued expenses and other on its consolidated balance sheets. Interest included in minimum annual capital lease payments was insignificant as of December 31, 2014.

Rent expense was approximately $11.2 million in 2014, $8.7 million in 2013, and $4.8 million in 2012. The Company had several outstanding standby letters of credit issued in connection with office leases in the amount of $4.9 million and $5.1 million as of December 31, 2014 and 2013, respectively. These standby letters of credit were fully collateralized with restricted cash as of December 31, 2014 and 2013.
11. STOCK-BASED COMPENSATION
In 2000, the Company adopted the 2000 Stock Option Plan (the “2000 Plan”). Options granted under the 2000 Plan were incentive stock options and nonqualified stock options. The majority of the options are vested 25% one year from the grant date and 75% ratably over the next three years and expire after ten years. Stock options were issued with an exercise price equal to the market price on the date of the grant. The Company will not grant any additional stock options under the 2000 Plan.
In May 2009, the Company adopted the 2009 Plan which became effective upon the completion of the IPO in June 2009. The 2009 Plan is a comprehensive incentive compensation plan under which the Company can grant equity-based incentive awards to employees, directors, consultants, and advisors. A total of 5.0 million shares of common stock was initially reserved for issuance under the 2009 Plan, which may be in the form of stock options, nonvested RSAs, and other forms of stock-based incentives, including PBRSUs, stock appreciation rights, and deferred stock rights. Stock option awards are issued with an exercise price equal to the current market price on the date of the grant and generally vest monthly over four years. Nonvested RSAs are not eligible for disposition but entitle the holder to all rights of a holder of common stock, including dividends and voting rights. Nonvested RSAs and their associated dividends are subject to forfeiture under certain circumstances. Since its inception the 2009 Plan has been twice amended and restated to increase the number of shares of common stock that the Company may issue under the 2009 Plan to a total of 11.0 million shares as of December 31, 2014.
Effective January 2014, the Company adopted the Amended and Restated 2014 Employee Stock Purchase Plan. The ESPP allows eligible employees to purchase shares of the Company's common stock at a discount though payroll deductions, and consists of a 24-month offering period with four six-month purchase periods in each offering period. Employees purchase shares at the lesser of (1) 85% of the fair market value (“FMV”) per share on the first day of the offering period, or (2) 85% of the FMV per share at the end of the relevant purchase period. The ESPP contains a reset provision that automatically cancels the current offering period and enrolls participants in a new offering period in the event that FMV per share at the end of a six-month purchase period is lower than the FMV per share at the first day of the related offering period. The ESPP is a compensatory plan because it provides participants with terms that are more favorable than those offered to other holders of the Company's common stock. Accordingly, the cost of the plan is recorded as stock-based compensation expense. A total of 0.3 million shares of common stock is reserved for issuance under the ESPP as of December 31, 2014.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

For the three years ended December 31, 2014, the components of stock-based compensation expense were as follows (in thousands):

	2014	2013	2012
Stock options	$5,089	$4,143	$4,043
Restricted stock awards	13,525	18,099	6,871
Performance-based restricted stock units	16,927	13,901	—
Employee stock purchase plan	2,412	—	—
Total stock-based compensation	$37,953	$36,143	$10,914
The total tax benefit related to stock-based compensation expense was $13.4 million, $14.2 million, and $4.3 million for 2014, 2013, and 2012, respectively.
Stock Options
The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	2014	2013	2012
Expected volatility	43%	43%	46%
Expected life	6 years	6 years	6 years
Risk-free interest rate	1.86%	1.48%	0.96%
Dividend yield	—	—	—
The following table summarizes the status of the Company's stock options as of December 31, 2014, and changes during the year then ended (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	2,670	$16.00
Granted	214	48.29
Exercised	(403)	10.74
Forfeited	(150)	30.68
Expired	(1)	13.93
Outstanding at December 31, 2014	2,330	$18.93	6.39	$68,861
Exercisable at December 31, 2014	1,543	$12.56	5.48	$54,486
Vested and expected to vest at December 31, 2014	2,292	$18.57	6.35	$68,522
The weighted-average grant-date fair value of stock options granted during 2014, 2013, and 2012 was $21.18, $18.06, and $6.44 respectively. The total intrinsic value of stock options exercised during 2014, 2013, and 2012 was $15.7 million, $38.4 million, and $20.0 million, respectively. The total fair value of stock options vested during 2014, 2013, and 2012 was $5.1 million, $3.5 million, and $3.9 million, respectively. As of December 31, 2014, there was $10.1 million in unrecognized compensation cost related to all non-vested stock options granted. This cost is expected to be recognized over a weighted-average remaining period of 2.19 years.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Restricted Stock Awards
The following table summarizes the status of the Company’s nonvested RSAs as of December 31, 2014, and changes during the year then ended (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2014	1,672	$18.06
Granted	514	48.98
Vested	(701)	15.31
Forfeited	(102)	22.33
Nonvested at December 31, 2014	1,383	$30.64
The total fair value of RSAs vested during 2014, 2013, and 2012 was $29.4 million, $44.6 million, and $8.9 million, respectively. As of December 31, 2014, there was $32.5 million in unrecognized compensation cost related to all nonvested RSAs granted. This cost is expected to be recognized over a weighted-average remaining period of 2.14 years.
Performance-Based Restricted Stock Units
During 2014, the Company granted (1) 149 thousand PBRSUs ("2014 Revenue PBRSUs") with performance conditions based on revenue for the year ending December 31, 2014 relative to the Company's revenue guidance and a minimum profitability condition, vesting annually over three years commencing on the first anniversary of the grant date, with the number of PBRSUs ultimately earned ranging from zero to 200% of the target; and (2) 74 thousand PBRSUs (" 2014 TSR PBRSUs") with market conditions based on the Company's total stockholder return ("TSR") relative to that of the NASDAQ Composite Index for the year ending December 31, 2014, vesting annually over three years commencing on the first anniversary of the grant date, with the number of PBRSUs ultimately earned ranging from zero to 200% of the target. The Company also granted an insignificant number of other PBRSUs with performance conditions based on the achievement of certain individual performance objectives.
During 2013, the Company granted (1) 227 thousand PBRSUs ("2013 Revenue PBRSUs") with performance conditions based on revenue for the year ending December 31, 2013 relative to the Company's revenue guidance and a minimum profitability condition, vesting annually over three years commencing on the first anniversary of the grant date, with the number of PBRSUs ultimately earned ranging from zero to 200% of the target; (2) 114 thousand PBRSUs ("2013 TSR PBRSUs") with market conditions based on the Company's TSR relative to that of the NASDAQ Composite Index for the year ending December 31, 2013, vesting annually over three years commencing on the first anniversary of the grant date, with the number of PBRSUs ultimately earned ranging from zero to 200% of the target; (3) 646 thousand PBRSUs ("2013 Long-Term PBRSUs") with both market and performance conditions based on the Company's compound annual revenue growth rate and absolute TSR over the three-year period ending December 31, 2015, vesting in full on December 31, 2015, with the number of PBRSUs ultimately earned ranging from zero to 300% of the original award. The Company also granted an insignificant number of other PBRSUs with performance conditions based on the achievement of certain individual performance objectives.
The fair value of PBRSUs with market conditions were estimated as of the date of grant using a Monte Carlo valuation model with the following weighted-average assumptions:

	2014 TSR PBRSUs	2013 TSR PBRSUs	2013 Long-Term PBRSUs
Expected volatility - Medidata	52%	39%	39%
Expected volatility - NASDAQ Composite Index	13%	15%	N/A
Risk-free interest rate	0.12%	0.16%	0.39%
Expected term	0.89 years	1.00 year	2.86 years
Dividend yield	—	—	—

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The following table summarizes the status of the Company’s PBRSUs based upon expected performance as of December 31, 2014, and changes during the year then ended (in thousands, except per share data):

	Revenue	TSR	Long-Term	Other	Total Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2014	454	227	1,012	9	1,702	$26.61
Granted (based on performance at 100% of targeted levels)	149	74	—	5	228	54.01
Adjustment related to expected performance	(141)	(71)	246	(3)	31	38.92
Vested	(152)	(75)	—	(2)	(229)	26.50
Forfeited	(7)	(4)	(143)	—	(154)	32.78
Nonvested at December 31, 2014	303	151	1,115	9	1,578	$26.61
The total fair value of PBRSUs vested during 2014 was $13.4 million. No PBRSUs vested prior to 2014. As of December 31, 2014, there was $18.3 million in unrecognized compensation cost related to all nonvested PBRSUs. This cost is expected to be recognized over a weighted-average remaining period of 1.12 years.
During the fourth quarter of 2014, the Company entered into a separation agreement with a holder of the Company's 2013 Long-Term PBRSUs that resulted in a modification to the holder's award. Accordingly, all historical expense associated with the pre-modification PBRSUs, approximately $2.0 million, was reversed as of the modification date in the fourth quarter of 2014. The total fair value of the replacement PBRSUs of approximately $1.8 million, based on expected performance as of December 31, 2014, was fully expensed in the fourth quarter of 2014. Adjustments for any future changes in fair value will be recognized in the period in which those changes occur.
Employee Stock Purchase Plan
The fair value of ESPP shares was estimated using the Black-Scholes pricing model with the following weighted-average assumptions:

2014
Expected volatility	51%
Expected life	1.34 years
Risk-free interest rate	0.25%
Dividend yield	—
During 2014, 136 thousand shares of common stock were purchased under the ESPP at a weighted-average price of $36.96. As of December 31, 2014, there was $5.2 million in unrecognized compensation cost related to ESPP shares. This cost is expected to be recognized over a weighted-average remaining period of 1.29 years.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in the balances of each component of accumulated other comprehensive loss during the two years ended December 31, 2014 are as follows (in thousands):

	Foreign currency translation adjustments	Unrealized gains (losses) on available-for-sale securities	Total
Balance as of January 1, 2013	$(53)	$(10)	$(63)
Other comprehensive loss	(74)	(62)	(136)
Balance as of December 31, 2013	$(127)	$(72)	$(199)
Other comprehensive loss	(1,340)	(373)	(1,713)
Balance as of December 31, 2014	$(1,467)	$(445)	$(1,912)
For the years ended December 31, 2014 and 2013 reclassifications of items from accumulated other comprehensive loss to net income were insignificant.
13. EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted-average number of shares outstanding during the period. The holders of unvested RSAs do not have nonforfeitable rights to dividends or dividend equivalents and therefore, such vested awards do not qualify as participating securities and are excluded from the basic earnings per share calculation. Diluted earnings per share includes the determinants of basic net income per share and, in addition, gives effect to the potential dilution that would occur if securities or other contracts to issue common stock are exercised, vested or converted into common stock, unless they are anti-dilutive. As the Company intends to settle the principal amount of the Notes (see Note 9, "Debt") in cash upon conversion, their dilutive effect, if any, will be reflected in diluted earnings per share using the treasury stock method, which considers the number of shares that would be required to settle any premium above principal at the average stock price for the period. During the year ended December 31, 2014, the average price of the Company's stock was below the conversion price of the Notes; as a result the Notes were not dilutive for this period.
A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share for the three years ended December 31, 2014 is shown in the following table (in thousands, except per share data):

	2014	2013	2012
Numerator
Numerator for basic earnings per share:
Net income	$6,092	$16,661	$18,020
Denominator
Denominator for basic earnings per share:
Weighted-average common shares outstanding	52,561	51,060	49,092
Denominator for diluted earnings per share:
Dilutive potential common shares:
Stock options	1,190	1,581	1,290
Nonvested restricted stock awards	617	1,030	556
Performance-based restricted stock units	879	447	—
Weighted-average common shares outstanding with assumed conversion	55,247	54,118	50,938
Basic earnings per share	$0.12	$0.33	$0.37
Diluted earnings per share	$0.11	$0.31	$0.35

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Antidilutive common stock equivalents excluded from the calculation of dilutive earnings per share for the three years ended December 31, 2014 are shown in the following table (in thousands):

	2014	2013	2012
Stock options	357	211	715
Restricted stock awards	30	23	1
Performance-based restricted stock units	1	3	—
Employee stock purchase plan	125	—	—
Total	513	237	716

14. INCOME TAXES
For financial reporting purposes, income before income taxes included the following components (in thousands):

	2014	2013	2012
U.S. income	$1,241	$14,549	$25,064
Non-U.S. income	5,273	3,833	3,005
Income before income taxes	$6,514	$18,382	$28,069
The components of income tax expense (benefit) are as follows (in thousands):

	2014	2013	2012
Current expense:
U.S. federal and state	$9,581	$1,372	$5,827
Foreign	1,706	1,165	1,099
Current expense	11,287	2,537	6,926
Deferred expense (benefit):
U.S. federal and state	(10,828)	2,381	3,505
Foreign	(37)	(439)	(178)
Valuation allowance	—	(2,758)	(204)
Deferred (benefit) expense	(10,865)	(816)	3,123
Total income tax expense	$422	$1,721	$10,049
A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	2014	2013	2012
Tax computed at U.S. federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in effective tax rate resulting from:
State tax expense, net of federal benefit	(2.5)%	3.6%	2.7%
Valuation allowance	—%	(15.0)%	(0.7)%
U.S. credits and incentives (1)	(43.7)%	(19.0)%	(0.8)%
Excess compensation deduction	—%	5.2%	—%
Foreign earnings (2)	(0.8)%	(1.2)%	0.7%
Stock-based compensation	12.3%	(0.8)%	(0.1)%
Other (3)	6.2%	1.6%	(1.0)%
Effective tax rate	6.5%	9.4%	35.8%
(1) Prior period information summarized to conform with current presentation includes U.S. research and development tax credit and domestic production activities deduction.
(2) Prior period information summarized to conform with current presentation includes undistributed earnings from foreign subsidiaries, non-deductible foreign items, foreign tax rate differential, and foreign tax credit.

(3) Prior period information summarized to conform with current presentation includes recognition of uncertain tax position.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

As of December 31, 2014 and 2013, the components of deferred tax assets (liabilities) are as follows (in thousands):

	As of December 31,
	2014	2013
Assets:
Net operating loss carryforwards	$4,185	$4,961
Deferred revenue	777	2,502
Stock-based compensation	15,418	9,305
Debt issuance costs	480	618
Other	9,794	6,327
Gross deferred tax assets	30,654	23,713
Liabilities:
Depreciable and amortizable assets	(6,033)	(5,442)
Convertible notes	(17,759)	(22,196)
Other	(720)	(716)
Gross deferred tax liabilities	(24,512)	(28,354)
Net deferred tax assets (liabilities)	$6,142	$(4,641)
Net current deferred tax assets	$96	$665
Net long-term deferred tax assets	8,066	345
Net current deferred tax liabilities (included in accrued expenses and other)	(1,782)	—
Net long-term deferred tax liabilities	(238)	(5,651)
Net deferred tax assets (liabilities)	$6,142	$(4,641)
As of December 31, 2014 and 2013, the Company had approximately $47.6 million and $58.7 million, respectively, of federal and state net operating loss carryforwards (“NOLs”) available to offset future taxable income expiring from 2020 through 2033. Certain NOLs are subject to limitations under Section 382 of the Internal Revenue Code.
As of December 31, 2014 and 2013, the federal NOLs included $23.4 million and $24.5 million, respectively, attributable to excess tax deductions on equity award activity which were not included in the recorded deferred tax assets. In addition, as of December 31, 2014 and 2013, the Company had approximately $14.7 million and $8.8 million, respectively, of tax credits which were not included in the recorded deferred tax assets. The tax benefit of these NOLs and credits will be recognized through additional paid-in capital at such time as the attributes are used to reduce income taxes payable.
As of December 31, 2014 and 2013, the Company had no valuation allowance against its deferred tax assets as it is more likely than not that the deferred tax assets will be fully realized. As of December 31, 2012, the Company maintained a valuation allowance against its deferred tax asset related to foreign tax credits, as its future utilization remained uncertain at that time. The net decrease in valuation allowance of $2.8 million during 2013 was due primarily to the utilization of foreign tax credit carryforwards.
The Company has recorded unrecognized tax benefits, which would affect the Company's effective tax rate if recognized, in other long-term liabilities on its consolidated balance sheets. The aggregate changes in the balance of the Company’s gross unrecognized tax benefits for the three years ended December 31, 2014 are as follows (in thousands):

	2014	2013	2012
Gross unrecognized tax benefits as of beginning of period	$4,109	$2,946	$2,109
Increases based on tax positions related to the current year	438	429	229
Increases related to tax positions from prior fiscal years	445	734	608
Total gross unrecognized tax benefits as of end of period	$4,992	$4,109	$2,946
The Company recognizes interest and penalties, if any, related to unrecognized benefits as income tax expense. Recognized interest and penalties were $0.2 million for 2014, 2013, and 2012. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position during the next twelve months. The Company is subject to audit in various jurisdictions for tax returns for the years 2011 through 2013. The Company's 2012 federal income tax return is currently under examination by the Internal Revenue Service ("IRS"). The Company has not been advised of any adjustments that would result in a material impact to our financial position or results of operations.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

For 2014, the Company has not provided for deferred taxes on investments in its foreign subsidiaries as there is no excess of financial reporting basis over tax basis with regard to these subsidiaries. If financial reporting basis exceeds tax basis in the future and the Company does not intend to permanently reinvest the earnings of its foreign subsidiaries, deferred taxes will be provided. For 2013, no deferred taxes were recorded in connection with the Company's undistributed earnings from its foreign subsidiaries as all taxes on undistributed earnings were included in U.S. current income taxes under Internal Revenue Code Section 956.
15. COMMITMENTS AND CONTINGENCIES
401(k) Plan—The Company has a pre-tax savings and profit sharing plan (the “401(k) Plan”) under Section 401(k) of the Internal Revenue Code for substantially all employees. Under the 401(k) Plan, eligible employees are able to contribute up to 15% of their compensation not to exceed the maximum IRS annual deferral amount. The Company provides a 50% match of the first 4% of eligible compensation contributed each period by the employees. The maximum match by the Company is therefore 2% of eligible compensation. The Company incurred expense of $1.7 million, $1.4 million, and $1.2 million relating to matching contributions in 2014, 2013, and 2012, respectively.
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
On March 4, 2011, DataTrak International, Inc. ("DataTrak") filed a complaint for alleged patent infringement against the Company in DataTrak International v. Medidata Solutions, C.A. No. 1:11-cv-00458 in the U.S. District Court for the Northern District of Ohio. The complaint asserts infringement of U.S. Patent No. 7,464,087 (the “'087 Patent”), which claims a method and system for unifying data from a variety of sources. The complaint asserts that the Company infringes upon the patent owned without providing any details concerning the alleged infringement, and it seeks unspecified damages and injunctive relief. On October 28, 2011, the Company filed an application for ex parte reexamination of the '087 Patent with the U.S. Patent and Trademark Office (the “PTO”). On December 16, 2011, the district court granted the Company's motion to stay the case pending reexamination of the patent-in-suit. On April 6, 2012, the PTO issued its final office action rejecting all asserted claims of the '087 Patent. In July 2012, DataTrak filed a notice of appeal to the Board of Patent Appeals and Interferences (the "BPAI"). The BPAI rendered a decision on March 4, 2014, affirming the rejection of some claims of the '087 Patent and reversing the rejection of other claims. The PTO issued a notice of intent to issue ex parte reexamination certificate on August 1, 2014, which confirmed patentability of the remaining claims and closed the reexamination proceeding. The court lifted the stay of this action on September 9, 2014, and discovery in the case is proceeding.
The Company believes that it has valid defenses to the lawsuit and intends to defend itself vigorously. The probability of a favorable or unfavorable outcome to the Company arising from the lawsuit is not known nor can the liability that could potentially result from a negative outcome be reasonably estimated. As a result, the Company has not recorded an accrual associated with this litigation. Additionally, given the early stage of the proceedings, the complexities of the facts in dispute, and the multiple claims involved, the Company is unable to estimate a range of loss related to this litigation.
Contractual Warranties—The Company typically provides contractual warranties to its customers covering its solutions and services. To date, any refunds provided to customers have been immaterial.
Change in Control Agreements—The Company has change in control agreements with its chief executive officer and certain other executive officers. These agreements provide for payments to be made to such officers upon involuntary termination of their employment by the Company without cause or by such officers for good reason as defined in the agreements, within a period of 2 years following a change in control. The agreements provide that, upon a qualifying termination event, such officers will be entitled to (a) a severance payment equal to the officer’s base salary plus target bonus amount; (b) continuation of health benefits for 12 months; and (c) immediate vesting of any remaining unvested equity awards, unless otherwise specified in the equity award agreements.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

16. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA
The following table presents the Company’s unaudited selected quarterly financial data for 2014 and 2013 (in thousands, except for share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the fiscal year 2014:
Total revenues	$76,640	$83,223	$85,996	$89,212
Gross profit	55,841	62,249	65,001	67,060
Operating income	274	7,140	3,575	9,075
Net income (loss)	(1,815)	2,296	161	5,450
Earnings (loss) per share:
Basic	$(0.03)	$0.04	$0.00	$0.10
Diluted	$(0.03)	$0.04	$0.00	$0.10
For the fiscal year 2013:
Total revenues	$63,259	$68,069	$70,946	$74,575
Gross profit	46,130	51,149	53,684	55,977
Operating income (loss)	7,092	8,836	9,476	(1,516)
Net income	5,700	5,106	5,273	582
Earnings per share:
Basic (1)	$0.11	$0.10	$0.10	$0.01
Diluted (1)	$0.11	$0.09	$0.10	$0.01
(1) Prior period results have been adjusted to reflect the two-for-one stock split which was effected in the form of a stock dividend in December 2013.

Schedule II—Valuation and Qualifying Accounts
The allowance for doubtful accounts as of December 31, 2014 and 2013 was $1.5 million and $1.1 million, respectively. The table below details the activity in the account for the three years ended December 31, 2014 (in thousands):

	2014	2013	2012
Balance at beginning of period	$1,055	$747	$882
Charged to costs and expenses	648	657	165
Charged to other accounts	—	—	239
Deductions	(186)	(349)	(539)
Balance at end of period	$1,517	$1,055	$747