Form 10-Q
period 2015-03-31
Medidata Solutions, Inc.
filed 2015-05-11
CIK 1453814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
As of May 4, 2015, the registrant had 55,276,696 shares of common stock outstanding.

MEDIDATA SOLUTIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

- i -

PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)

MEDIDATA SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2015	December 31, 2014
	(Amounts in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$71,472	$39,517
Marketable securities	226,136	233,284
Accounts receivable, net of allowance for doubtful accounts of $1,695 and $1,517, respectively	80,358	68,475
Prepaid commission expense	2,155	2,819
Prepaid expenses and other current assets	14,725	13,661
Deferred income taxes	97	96
Total current assets	394,943	357,852
Restricted cash	5,118	5,118
Furniture, fixtures and equipment, net	39,664	38,579
Marketable securities – long-term	168,165	183,842
Goodwill	18,808	19,025
Intangible assets, net	1,595	1,816
Deferred income taxes – long-term	7,771	8,066
Other assets	7,995	7,919
Total assets	$644,059	$622,217
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,254	$3,738
Accrued payroll and other compensation	12,896	15,574
Accrued expenses and other	13,330	12,638
Deferred revenue	74,826	62,890
Total current liabilities	107,306	94,840
Noncurrent liabilities:
1.00% convertible senior notes, net	243,795	240,886
Deferred revenue, less current portion	1,346	1,374
Deferred tax liabilities	241	238
Other long-term liabilities	19,983	20,180
Total noncurrent liabilities	265,365	262,678
Total liabilities	372,671	357,518
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $0.01 per share; 200,000 shares authorized; 57,280 and 56,301 shares issued; 55,182 and 54,413 shares outstanding, respectively	573	563
Additional paid-in capital	317,042	301,465
Treasury stock, 2,098 and 1,888 shares, respectively	(53,671)	(45,049)
Accumulated other comprehensive loss	(2,345)	(1,912)
Retained earnings	9,789	9,632
Total stockholders’ equity	271,388	264,699
Total liabilities and stockholders’ equity	$644,059	$622,217
The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2015	2014
	(Amounts in thousands, except per share data)
Revenues
Subscription	$78,749	$63,811
Professional services	13,691	12,829
Total revenues	92,440	76,640
Cost of revenues (1)(2)
Subscription	11,473	11,086
Professional services	10,703	9,713
Total cost of revenues	22,176	20,799
Gross profit	70,264	55,841
Operating costs and expenses
Research and development (1)	21,911	17,789
Sales and marketing (1)(2)	24,318	20,732
General and administrative (1)	20,569	17,046
Total operating costs and expenses	66,798	55,567
Operating income	3,466	274
Interest and other income (expense)
Interest expense	(3,958)	(3,781)
Interest income	534	395
Other (expense) income, net	(34)	34
Total interest and other expense, net	(3,458)	(3,352)
Income (loss) before income taxes	8	(3,078)
Provision for income taxes	(149)	(1,263)
Net income (loss)	$157	$(1,815)
Earnings (loss) per share
Basic	$0.00	$(0.03)
Diluted	$0.00	$(0.03)
Weighted average common shares outstanding
Basic	53,257	52,109
Diluted	55,658	52,109
(1) Stock-based compensation expense included in cost of revenues and operating costs and expenses is as follows:
Cost of revenues	1,248	1,072
Research and development	1,786	912
Sales and marketing	2,367	2,351
General and administrative	6,269	5,364
Total stock-based compensation	$11,670	$9,699
(2) Amortization of intangible assets included in cost of revenues and operating costs and expenses is as follows:
Cost of revenues	179	108
Sales and marketing	29	30
Total amortization of intangible assets	$208	$138

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2015	2014
	(Amounts in thousands)
Net income (loss)	$157	$(1,815)
Other comprehensive income (loss)
Foreign currency translation adjustments	(752)	182
Unrealized gain on marketable securities	593	2
Other comprehensive (loss) income	(159)	184
Income tax expense related to unrealized gain on marketable securities	(274)	(1)
Other comprehensive (loss) income, net of tax	(433)	183
Comprehensive loss, net of tax	$(276)	$(1,632)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities	(Amounts in thousands)
Net income (loss)	$157	$(1,815)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization of intangible assets and depreciation	2,553	2,535
Stock-based compensation	11,670	9,699
Amortization of discounts or premiums on marketable securities	1,309	1,431
Deferred income taxes	683	(1,643)
Amortization of debt issuance costs	319	319
Amortization of debt discount	2,909	2,741
Excess tax benefit associated with equity awards	(215)	(71)
Provision for doubtful accounts	300	100
Changes in operating assets and liabilities:
Accounts receivable	(16,643)	(25,550)
Prepaid commission expense	(46)	(499)
Prepaid expenses and other current assets	(2,425)	1,485
Other assets	1,676	137
Accounts payable	2,755	1,083
Accrued payroll and other compensation	(4,043)	(9,260)
Accrued expenses and other	(272)	832
Deferred revenue	16,375	10,653
Other long-term liabilities	(197)	1,537
Net cash provided by (used in) operating activities	16,865	(6,286)
Cash flows from investing activities
Purchases of furniture, fixtures and equipment	(3,451)	(7,048)
Purchases of available-for-sale securities	(49,724)	(46,249)
Proceeds from sale of available-for-sale securities	71,833	80,730
Net cash provided by investing activities	18,658	27,433
Cash flows from financing activities
Proceeds from exercise of stock options	3,702	1,079
Proceeds from employee stock purchase plan	1,519	1,327
Excess tax benefit associated with equity awards	215	71
Payment of acquisition-related earn-out	—	(704)
Repayment of obligations under capital leases	(9)	(30)
Repayment of notes payable	—	(41)
Acquisition of treasury stock	(8,928)	(19,789)
Net cash used in financing activities	(3,501)	(18,087)
Effect of exchange rate changes on cash and cash equivalents	(67)	18
Net increase in cash and cash equivalents	31,955	3,078
Cash and cash equivalents – Beginning of period	39,517	22,328
Cash and cash equivalents – End of period	$71,472	$25,406

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (Unaudited)

	Three Months Ended March 31,
	2015	2014
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,438	$1,350
Income taxes	$281	$296

Noncash activities:
Furniture, fixtures, and equipment acquired but not yet paid for at period-end	$953	$2,996
Issuance of notes payable in connection with acquisition-related earn-out payments	$—	$97

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Medidata Solutions, Inc. and its consolidated subsidiaries (the "Company") are the leading global provider of cloud-based solutions for clinical research in life sciences, offering platform technology that transforms clinical development and increases the value of its customers' research investments. The Company was organized as a New York corporation in June 1999 and reincorporated as a Delaware corporation in May 2000.
Except to the extent updated or described below, the Company’s significant accounting policies as of March 31, 2015 are the same as those at December 31, 2014, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 2, 2015.
Basis of Presentation — The accompanying interim condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014, the condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014, the condensed consolidated statements of comprehensive income for the three months ended March 31, 2015 and 2014, and the condensed consolidated statements of cash flows for the three months ended March 31, 2015 and 2014 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the SEC for interim financial reporting. Accordingly, certain information and footnote disclosures have been condensed or omitted pursuant to SEC rules that would ordinarily be required by GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto for the fiscal year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2015.
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments consisting of normal recurring accruals considered necessary to present fairly the Company’s financial position as of March 31, 2015, results of its operations for the three months ended March 31, 2015 and 2014, comprehensive income for the three months ended March 31, 2015 and 2014, and cash flows for the three months ended March 31, 2015 and 2014. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
Income Taxes — The Company’s interim period provision for income taxes is computed by using an estimate of the annual effective tax rate, adjusted for discrete items taken into account in the relevant period, if any. Each quarter, the annual effective income tax rate is recomputed and if there are material changes in the estimate, a cumulative adjustment is made.
Accounts Receivable — Accounts receivable are written off when deemed uncollectible. Unbilled receivables consist of revenue recognized in excess of billings, substantially all of which is expected to be billed and collected within one year. As of March 31, 2015 and December 31, 2014, unbilled accounts receivable of $4.7 million and $8.9 million, respectively, were included in accounts receivable on the Company's consolidated balance sheets.
Fair Value of Financial Instruments —The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments. Fair values of marketable securities are based on unadjusted quoted market prices or pricing models using current market data that are observable either directly or indirectly. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.
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
Recently Issued Accounting Pronouncements — There have been no changes in the expected dates of adoption or estimated effects on the Company's consolidated financial statements of recently issued accounting pronouncements from those disclosed in the Company’s Annual Report on Form 10-K, except as described below.
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs be presented not as an asset but as a reduction of the carrying amount of the related debt liability, similar to a debt discount. ASU 2015-03 is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. The Company is presently evaluating the impact of the adoption on its consolidated financial statements.
2. STOCKHOLDERS' EQUITY
Common Stock — Common stockholders are entitled to one vote for each share of common stock held. Common stockholders may receive dividends if and when the Board of Directors determines, at its sole discretion.
Treasury Stock — From time to time, the Company grants nonvested restricted stock awards ("RSAs"), restricted stock units ("RSUs"), and performance-based restricted stock units ("PBRSUs") to its employees pursuant to the terms of the 2009 Long-Term Incentive Plan (the “2009 Plan”). Under the provisions of the 2009 Plan, unless otherwise elected, participants fulfill their related income tax withholding obligation by having shares withheld at the time of vesting. On the date of vesting, the Company divides the participant's income tax withholding obligation in dollars by the closing price of its common stock and withholds the resulting number of vested shares. The shares withheld are then transferred to the Company's treasury stock at cost for future reissuance. During the three months ended March 31, 2015 and 2014, the Company withheld 185,275 shares at an average price of $46.54 and 164,738 shares at an average price of $59.67, respectively, in connection with the vesting of equity awards.
Nonvested restricted stock awards forfeited by plan participants are transferred to the Company's treasury stock at par. During the three months ended March 31, 2015 and 2014, 25,427 and 13,134 forfeited shares, respectively, were transferred to treasury stock at their par value of $0.01.
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
The following table provides the Company’s marketable securities by security type as of March 31, 2015 and December 31, 2014 (in thousands):

	As of March 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper and corporate bonds	$391,427	$87	$(212)	$391,302
U.S. government agency debt securities	3,000	—	(1)	2,999
Total	$394,427	$87	$(213)	$394,301

	As of December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper and corporate bonds	$417,845	$72	$(791)	$417,126
Total	$417,845	$72	$(791)	$417,126

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Contractual maturities of the Company’s marketable securities as of March 31, 2015 and December 31, 2014 are summarized as follows (in thousands):

	As of March 31, 2015		As of December 31, 2014
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in one year or less	$226,121	$226,136	$233,326	$233,284
Due in one to five years	168,306	168,165	184,519	183,842
Total	$394,427	$394,301	$417,845	$417,126
At March 31, 2015, the Company had $0.2 million of gross unrealized losses primarily due to a decrease in the fair value of certain corporate bonds. The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include:
• the length of time and extent to which fair value has been lower than the cost basis;
•the financial condition, credit quality and near-term prospects of the investee; and
•whether it is more likely than not that the Company will be required to sell the security prior to recovery.
As the Company has the ability and intent to hold these investments until a recovery of fair value, which may be until maturity, the Company has determined that the gross unrealized losses on such investments at March 31, 2015 are temporary in nature. Accordingly, the Company did not consider its investments in marketable securities to be other-than-temporarily impaired as of March 31, 2015.
None of the Company's marketable securities had been in a continuous unrealized loss position for more than twelve months as of March 31, 2015 or December 31, 2014. The following table provides the fair market value and the gross unrealized losses of the Company's marketable securities with unrealized losses, aggregated by security type, as of March 31, 2015 and December 31, 2014 (in thousands):

	In Loss Position for Less than 12 Months
	As of March 31, 2015		As of December 31, 2014
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper and corporate bonds	$230,058	$(212)	$322,938	$(791)
U.S. government agency debt securities	2,999	(1)	—	—
Total	233,057	(213)	322,938	(791)
During the three months ended March 31, 2015 and 2014, the Company recorded an insignificant amount of net realized gains from the sale of marketable securities.
4. FAIR VALUE
As of March 31, 2015 and December 31, 2014, financial assets (excluding cash balances) measured at fair value on a recurring basis as described in Note 1, "Summary of Significant Accounting Policies," are summarized as follows (in thousands):

	As of March 31, 2015			As of December 31, 2014
	Fair Value Measurement Using			Fair Value Measurement Using
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$5,184	$—	$5,184	$733	$—	$733
Total cash equivalents	5,184	—	5,184	733	—	733
Commercial paper and corporate bonds	—	391,302	391,302	—	417,126	417,126
U.S. government agency debt securities	—	2,999	2,999	—	—	—
Total marketable securities	—	394,301	394,301	—	417,126	417,126
Total financial assets	$5,184	$394,301	$399,485	$733	$417,126	$417,859

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of March 31, 2015 and December 31, 2014, the Company had no financial liabilities measured at fair value on a recurring basis, and none of its financial assets measured at fair value on a recurring basis relied upon Level 3 inputs.
The Company's financial assets that are measured at fair value on a recurring basis are classified within Level 1 or Level 2 of the fair value hierarchy. Investments in money market funds have been classified as Level 1 since these securities are valued based upon $1.00 net asset value per share or unadjusted quoted prices in active markets. Investments in commercial paper, corporate bonds, and U.S. government agency debt securities have been classified as Level 2 as they are valued using quoted prices in less active markets or other directly or indirectly observable inputs. Fair values of corporate bonds and U.S. government agency debt securities were derived from a consensus or weighted-average price based on input of market prices from multiple sources at each reporting period. With regard to commercial paper, all of the securities had high credit ratings and one year or less to maturity; therefore, fair value was derived from accretion of purchase price to face value over the term of maturity or quoted prices for similar instruments if available. During the three months ended March 31, 2015 and 2014, there were no transfers of financial assets between Level 1 and Level 2.
The carrying amounts of all other current financial assets and current financial liabilities reflected in the consolidated balance sheets approximate fair value due to their short-term nature.
5. GOODWILL AND INTANGIBLE ASSETS
The change in the carrying amount of goodwill during the three months ended March 31, 2015 is as follows (in thousands):

Balance as of January 1, 2015	$19,025
Foreign currency translation adjustments	(217)
Balance as of March 31, 2015	$18,808
Intangible assets are summarized as follows (in thousands):

	As of March 31, 2015			As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$5,226	$(4,004)	$1,222	$5,299	$(3,891)	$1,408
Customer relationships	2,166	(1,929)	237	2,186	(1,922)	264
Non-competition agreements	$150	$(14)	$136	$150	$(6)	$144
Total	$7,542	$(5,947)	$1,595	$7,635	$(5,819)	$1,816
Annual amortization for the next five years is expected to be as follows (in thousands):

Remainder of year ending December 31, 2015	$423
Years ending December 31,
2016	413
2017	388
2018	305
2019	47
2020	19

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6. DEBT
The Company's 1.00% convertible senior notes (the "Notes"), issued in August 2013, consisted of the following components as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Equity component, net of equity issue costs	$60,222	$60,222
Liability component:
Principal	287,500	287,500
Less: unamortized debt discount	(43,705)	(46,614)
Net carrying amount	$243,795	$240,886
As of March 31, 2015 and December 31, 2014, the estimated fair value of the Notes was $322.7 million and $314.8 million, respectively, which the Company considers to be a Level 2 measurement because it is based upon a recent modeled bid price quote for the Notes, reflecting activity in a less than active market. As of March 31, 2015, the Notes are not convertible. Based on the closing price of the Company's common stock on March 31, 2015 of $49.04, which is less than the Notes' initial conversion price of $58.05, the if-converted value of the Notes was less than their principal amount.
As of March 31, 2015, the remaining life of the Notes was approximately 40 months and related unamortized debt issuance costs of $4.3 million were included in other assets on the Company's consolidated balance sheets.
The following table sets forth total interest expense recognized related to the Notes for the three months ended March 31, 2015 and 2014 (in thousands except percentages):

	Three Months Ended March 31,
	2015	2014
Contractual interest expense	$719	$711
Amortization of debt issuance costs	319	319
Amortization of debt discount	2,909	2,741
Total	$3,947	$3,771

Effective interest rate	6.5%	6.5%

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. STOCK-BASED COMPENSATION
For the three months ended March 31, 2015 and 2014, the components of stock-based compensation expense were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Stock options	$1,147	$1,214
Restricted stock awards and units	4,221	3,169
Performance-based restricted stock units	5,205	4,750
Employee stock purchase plan	1,097	566
Total stock-based compensation	$11,670	$9,699
Stock Options
The fair value of each stock option granted during the three months ended March 31, 2015 and 2014 was estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2015	2014
Expected volatility	—	42%
Expected life	—	6 years
Risk-free interest rate	—	1.76%
Dividend yield	—	—
The following table summarizes the status of the Company's stock options as of March 31, 2015, and changes during the three months then ended (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	2,330	$18.93
Granted	—	—
Exercised	(238)	15.56
Forfeited	(42)	13.86
Expired	(1)	0.31
Outstanding at March 31, 2015	2,049	$19.44	6.34	$62,173
Exercisable at March 31, 2015	1,428	$13.03	5.55	$51,838
Vested and expected to vest at March 31, 2015	2,007	$18.92	6.29	$61,873
No stock options were granted during the three months ended March 31, 2015. The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2014 was $26.79. The total intrinsic value of stock options exercised during the three months ended March 31, 2015 and 2014 was $7.3 million and $6.8 million, respectively. The total fair value of stock options vested during the three months ended March 31, 2015 and 2014 was $1.3 million and $0.7 million, respectively. As of March 31, 2015, there was $8.7 million in unrecognized compensation cost related to all non-vested stock options granted. This cost is expected to be recognized over a weighted-average remaining period of 2.14 years.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Restricted Stock Awards and Units
The following table summarizes the status of the Company’s nonvested time-based RSAs and RSUs as of March 31, 2015, and changes during the three months then ended (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2015	1,383	$30.64
Granted	516	46.56
Vested	(194)	34.83
Forfeited	(25)	31.12
Nonvested at March 31, 2015	1,680	$35.04
The total fair value of RSAs and RSUs vested during the three months ended March 31, 2015 and 2014 was $9.0 million and $8.4 million, respectively. As of March 31, 2015, there was $51.4 million in unrecognized compensation cost related to all nonvested RSAs and RSUs granted. This cost is expected to be recognized over a weighted-average remaining period of 2.48 years.
Performance-Based Restricted Stock Units
During the first quarter of 2015, the Company granted 242 thousand PBRSUs ("2015 TSR PBRSUs") with market conditions based on the Company's total stockholder return ("TSR") relative to that of the Russell 2000 Index over the one-, two-, and three-year periods ending December 31, 2015, 2016, and 2017, respectively, vesting in equal parts upon those dates, and with the number of PBRSUs ultimately earned ranging from zero to 200% of the target number of shares.
During the first quarter of 2014, the Company granted (a) 74 thousand PBRSUs ("2014 TSR PBRSUs") with market conditions based on the Company's TSR relative to that of the NASDAQ Composite Index for the year ending December 31, 2014, vesting annually over three years commencing on the first anniversary of the grant date, with the number of PBRSUs ultimately earned ranging from zero to 200% of the target number of shares; (b) 149 thousand PBRSUs ("2014 Revenue PBRSUs") with performance conditions based on revenue for the year ending December 31, 2014, vesting annually over three years commencing on the first anniversary of the grant date, with the number of PBRSUs ultimately earned ranging from zero to 200% of the target number of shares. The Company also granted an insignificant number of other PBRSUs with performance conditions based on achievement of certain individual performance objectives.
The fair value of PBRSUs with market conditions was estimated as of the date of grant using a Monte Carlo valuation model with the following weighted average assumptions:

	2015 TSR PBRSUs	2014 TSR PBRSUs
Expected volatility - Medidata	46%	52%
Expected volatility - comparison index	41%	13%
Expected life	2.88 years	0.89 years
Risk-free interest rate	0.99%	0.12%
Dividend yield	—	—

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the status of the Company’s PBRSUs based upon expected performance as of March 31, 2015, and changes during the three months then ended (in thousands, except per share data):

	Revenue	TSR	Long-Term	Other	Total Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2015	303	151	1,115	9	1,578	$26.61
Granted (based on performance at 100% of targeted levels)	—	242	—	—	242	66.99
Adjustment related to expected performance	—	—	—	—	—	—
Vested	(151)	(76)	—	—	(227)	26.33
Forfeited	—	—	—	—	—	—
Nonvested at March 31, 2015	152	317	1,115	9	1,593	$32.78
The total fair value of PBRSUs vested during the three months ended March 31, 2015 and 2014 was $10.6 million and $13.3 million, respectively. As of March 31, 2015, there was $29.3 million in unrecognized compensation cost related to all nonvested PBRSUs. This cost is expected to be recognized over a weighted-average remaining period of 1.11 years.
Employee Stock Purchase Plan
The fair value of ESPP shares was estimated using the Black-Scholes pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2015	2014
Expected volatility	51%	49%
Expected life	1.56 years	1.22 years
Risk-free interest rate	0.35%	0.21%
Dividend yield	—	—
As of March 31, 2015, there was $4.9 million in unrecognized compensation cost related to ESPP shares. This cost is expected to be recognized over a weighted-average remaining period of 1.16 years.
8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in the balances of each component of accumulated other comprehensive loss during the three months ended March 31, 2015 are as follows (in thousands):

	Foreign currency translation adjustments	Unrealized gains (losses) on marketable securities	Total
Balance as of January 1, 2015	$(1,467)	$(445)	$(1,912)
Other comprehensive income, net of tax	(752)	319	(433)
Balance as of March 31, 2015	$(2,219)	$(126)	$(2,345)
For the three months ended March 31, 2015 and 2014, reclassifications of items from accumulated other comprehensive loss to net income were insignificant.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

9. EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted-average number of shares outstanding during the period. The holders of unvested RSAs do not have nonforfeitable rights to dividends or dividend equivalents and therefore, such unvested awards do not qualify as participating securities and are excluded from the basic earnings per share calculation. Diluted earnings per share includes the determinants of basic net income per share and, in addition, gives effect to the potential dilution that would occur if securities or other contracts to issue common stock are exercised, vested, or converted into common stock, unless they are antidilutive. As the Company intends to settle the principal amount of the Notes (see Note 6, "Debt") in cash upon conversion, their dilutive effect, if any, will be reflected in diluted earnings per share using the treasury stock method, which considers the number of shares that would be required to settle any premium above principal at the average stock price for the period. During the three months ended March 31, 2015, the average price of the Company's stock was below the conversion price of the Notes; as a result the Notes were not dilutive for this period.
A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share for the three months ended March 31, 2015 and 2014 is shown in the following table (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Numerator
Net income	$157	$(1,815)
Denominator
Denominator for basic earnings per share:
Weighted average common shares outstanding	53,257	52,109
Denominator for diluted earnings per share:
Dilutive potential common shares:
Stock options	985	—
Restricted stock awards and units	499	—
Performance-based restricted stock units	917	—
Weighted average common shares outstanding with assumed conversion	55,658	52,109
Basic earnings per share	0.00	$(0.03)
Diluted earnings per share	0.00	$(0.03)
Antidilutive common stock equivalents excluded from the calculation of dilutive earnings per share for the three months ended March 31, 2015 and 2014 are shown in the following table (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Stock options	452	2,625
Restricted stock awards and units	13	1,759
Performance-based restricted stock units	128	1,713
Employee stock purchase plan	306	243
Convertible notes	—	234
Total	899	6,574
10. INCOME TAXES
The Company had approximately $5.0 million of gross unrecognized tax benefits as of December 31, 2014. For the three months ended March 31, 2015, there was no change relating to the Company’s tax positions. The Company believes that it is adequately reserved and does not anticipate any adjustments that will result in a material change to its financial position during the next twelve months. The Company's 2012 federal income tax return is currently under examination by the Internal Revenue Service. The Company has not been advised of any adjustments that would result in a material impact to its financial condition or results of operations.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
The Company believes that it has valid defenses to the lawsuit and intends to defend itself vigorously. The probability of a favorable or unfavorable outcome to the Company arising from the lawsuit is not known nor can the liability that could potentially result from a negative outcome be reasonably estimated. As a result, the Company has not recorded an accrual associated with this litigation. Additionally, given the current stage of the proceedings, the complexities of the facts in dispute, and the multiple claims involved, the Company is unable to estimate a range of loss related to this litigation.
On March 25, 2015, the Company filed a separate lawsuit against DataTrak in the United States District Court for the District of New Jersey. The complaint asserts that DataTrak infringes U.S. Patents Nos. 8,738,397 and 8,620,677, pertaining to patient randomization and site performance in clinical trials. The outcome and amount of any future financial impact from this litigation is indeterminate at this time.
Contractual Warranties — The Company typically provides contractual warranties to its customers covering its solutions and services. To date, any refunds provided to customers have been immaterial.
Change in Control Agreements — The Company has change in control agreements with its chief executive officer and certain other executive officers. These agreements provide for payments to be made to such officers upon involuntary termination of their employment by the Company without cause or by such officers for good reason as defined in the agreements, within a period of 2 years following a change in control. The agreements provide that, upon a qualifying termination event, such officers will be entitled to (a) a severance payment equal to the officer’s base salary plus target bonus amount; (b) continuation of health benefits for 12 months; and (c) immediate vesting of remaining unvested equity awards, unless otherwise specified in the equity award agreements.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in the future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to the factors discussed under the “Risk Factors” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission ("SEC") on March 2, 2015.
The following is a discussion and analysis of our financial condition and results of operations and should be read together with our condensed consolidated financial statements and related notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
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
Subscription revenues, which are comprised of fees from clients accessing our cloud-based solutions, represented 85% of our revenues for the first quarter of 2015. Professional services revenues, which are derived from the provision of services that help our clients realize higher value in their clinical development processes, represented 15% of total revenues.
First Quarter 2015 Highlights
Revenue increased by over 20% compared with the first quarter of 2014, including subscription revenue which grew 23%.
Operating income as a percentage of revenue increased over 3 points, driven in part by gross margin expansion.
We continued to make strategic investments in research and development as well as in our sales force. As compared with the first quarter of 2014, research and development expenses increased 23% and sales and marketing expenses increased 17%.
Cash flow from operations was $16.9 million compared with an outflow of $6.3 million a year ago. Cash and cash equivalents increased from $40 million at December 31, 2014 to $71 million at March 31, 2015, driven by strong cash collections.

Results of Operations
Revenues
Revenues for the three-month periods ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014	Change
Revenues:	(amounts in thousands except percentages)
Subscription	$78,749	$63,811	23.4%
Percentage of total revenues	85.2%	83.3%
Professional services	13,691	12,829	6.7%
Percentage of total revenues	14.8%	16.7%
Total revenues	$92,440	$76,640	20.6%
Year-over-year growth in subscription revenues was largely the result of increased sales to our existing large and midmarket customers, both from renewals and from adoption of additional solutions from our technology platform, particularly in the areas of protocol design and randomization. As of March 31, 2015, 59% of our customers were using multiple solutions from our platform, up from 58% at the end of 2014 and 52% at March 31, 2014. We added 39 customers in the first three months of 2015 to end the quarter with 516 customers, up 6% compared with the end of 2014 and 23% compared with this time last year. As of March 31, 2015, we had remaining subscription backlog of $209 million, representing the future contract value of outstanding arrangements, billed and unbilled, to be recognized during the rest of 2015.
Year-over-year growth in professional services revenues resulted from increased demand from new and existing customers for implementation, strategic, and other professional services.
Cost of Revenues
Cost of revenues for the three-month periods ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
	2015	2014	Change
Cost of revenues:	(amounts in thousands except percentages)
Subscription	$11,473	$11,086	3.5%
Percentage of total revenues	12.4%	14.4%
Professional services	10,703	9,713	10.2%
Percentage of total revenues	11.6%	12.7%
Total cost of revenues	$22,176	$20,799	6.6%
Percentage of total revenues	24.0%	27.1%

Gross profit	$70,264	$55,841	25.8%
Gross margin	76.0%	72.9%
Year-over-year growth in cost of subscription revenues was primarily due to increased personnel-related costs to support customer demand. Subscription margin increased to 85.4%, compared with 82.6% in the prior period, as a result of the revenue growth combined with productivity initiatives taken with respect to hosting costs.
Year-over-year growth in cost of professional services revenues was largely due to the increase in personnel-related costs in response to increased demand for professional services. Workforce investments to enhance our strategic services offerings resulted in decreased professional services margin compared with the prior period.
Overall gross margin increased from 72.9% for the three months ended March 31, 2014 to 76.0% for the three months ended March 31, 2015, driven by the significant growth in our higher margin subscription revenues and from the improving underlying subscription margin, partially offset by the decline in professional services margin.

Operating Costs and Expenses
Operating costs and expenses for the three-month periods ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014	Change
Operating costs and expenses:	(amounts in thousands except percentages)
Research and development	$21,911	$17,789	23.2%
Percentage of total revenues	23.7%	23.2%
Sales and marketing	24,318	20,732	17.3%
Percentage of total revenues	26.3%	27.1%
General and administrative	$20,569	$17,046	20.7%
Percentage of total revenues	22.3%	22.2%
Total operating costs and expenses	$66,798	$55,567	20.2%
Percentage of total revenues	72.3%	72.5%

Operating income	$3,466	$274	1,165.0%
Operating margin	3.7%	0.4%
The year-over-year growth in research and development expenses was primarily due to a $2.7 million increase personnel-related costs resulting in part from a 22% increase in average headcount, as well as a $0.5 million increase in consulting and professional fees, associated with strategic investments in analytics capabilities across our entire platform, expansion into emerging markets, and new products, such as mobile heath ("mHealth") and patient data capture. Expenses were also impacted by a $0.9 million increase in stock-based compensation expense.
The year-over year growth in sales and marketing expenses was predominantly driven by a $2.9 million increase in personnel-related costs resulting from a 25% increase in average headcount to expand our global sales organization, particularly in emerging Asian markets. Travel expenses also increased $0.3 million as a result of these initiatives.
The year-over-year growth in general and administrative expenses was largely driven by a $1.0 million increase in professional fees and a $0.9 million increase in stock-based compensation expense.
Income Taxes
Provision for income taxes for the three-month periods ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
	2015	2014	Change
	(amounts in thousands except percentages)
Provision for income taxes	$(149)	$(1,263)	(88.2)%
The difference between our effective tax rate and the U.S. statutory rate is primarily due to the amount of pre-tax income relative to the income tax expense, non-deductible expense, investment in U.S. property under Internal Revenue Code Section 956, and U.S. tax incentives. Disqualified dispositions related to stock options and employee stock purchase plan shares are treated as discrete items and can create significant differences between the quarterly and annual effective tax rate.
Our quarterly tax provision and quarterly estimate of the annual effective tax rate is subject to significant variation due to several factors, including variability in accuracy of predictions of pre-tax book and taxable income or loss, the mix of jurisdictions to which they relate, and changes in tax law in the jurisdictions in which we conduct business.
Critical Accounting Estimates
Our condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions about certain items and future events. These estimates inherently involve levels of subjectivity and judgment and may have a material impact on our financial condition or results of operations. Accordingly, actual results could differ from those estimates. Our critical accounting estimates as of March 31, 2015 are the same as those at December 31, 2014, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Also see Note 1, "Summary of Significant Accounting Policies," to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which discusses our critical accounting policies.

Effects of Recently Issued Accounting Pronouncements on Current and Future Trends
Refer to Note 1, "Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements," to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. No other recently issued accounting pronouncements have had or are expected to have a material impact on our current or future trends.
Liquidity and Capital Resources
We believe that our cash flows from operations, cash and cash equivalents, and highly liquid marketable securities will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for the foreseeable future. Our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors, including any expansion of our business that we may complete. The following table presents selected financial information related to our liquidity and capital resources as of March 31, 2015 and December 31, 2014, and for the three-month periods ended March 31, 2015 and 2014 (in thousands):

	March 31, 2015	December 31, 2014
Cash, cash equivalents, and marketable securities	$465,773	$456,643
Furniture, fixtures and equipment, net	39,664	38,579
1.00% convertible senior notes, net	243,795	240,886

	Three months ended March 31,
	2015	2014
Cash provided by (used in) operating activities	$16,865	$(6,286)
Cash provided by investing activities	18,658	27,433
Cash used in financing activities	(3,501)	(18,087)
Cash, Cash Equivalents, and Marketable Securities
For the three months ended March 31, 2015, cash provided by operating activities of $16.9 million was driven by strong customer collections, partially offset by operating expenditures and cash interest expense on our 1.00% convertible senior notes. Cash provided by investing activities of $18.7 million consisted of net sales of marketable securities of $22.1 million partially offset by cash payments for capital expenditures of $3.5 million. Cash used in financing activities of $3.5 million resulted primarily from the acquisition of $8.9 million of treasury stock in connection with equity plan participant tax withholdings upon vesting, partially offset by equity plan proceeds of $5.2 million.
For the three months ended March 31, 2014, cash used in operating activities of $6.3 million was primarily driven by payment of annual bonuses and cash interest expense on our 1.00% convertible senior notes. Cash provided by investing activities of $27.4 million consisted of net sales of marketable securities of $34.5 million partially offset by cash payments for capital expenditures of $7.0 million. Cash used in financing activities of $18.1 million resulted primarily from the acquisition of $19.8 million of treasury stock in connection with equity plan participant tax withholdings upon vesting, partially offset by equity plan proceeds of $2.4 million.
Capital Assets
We acquired $3.5 million in capital assets during the three months ended March 31, 2015, predominantly related to our New York City headquarters and the continued enhancement of the infrastructure and capacity of our Houston, TX data center. Our actual cash payments for capital expenditures during the three months ended March 31, 2015 were $3.5 million. We expect to make approximately $20 million in capital expenditures during the remainder of 2015.
Debt
In August 2013, we issued $287.5 million of 1.00% convertible senior notes that will mature on August 1, 2018 unless earlier repurchased or converted. Upon conversion, we will deliver to the holders of the Notes either cash, shares of our common stock, or a combination thereof, at our election. If converted, we intend to settle the principal amount of the Notes in cash and any excess conversion value beyond the principal amount in shares of our common stock, cash, or a combination thereof. As of March 31, 2015, the Notes are not convertible and therefore are classified as long term liabilities in our condensed consolidated balance sheet. For further information, see Note 6, “Debt,” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Contractual Obligations, Commitments and Contingencies
There was no material change in our contractual obligations during the first three months of 2015.

Legal Matters
For a discussion of legal matters, refer to Note 11, "Commitments and Contingencies — Legal Matters," to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 3.     Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
We had unrestricted cash and cash equivalents totaling $71.5 million at March 31, 2015. Our cash equivalents are invested principally in money market funds. We also had investments in marketable securities, which we classify as available-for-sale securities, totaling $394.3 million at March 31, 2015. Substantially all of our marketable securities are fixed income securities, which primarily consist of high quality commercial paper and corporate bonds. Due to the high credit ratings of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.
Exchange Rate Sensitivity
Our three non-U.S. operating subsidiaries are located in the United Kingdom, Japan, and South Korea. The functional currencies for these subsidiaries are the respective local currencies. We have exposure to exchange rate movements that are captured in translation adjustments for these subsidiaries. Such cumulative adjustments are recorded in accumulated other comprehensive income (loss). The estimated potential translation loss for the three months ended March 31, 2015 resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounted to $1.9 million.
We bill our customers primarily in U.S. dollars. Any billings in foreign currency are billed from Medidata Solutions, Inc., a U.S. entity, and are mainly denominated in Euros, British pounds sterling, Australian dollars, Canadian dollars, and Swiss francs. Our foreign currency denominated costs and expenses are mainly incurred by our three non-U.S. operating subsidiaries. Accordingly, future changes in currency exchange rates will impact our future operating results. For three months ended March 31, 2015, 5.0% of our revenues and 12.2% of our expenses were denominated in foreign currencies. Gains and losses arising from transactions denominated in foreign currencies are recorded as foreign currency transaction gains (losses) in general and administrative expenses on our condensed consolidated statements of operations and amounted to $(0.3) million for the three months ended March 31, 2015.
Inflation
We do not believe that inflation has had a material impact on our business, financial condition, or results of operations.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2015, an evaluation was performed with the participation of our Disclosure Committee and our management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon such evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2015.
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
Item 1A.    Risk Factors
We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 are those which we believe are the material risks we face. There have been no material changes in our risk factors since our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Any of those disclosed risk factors or additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could have a material adverse effect on our business, financial condition and results of operations.
Item 2.     Unregistered Sale of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
From time to time, we grant nonvested restricted stock awards, restricted stock units, or performance-based restricted stock units to our employees pursuant to the terms of our Amended and Restated 2009 Long-Term Incentive Plan ("2009 Plan"). Under the provisions of the 2009 Plan, unless otherwise elected, participants fulfill their related income tax withholding obligation by having shares withheld at the time of vesting. On the date of vesting, we divide the participant's income tax withholding obligation in dollars by the closing price of our common stock and withhold the resulting number of vested shares.
A summary of our repurchases of shares of our common stock for the three months ended March 31, 2015 is as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs
January 1 – January 31, 2015	653	$46.79	—	—
February 1 – February 28, 2015	183,603	46.53	—	—
March 1 – March 31, 2015	1,019	$47.29	—	—
Total	185,275	$46.54	—	—
(1) Represents the number of shares acquired as payment by employees of applicable statutory minimum withholding taxes owed upon vesting of restricted stock awards, restricted stock units, or performance-based restricted stock units granted under the 2009 Plan.

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
Date: May 11, 2015

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