Form 10-Q
period 2015-06-30
Medidata Solutions, Inc.
filed 2015-08-10
CIK 1453814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
As of August 3, 2015, the registrant had 55,296,278 shares of common stock outstanding.

MEDIDATA SOLUTIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)

MEDIDATA SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2015	December 31, 2014
	(Amounts in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$43,366	$39,517
Marketable securities	222,625	233,284
Accounts receivable, net of allowance for doubtful accounts of $1,945 and $1,517, respectively	93,507	68,475
Prepaid commission expense	2,232	2,819
Prepaid expenses and other current assets	15,701	13,661
Deferred income taxes	4,158	96
Total current assets	381,589	357,852
Restricted cash	5,582	5,118
Furniture, fixtures and equipment, net	42,491	38,579
Marketable securities – long-term	206,426	183,842
Goodwill	19,083	19,025
Intangible assets, net	1,394	1,816
Deferred income taxes – long-term	8,004	8,066
Other assets	7,756	7,919
Total assets	$672,325	$622,217
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,766	$3,738
Accrued payroll and other compensation	15,430	15,574
Accrued expenses and other	16,086	12,638
Deferred revenue	80,583	62,890
Total current liabilities	114,865	94,840
Noncurrent liabilities:
1.00% convertible senior notes, net	246,748	240,886
Deferred revenue, less current portion	933	1,374
Deferred tax liabilities	232	238
Other long-term liabilities	21,069	20,180
Total noncurrent liabilities	268,982	262,678
Total liabilities	383,847	357,518
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $0.01 per share; 200,000 shares authorized; 57,567 and 56,301 shares issued; 55,285 and 54,413 shares outstanding, respectively	576	563
Additional paid-in capital	339,408	301,465
Treasury stock, 2,282 and 1,888 shares, respectively	(61,204)	(45,049)
Accumulated other comprehensive loss	(1,604)	(1,912)
Retained earnings	11,302	9,632
Total stockholders’ equity	288,478	264,699
Total liabilities and stockholders’ equity	$672,325	$622,217
The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Amounts in thousands, except per share data)
Revenues
Subscription	$83,929	$68,947	$162,678	$132,758
Professional services	14,155	14,276	27,846	27,105
Total revenues	98,084	83,223	190,524	159,863
Cost of revenues (1)(2)
Subscription	12,354	11,221	23,827	22,307
Professional services	10,557	9,753	21,260	19,466
Total cost of revenues	22,911	20,974	45,087	41,773
Gross profit	75,173	62,249	145,437	118,090
Operating costs and expenses
Research and development (1)	22,519	17,311	44,430	35,100
Sales and marketing (1)(2)	25,724	20,425	50,042	41,157
General and administrative (1)	21,943	17,373	42,512	34,419
Total operating costs and expenses	70,186	55,109	136,984	110,676
Operating income	4,987	7,140	8,453	7,414
Interest and other income (expense)
Interest expense	(3,997)	(3,827)	(7,955)	(7,608)
Interest income	612	420	1,146	815
Other (expense) income, net	(34)	(28)	(68)	6
Total interest and other expense, net	(3,419)	(3,435)	(6,877)	(6,787)
Income before income taxes	1,568	3,705	1,576	627
Provision for income taxes	55	1,409	(94)	146
Net income	$1,513	$2,296	$1,670	$481
Earnings per share
Basic	$0.03	$0.04	$0.03	$0.01
Diluted	$0.03	$0.04	$0.03	$0.01
Weighted average common shares outstanding
Basic	53,647	52,457	53,453	52,284
Diluted	56,191	54,828	56,050	54,998
(1) Stock-based compensation expense included in cost of revenues and operating costs and expenses is as follows:
Cost of revenues	1,311	1,027	2,559	2,099
Research and development	2,013	817	3,799	1,729
Sales and marketing	2,460	1,060	4,827	3,411
General and administrative	8,352	5,726	14,621	11,090
Total stock-based compensation	$14,136	$8,630	$25,806	$18,329
(2) Amortization of intangible assets included in cost of revenues and operating costs and expenses is as follows:
Cost of revenues	180	111	359	219
Sales and marketing	30	30	59	60
Total amortization of intangible assets	$210	$141	$418	$279

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Amounts in thousands)
Net income	$1,513	$2,296	$1,670	$481
Other comprehensive income (loss)
Foreign currency translation adjustments	925	403	173	585
Unrealized (loss) gain on marketable securities	(390)	193	203	195
Other comprehensive income	535	596	376	780
Income tax effect of unrealized (loss) gain on marketable securities	206	(76)	(68)	(77)
Other comprehensive income, net of tax	741	520	308	703
Comprehensive income, net of tax	$2,254	$2,816	$1,978	$1,184

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities	(Amounts in thousands)
Net income	$1,670	$481
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of intangible assets and depreciation	5,190	5,144
Stock-based compensation	25,806	18,329
Amortization of discounts or premiums on marketable securities	2,502	2,714
Deferred income taxes	(5,846)	(3,146)
Amortization of debt issuance costs	639	639
Amortization of debt discount	5,862	5,523
Excess tax benefit associated with equity awards	(3,712)	(2,648)
Provision for doubtful accounts	550	266
Changes in operating assets and liabilities:
Accounts receivable	(33,894)	(18,328)
Prepaid commission expense	(123)	657
Prepaid expenses and other current assets	(3,303)	1,018
Other assets	1,497	87
Accounts payable	(702)	2,476
Accrued payroll and other compensation	196	(7,134)
Accrued expenses and other	4,439	5,437
Deferred revenue	27,085	3,588
Other long-term liabilities	889	2,711
Net cash provided by operating activities	28,745	17,814
Cash flows from investing activities
Purchases of furniture, fixtures and equipment	(5,925)	(11,602)
Purchases of available-for-sale securities	(140,856)	(113,019)
Proceeds from sale of available-for-sale securities	126,632	141,214
Net (increase) decrease in restricted cash	(464)	226
Net cash (used in) provided by investing activities	(20,613)	16,819
Cash flows from financing activities
Proceeds from exercise of stock options	5,199	1,885
Proceeds from employee stock purchase plan	2,960	2,513
Excess tax benefit associated with equity awards	3,712	2,648
Payment of acquisition-related earn-out	—	(704)
Repayment of obligations under capital leases	(17)	(39)
Repayment of notes payable	—	(85)
Acquisition of treasury stock	(16,154)	(28,058)
Net cash used in financing activities	(4,300)	(21,840)
Effect of exchange rate changes on cash and cash equivalents	17	71
Net increase in cash and cash equivalents	3,849	12,864
Cash and cash equivalents – Beginning of period	39,517	22,328
Cash and cash equivalents – End of period	$43,366	$35,192

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (Unaudited)

	Six Months Ended June 30,
	2015	2014
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,438	$1,350
Income taxes	$281	$296

Noncash activities:
Furniture, fixtures, and equipment acquired but not yet paid for at period-end	$3,682	$1,549
Issuance of notes payable in connection with acquisition-related earn-out payments	$—	$97

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Medidata Solutions, Inc., together with its consolidated subsidiaries (collectively, the "Company"), is the leading global provider of cloud-based solutions for clinical research in life sciences, offering platform technology that transforms clinical development and increases the value of its customers' research investments. The Company was organized as a New York corporation in June 1999 and reincorporated as a Delaware corporation in May 2000.
Except to the extent updated or described below, the Company’s significant accounting policies as of June 30, 2015 are the same as those at December 31, 2014, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”) on March 2, 2015.
Basis of Presentation — The accompanying interim condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014, the condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014, the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2015 and 2014, and the condensed consolidated statements of cash flows for the six months ended June 30, 2015 and 2014 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the SEC for interim financial reporting. Accordingly, certain information and footnote disclosures have been condensed or omitted pursuant to SEC rules that would ordinarily be required by GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto for the fiscal year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2015.
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments consisting of normal recurring accruals considered necessary to present fairly the Company’s financial position as of June 30, 2015, results of its operations for the three and six months ended June 30, 2015 and 2014, comprehensive income for the three and six months ended June 30, 2015 and 2014, and cash flows for the six months ended June 30, 2015 and 2014. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
Income Taxes — The Company’s interim period provision for income taxes is computed by using an estimate of the annual effective tax rate, adjusted for discrete items taken into account in the relevant period, if any. Each quarter, the annual effective income tax rate is recomputed and if there are material changes in the estimate, a cumulative adjustment is made.
Accounts Receivable — Accounts receivable are written off when deemed uncollectible. Unbilled receivables consist of revenue recognized in excess of billings, substantially all of which is expected to be billed and collected within one year. As of June 30, 2015 and December 31, 2014, unbilled accounts receivable of $5.4 million and $8.9 million, respectively, were included in accounts receivable on the Company's consolidated balance sheets.
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
The Company uses a three-level framework for measuring the fair value of its financial assets and liabilities and gives highest priority to Level 1 inputs and lowest priority to Level 3 inputs, described as follows:
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
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. ASU No. 2015-03 requires that debt issuance costs be presented not as an asset but as a reduction of the carrying amount of the related debt liability, similar to a debt discount. ASU No. 2015-03 is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods, with early adoption permitted. The Company will adopt ASU No. 2015-03 on January 1, 2016, and such adoption is not expected to have a material impact on the Company's consolidated financial statements aside from a balance sheet reclassification. Upon adoption, the Company will apply the new guidance on a retrospective basis and adjust the balance sheet of each period presented to appropriately reflect the period-specific effects of the new guidance.
In May 2015, the FASB issued ASU No. 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU No. 2015-07 removes the requirement to categorize within the fair value hierarchy those investments that are measured at fair value using net asset value per share as a practical expedient. It also removes the requirement to make certain disclosures for all investments that are eligible to be measured using the practical expedient, limiting the requirement to only those investments for which the practical expedient has been elected. ASU No. 2015-07 is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods, with early adoption permitted. The Company will adopt ASU No. 2015-07 on January 1, 2016, and the adoption is not expected to have a material impact on the Company's consolidated financial statements.
In July 2015, the FASB voted to approve a one-year delay of the effective date of ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes the existing accounting standards for revenue recognition. This ASU provides principles for recognizing revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU No. 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is not permitted. The Company will adopt ASU No. 2014-09 on January 1, 2018, and is presently evaluating the impact of the adoption on its consolidated financial statements.

2. STOCKHOLDERS' EQUITY
Common Stock — Common stockholders are entitled to one vote for each share of common stock held. Common stockholders may receive dividends if and when the Board of Directors determines, at its sole discretion.
Treasury Stock — From time to time, the Company grants nonvested restricted stock awards ("RSAs"), restricted stock units ("RSUs"), and performance-based restricted stock units ("PBRSUs") to its employees pursuant to the terms of its Second Amended and Restated 2009 Long-Term Incentive Plan (the “2009 Plan”). Under the provisions of the 2009 Plan, unless otherwise elected, participants fulfill their related income tax withholding obligation by having shares withheld at the time of vesting. On the date of vesting, the Company divides the participant's income tax withholding obligation in dollars by the closing price of its common stock and withholds the resulting number of vested shares. The shares withheld are then transferred to the Company's treasury stock at cost for future reissuance. During the six months ended June 30, 2015 and 2014, the Company withheld 321,008 shares at an average price of $50.32 and 389,969 shares at an average price of $46.41, respectively, in connection with the vesting of equity awards.
Nonvested restricted stock awards forfeited by plan participants are transferred to the Company's treasury stock at par. During the six months ended June 30, 2015 and 2014, 73,455 and 40,392 forfeited shares, respectively, were transferred to treasury stock at their par value of $0.01.
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

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table provides the Company’s marketable securities by security type as of June 30, 2015 and December 31, 2014 (in thousands):

	As of June 30, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper and corporate bonds	$415,067	$30	$(546)	$414,551
U.S. government agency debt securities	14,501	7	(8)	14,500
Total	$429,568	$37	$(554)	$429,051

	As of December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper and corporate bonds	$417,845	$72	$(791)	$417,126
Total	$417,845	$72	$(791)	$417,126
Contractual maturities of the Company’s marketable securities as of June 30, 2015 and December 31, 2014 are summarized as follows (in thousands):

	As of June 30, 2015		As of December 31, 2014
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in one year or less	$222,701	$222,625	$233,326	$233,284
Due in one to five years	206,867	206,426	184,519	183,842
Total	$429,568	$429,051	$417,845	$417,126
At June 30, 2015, the Company had $0.5 million of gross unrealized losses primarily due to a decrease in the fair value of certain corporate bonds. The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Investments that are impaired are those that are considered to have losses that are other-than-temporary. Factors considered in determining whether a loss is temporary include:
• the length of time and extent to which fair value has been lower than the cost basis;
•the financial condition, credit quality and near-term prospects of the investee; and
•whether it is more likely than not that the Company will be required to sell the security prior to recovery.
As the Company has the ability and intent to hold these investments until a recovery of fair value, which may be until maturity, the Company has determined that the gross unrealized losses on such investments at June 30, 2015 are temporary in nature. Accordingly, the Company did not consider its investments in marketable securities to be other-than-temporarily impaired as of June 30, 2015.
The following tables provide the fair market value and the gross unrealized losses of the Company's marketable securities with unrealized losses, aggregated by security type, as of June 30, 2015 and December 31, 2014 (in thousands):

	In Loss Position for Less than 12 Months
	As of June 30, 2015		As of December 31, 2014
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper and corporate bonds	$283,863	$(501)	$322,938	$(791)
U.S. government agency debt securities	14,500	(8)	—	—
Total	$298,363	$(509)	$322,938	$(791)

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	In Loss Position for More than 12 Months
	As of June 30, 2015		As of December 31, 2014
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper and corporate bonds	$32,834	$(45)	$—	$—
Total	$32,834	$(45)	$—	$—
During the three and six months ended June 30, 2015 and 2014, the Company recorded an insignificant amount of net realized gains from the sale of marketable securities.
4. FAIR VALUE
As of June 30, 2015 and December 31, 2014, financial assets (excluding cash balances) measured at fair value on a recurring basis as described in Note 1, "Summary of Significant Accounting Policies," are summarized as follows (in thousands):

	As of June 30, 2015			As of December 31, 2014
	Fair Value Measurement Using			Fair Value Measurement Using
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$258	$—	$258	$733	$—	$733
Total cash equivalents	258	—	258	733	—	733
Commercial paper and corporate bonds	—	414,551	414,551	—	417,126	417,126
U.S. government agency debt securities	—	14,500	14,500	—	—	—
Total marketable securities	—	429,051	429,051	—	417,126	417,126
Total financial assets	$258	$429,051	$429,309	$733	$417,126	$417,859
As of June 30, 2015 and December 31, 2014, the Company had no financial liabilities measured at fair value on a recurring basis, and none of its financial assets measured at fair value on a recurring basis relied upon Level 3 inputs.
Investments in money market funds have been classified as Level 1 since these securities are valued based upon $1.00 net asset value per share or unadjusted quoted prices in active markets. Investments in commercial paper, corporate bonds, and U.S. government agency debt securities have been classified as Level 2 as they are valued using quoted prices in less active markets or other directly or indirectly observable inputs. Fair values of corporate bonds and U.S. government agency debt securities were derived from a consensus or weighted-average price based on input of market prices from multiple sources at each reporting period. With regard to commercial paper, all of the securities had high credit ratings and one year or less to maturity; therefore, fair value was derived from accretion of purchase price to face value over the term of maturity or quoted prices for similar instruments if available. During the six months ended June 30, 2015 and 2014, there were no transfers of financial assets between Level 1 and Level 2.
The carrying amounts of all other current financial assets and current financial liabilities reflected in the consolidated balance sheets approximate fair value due to their short-term nature.
5. GOODWILL AND INTANGIBLE ASSETS
The change in the carrying amount of goodwill during the six months ended June 30, 2015 is as follows (in thousands):

Balance as of January 1, 2015	$19,025
Foreign currency translation adjustments	58
Balance as of June 30, 2015	$19,083

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Intangible assets are summarized as follows (in thousands):

	As of June 30, 2015			As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$5,318	$(4,273)	$1,045	$5,299	$(3,891)	$1,408
Customer relationships	2,191	(1,971)	220	2,186	(1,922)	264
Non-competition agreements	150	(21)	129	150	(6)	144
Total	$7,659	$(6,265)	$1,394	$7,635	$(5,819)	$1,816
Annual amortization for the next five years is expected to be as follows (in thousands):

Remainder of year ending December 31, 2015	$219
Years ending December 31,
2016	416
2017	389
2018	305
2019	47
2020	18
6. DEBT
The Company's 1.00% convertible senior notes (the "Notes"), issued in August 2013, consisted of the following components as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Equity component, net of equity issue costs	$60,222	$60,222
Liability component:
Principal	287,500	287,500
Less: unamortized debt discount	(40,752)	(46,614)
Net carrying amount	$246,748	$240,886
As of June 30, 2015 and December 31, 2014, the estimated fair value of the Notes was $334.6 million and $314.8 million, respectively. The Company considers this disclosure to be a Level 2 measurement because it is based upon a recent modeled bid price quote for the Notes, reflecting activity in a less than active market. As of June 30, 2015, the Notes are not convertible. Based on the closing price of the Company's common stock on June 30, 2015 of $54.32, which is less than the Notes' initial conversion price of $58.05, the if-converted value of the Notes was less than their principal amount.
As of June 30, 2015, the remaining life of the Notes was approximately 37 months and related unamortized debt issuance costs of $3.9 million were included in other assets on the Company's consolidated balance sheets.
The following table sets forth total interest expense recognized related to the Notes for the three and six months ended June 30, 2015 and 2014 (in thousands except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Contractual interest expense	$719	$719	$1,438	$1,430
Amortization of debt issuance costs	320	320	639	639
Amortization of debt discount	2,953	2,782	5,862	5,523
Total	$3,992	$3,821	$7,939	$7,592

Effective interest rate	6.5%	6.5%	6.5%	6.5%

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. STOCK-BASED COMPENSATION
For the three and six months ended June 30, 2015 and 2014, the components of stock-based compensation expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options	$1,689	$1,245	$2,836	$2,459
Restricted stock awards and units	5,082	3,307	9,303	6,476
Performance-based restricted stock units	6,377	3,700	11,582	8,450
Employee stock purchase plan	988	378	2,085	944
Total stock-based compensation	$14,136	$8,630	$25,806	$18,329
Stock Options
The fair value of each stock option granted during the three and six months ended June 30, 2015 and 2014 was estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expected volatility	43%	44%	43%	43%
Expected life	6 years	6 years	6 years	6 years
Risk-free interest rate	1.69%	1.86%	1.69%	1.80%
Dividend yield	—	—	—	—
The following table summarizes the status of the Company's stock options as of June 30, 2015, and changes during the six months then ended (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	2,330	$18.93
Granted	106	50.71
Exercised	(356)	14.61
Forfeited	(64)	12.93
Expired	(1)	0.31
Outstanding at June 30, 2015	2,015	$21.56	6.26	$67,629
Exercisable at June 30, 2015	1,415	$13.79	5.34	$57,663
Vested and expected to vest at June 30, 2015	1,966	$20.85	6.19	$67,226
The weighted-average grant-date fair value of stock options granted during the three months ended June 30, 2015 and 2014 was $22.11 and $17.10, respectively. The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2015 and 2014 was $22.11 and $22.64, respectively. The total intrinsic value of stock options exercised during the three months ended June 30, 2015 and 2014 was $5.1 million and $1.7 million, respectively. The total intrinsic value of stock options exercised during the six months ended June 30, 2015 and 2014 was $12.4 million and $8.5 million, respectively. The total fair value of stock options vested during the three months ended June 30, 2015 and 2014 was $1.1 million and $1.4 million, respectively. The total fair value of stock options vested during the six months ended June 30, 2015 and 2014 was $2.4 million and $2.1 million, respectively. As of June 30, 2015, there was $9.7 million in unrecognized compensation cost related to all non-vested stock options granted. This cost is expected to be recognized over a weighted-average remaining period of 2.36 years.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Restricted Stock Awards and Units
The following table summarizes the status of the Company’s nonvested time-based RSAs and RSUs as of June 30, 2015, and changes during the six months then ended (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2015	1,383	$30.64
Granted	601	47.44
Vested	(521)	22.29
Forfeited	(73)	34.20
Nonvested at June 30, 2015	1,390	$40.85
The total fair value of RSAs and RSUs vested during the three months ended June 30, 2015 and 2014 was $18.2 million and $19.8 million, respectively. The total fair value of RSAs and RSUs vested during the six months ended June 30, 2015 and 2014 was $27.2 million and $28.2 million, respectively. As of June 30, 2015, there was $49.2 million in unrecognized compensation cost related to all nonvested RSAs and RSUs granted. This cost is expected to be recognized over a weighted-average remaining period of 2.69 years.
Performance-Based Restricted Stock Units
No PBRSUs were granted during the three months ended June 30, 2015 and 2014.
During the six months ended June 30, 2015, the Company granted 242 thousand PBRSUs ("2015 TSR PBRSUs") with market conditions based on the Company's total stockholder return ("TSR") relative to that of the Russell 2000 Index over the one-, two-, and three-year periods ending December 31, 2015, 2016, and 2017, respectively, vesting in equal parts upon those dates, and with the number of PBRSUs ultimately earned ranging from zero to 200% of the target number of shares.
During the six months ended June 30, 2014, the Company granted (a) 74 thousand PBRSUs ("2014 TSR PBRSUs") with market conditions based on the Company's TSR relative to that of the NASDAQ Composite Index for the year ending December 31, 2014, vesting annually over three years commencing on the first anniversary of the grant date, with the number of PBRSUs ultimately earned ranging from zero to 200% of the target number of shares; (b) 149 thousand PBRSUs ("2014 Revenue PBRSUs") with performance conditions based on revenue for the year ending December 31, 2014, vesting annually over three years commencing on the first anniversary of the grant date, with the number of PBRSUs ultimately earned ranging from zero to 200% of the target number of shares. The Company also granted an insignificant number of other PBRSUs with performance conditions based on achievement of certain individual performance objectives.
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

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the status of the Company’s PBRSUs based upon expected performance as of June 30, 2015, and changes during the six months then ended (in thousands, except per share data):

	Revenue	TSR	Long-Term	Other	Total Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2015	303	151	1,115	9	1,578	$27.42
Granted (based on performance at 100% of targeted levels)	—	242	—	—	242	66.99
Adjustment related to expected performance	—	66	(73)	—	(7)	44.87
Vested	(151)	(76)	—	—	(227)	26.33
Forfeited	(16)	(23)	(8)	—	(47)	38.96
Nonvested at June 30, 2015	136	360	1,034	9	1,539	$35.44
No PBRSUs vested during the three months ended June 30, 2015 and 2014. The total fair value of PBRSUs vested during the six months ended June 30, 2015 and 2014 was $10.6 million and $13.3 million, respectively. As of June 30, 2015, there was $21.1 million in unrecognized compensation cost related to all nonvested PBRSUs. This cost is expected to be recognized over a weighted-average remaining period of 0.87 years.
Employee Stock Purchase Plan
The fair value of ESPP shares was estimated using the Black-Scholes pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expected volatility	51%	49%	51%	49%
Expected life	1.56 years	1.22 years	1.56 years	1.22 years
Risk-free interest rate	0.35%	0.21%	0.35%	0.21%
Dividend yield	—	—	—	—
During the three and six months ended June 30, 2015, 86 thousand shares were purchased under the ESPP at a weighted-average price of $37.93. During the three and six months ended June 30, 2014, 68 thousand shares were purchased under the ESPP at a weighted-average price of $36.39. As of June 30, 2015, there was $3.6 million in unrecognized compensation cost related to ESPP shares. This cost is expected to be recognized over a weighted-average remaining period of 0.95 years.
Modifications
During May 2015, the Company entered into a separation agreement with its previous chief financial officer that triggered a modification of a portion of his outstanding stock options, RSAs, and Long-Term PBRSUs, resulting in incremental expense of $1.3 million, all of which was recognized during the second quarter of 2015. Additionally, approximately $0.4 million of unamortized expense was accelerated from future periods, partially offset by $0.2 million in forfeitures of unvested awards. With regard to the Long-Term PBRSUs, incremental and accelerated expense amounts were based on expected performance as of June 30, 2015, and adjustments for any future changes in fair value will be recognized in the period in which those changes occur.
Incremental expense associated with other modifications during the three and six months ended June 30, 2015 was immaterial both individually and in the aggregate.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in the balances of each component of accumulated other comprehensive loss during the six months ended June 30, 2015 are as follows (in thousands):

	Foreign currency translation adjustments	Unrealized gains (losses) on marketable securities	Total
Balance as of January 1, 2015	$(1,467)	$(445)	$(1,912)
Other comprehensive income, net of tax	173	135	308
Balance as of June 30, 2015	$(1,294)	$(310)	$(1,604)
For the six months ended June 30, 2015 and 2014, reclassifications of items from accumulated other comprehensive loss to net income were insignificant.
9. EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted-average number of shares outstanding during the period. The holders of unvested RSAs do not have nonforfeitable rights to dividends or dividend equivalents and therefore, such unvested awards do not qualify as participating securities and are excluded from the basic earnings per share calculation. Diluted earnings per share includes the determinants of basic net income per share and, in addition, gives effect to the potential dilution that would occur if securities or other contracts to issue common stock are exercised, vested, or converted into common stock, unless they are antidilutive. As the Company intends to settle the principal amount of the Notes (see Note 6, "Debt") in cash upon conversion, their dilutive effect, if any, will be reflected in diluted earnings per share using the treasury stock method, which considers the number of shares that would be required to settle any premium above principal at the average stock price for the period. During the three and six months ended June 30, 2015, the average price of the Company's stock was below the conversion price of the Notes; as a result the Notes were not dilutive for this period.
A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2015 and 2014 is shown in the following table (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator
Net income	$1,513	$2,296	$1,670	$481
Denominator
Denominator for basic earnings per share:
Weighted average common shares outstanding	53,647	52,457	53,453	52,284
Denominator for diluted earnings per share:
Dilutive potential common shares:
Stock options	916	1,141	953	1,274
Restricted stock awards and units	450	567	518	721
Performance-based restricted stock units	1,178	663	1,126	717
Employee stock purchase plan	—	—	—	2
Weighted average common shares outstanding with assumed conversion	56,191	54,828	56,050	54,998
Basic earnings per share	0.03	$0.04	$0.03	$0.01
Diluted earnings per share	0.03	$0.04	$0.03	$0.01

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Antidilutive common stock equivalents excluded from the calculation of dilutive earnings per share for the three and six months ended June 30, 2015 and 2014 are shown in the following table (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options	362	417	440	289
Restricted stock awards and units	9	285	24	46
Performance-based restricted stock units	1	156	1	116
Employee stock purchase plan	220	266	220	—
Total	592	1,124	685	451
10. INCOME TAXES
The Company had approximately $6.2 million and $5.0 million of gross unrecognized tax benefits as of June 30, 2015 and December 31, 2014, respectively. The $1.2 million increase in gross unrecognized tax benefits during the three and six months ended June 30, 2015 was the result of the Company submitting a claim to taxing authorities for prior year tax incentives. The Company believes that it is adequately reserved and does not anticipate any adjustments that will result in a material change to its financial position during the next twelve months. The Company's 2012 federal income tax return is currently under examination by the Internal Revenue Service. The Company has not been advised of any adjustments that would result in a material impact to its financial condition or results of operations.
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
On March 4, 2011, DataTrak International, Inc. ("DataTrak") filed a complaint for alleged patent infringement against the Company in DataTrak International v. Medidata Solutions, C.A. No. 1:11-cv-00458 in the U.S. District Court for the Northern District of Ohio. The complaint asserts infringement of U.S. Patent No. 7,464,087 (the “ '087 Patent”), which claims a method and system for unifying data from a variety of sources. The complaint asserts that the Company infringes upon the patent owned, and seeks unspecified damages and injunctive relief. On October 28, 2011, the Company filed an application for ex parte reexamination of the '087 Patent with the U.S. Patent and Trademark Office (the “PTO”). On December 16, 2011, the district court granted the Company's motion to stay the case pending reexamination of the patent-in-suit. On April 6, 2012, the PTO issued its final office action rejecting all asserted claims of the '087 Patent. In July 2012, DataTrak filed a notice of appeal to the Board of Patent Appeals and Interferences (the "BPAI"). The BPAI rendered a decision on March 4, 2014, affirming the rejection of some claims of the '087 Patent and reversing the rejection of other claims. The PTO issued a notice of intent to issue ex parte reexamination certificate on August 1, 2014, which confirmed patentability of the remaining claims and closed the reexamination proceeding. The court lifted the stay of this action on September 9, 2014, and discovery in the case is proceeding.
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
On March 25, 2015, the Company filed a separate lawsuit against DataTrak in the United States District Court for the District of New Jersey. The complaint asserts that DataTrak infringes U.S. Patents Nos. 8,738,397 (the " '397 Patent") and 8,620,677 (the " '677 Patent"), pertaining to patient randomization and site performance in clinical trials. On May 20, 2015, DataTrak filed a motion to dismiss the Company's claims against them on the basis that its ‘397 and '677 patents are invalid under 35 U.S.C. §101 asserting that the claims of each of these patents are directed at an abstract idea and do not constitute patentable subject matter. The defendant's motion to dismiss is now fully briefed and awaiting decision by the court. The outcome and amount of any future financial impact from this litigation is indeterminate at this time.
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

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in the future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to the factors discussed under the “Risk Factors” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission ("SEC") on March 2, 2015.
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
Subscription revenues, which are comprised of fees from clients accessing our cloud-based solutions, represented 85% of our revenues for the first half of 2015. Professional services revenues, which are derived from the provision of services that help our clients realize higher value in their clinical development processes, represented 15% of total revenues.
Second Quarter and First Half 2015 Highlights

•	Revenue increased 18% and 19% compared with the second quarter and first half of 2014, respectively. Subscription revenue grew 22% and 23% for the second quarter and first half, respectively.

•	Gross margin grew to 76.6% for the second quarter and 76.3% for the first half, an increase of 180 and 240 basis points compared with the second quarter and first half of 2014, respectively.

•	We added a record 52 new customers during the second quarter of 2015.

•
We continued to make strategic investments in research and development and in our sales force. As compared with the second quarter of 2014, research and development expenses increased 30% and sales and marketing expenses increased 26%. As compared with the first half of 2014, research and development expenses increased 27% and sales and marketing expenses increased 22%.

•	Cash flow from operations for the first half of 2015 was $28.7 million compared with $17.8 million for the first half of 2014.

Results of Operations
Revenues
Revenues for the three and six-month periods ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Revenues:	(amounts in thousands except percentages)
Subscription	$83,929	$68,947	21.7%	$162,678	$132,758	22.5%
Percentage of total revenues	85.6%	82.8%		85.4%	83.0%
Professional services	14,155	14,276	(0.8)%	27,846	27,105	2.7%
Percentage of total revenues	14.4%	17.2%		14.6%	17.0%
Total revenues	$98,084	$83,223	17.9%	$190,524	$159,863	19.2%
Year-over-year growth in subscription revenues was largely the result of increased sales to our existing large and mid-size customers, both from expanded usage of current solutions and adoption of additional solutions from our technology platform, particularly in the areas of risk-based monitoring, patient randomization, and patient cloud solutions. As of June 30, 2015, 61% of our customers were using multiple solutions from our platform, up from 54% at June 30, 2014. We added 52 and 91 customers in the three and six months ended June 30, 2015, respectively, to end the quarter with 539 customers, up 23% compared with June 30, 2014. Of the 52 new customers added during the quarter, 13 were from APAC, a direct result of our level of investment in the region. As of June 30, 2015 we had remaining subscription backlog of $158 million, representing the future contract value of outstanding arrangements, billed and unbilled, to be recognized during the rest of 2015, an increase of 19% compared with $133 million at June 30, 2014.
Professional services revenues for the three months ended June 30, 2015 decreased slightly compared with the same period last year. This reflects our efforts to drive strategic engagements providing long-term service and partner enablement, resulting in longer duration delivery cycles. Examples of strategic engagements include helping customers maximize value from moving to our whole platform, as well as engagements around our analytical and risk-based monitoring capabilities. We observed this trend over the first half of 2015, resulting in marginal year-to-date growth.
Cost of Revenues
Cost of revenues for the three and six-month periods ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Cost of revenues:	(amounts in thousands except percentages)
Subscription	$12,354	$11,221	10.1%	$23,827	$22,307	6.8%
Percentage of total revenues	12.6%	13.5%		12.5%	13.9%
Professional services	10,557	9,753	8.2%	21,260	19,466	9.2%
Percentage of total revenues	10.8%	11.7%		11.2%	12.2%
Total cost of revenues	$22,911	$20,974	9.2%	$45,087	$41,773	7.9%
Percentage of total revenues	23.4%	25.2%		23.7%	26.1%

Gross profit	$75,173	$62,249	20.8%	$145,437	$118,090	23.2%
Gross margin	76.6%	74.8%		76.3%	73.9%
Year-over-year growth in cost of subscription revenues was primarily due to increased personnel-related costs to support customer demand. Subscription gross margin increased to 85.3% and 85.4% for the three and six months ended June 30, 2015, respectively, compared with 83.7% and 83.2% for the three and six months ended June 30, 2014, respectively, as a result of revenue growth combined with productivity initiatives taken with respect to hosting costs.
Year-over-year growth in cost of professional services revenues was largely due to the increase in personnel-related costs in response to increased demand for professional services. Professional services gross margin decreased to 25.4% and 23.7% for the three and six months ended June 30, 2015, respectively, compared with 31.7% and 28.2% for the three and six months ended June 30, 2014, respectively, as a result of workforce investments to enhance our strategic services offerings.

Overall gross margin increased to 76.6% and 76.3% for the three and six months ended June 30, 2015, respectively, compared with 74.8% and 73.9% for the three and six months ended June 30, 2014, respectively, driven by significant growth in our higher-margin subscription revenues and from the improving subscription margin, partially offset by the decline in professional services margin.

Operating Costs and Expenses
Operating costs and expenses for the three and six-month periods ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Operating costs and expenses:	(amounts in thousands except percentages)
Research and development	$22,519	$17,311	30.1%	$44,430	$35,100	26.6%
Percentage of total revenues	23.0%	20.8%		23.3%	22.0%
Sales and marketing	25,724	20,425	25.9%	50,042	41,157	21.6%
Percentage of total revenues	26.2%	24.5%		26.3%	25.8%
General and administrative	21,943	17,373	26.3%	42,512	34,419	23.5%
Percentage of total revenues	22.3%	20.9%		22.3%	21.5%
Total operating costs and expenses	$70,186	$55,109	27.4%	$136,984	$110,676	23.8%
Percentage of total revenues	71.5%	66.2%		71.9%	69.3%

Operating income	$4,987	$7,140	(30.2)%	$8,453	$7,414	14.0%
Operating margin	5.1%	8.6%		4.4%	4.6%
The year-over-year growth in research and development expenses was primarily due to increases in personnel-related costs of $2.4 million and $4.6 million for the three and six months ended June 30, 2015, respectively, resulting in part from respective average headcount increases of 24% and 21% with regard to those periods. Growth was also driven by increases in consulting and professional fees of $0.5 million and $0.9 million for the three and six months ended June 30, 2015, respectively, associated with investments to enhance the value of our platform, with particular focus on user experience, data analytics, risk-based monitoring, and mobile health offerings.
The year-over-year growth in sales and marketing expenses was predominantly driven by increases in personnel-related costs of $3.3 million and $5.7 million for the three and six months ended June 30, 2015, respectively, resulting in part from an average headcount increase of 25% with regard to both periods to expand our global sales organization, particularly in emerging Asian markets. Travel expenses also increased by $0.4 million and $0.7 million for the three and six months ended June 30, 2015, respectively, as a result of these initiatives.
The year-over-year growth in general and administrative expenses was largely driven by CFO transition costs of $1.9 million, which includes $1.5 million of stock-based compensation expense for both the three and six months ended June 30, 2015. Legal fees also increased by $0.9 million and $1.7 million for the three and six months ended June 30, 2015, respectively, as a result of various litigation matters and the international expansion of our business.
Income Taxes
Provision for income taxes for the three and six-month periods ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
	(amounts in thousands except percentages)
Provision for income taxes	$55	$1,409	(96.1)%	$(94)	$146	(164.4)%
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

Critical Accounting Estimates
Our condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions about certain items and future events. These estimates inherently involve levels of subjectivity and judgment and may have a material impact on our financial condition or results of operations. Accordingly, actual results could differ from those estimates. Our critical accounting estimates as of June 30, 2015 are the same as those at December 31, 2014, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Also see Note 1, "Summary of Significant Accounting Policies," to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which discusses our critical accounting policies.
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
Liquidity and Capital Resources
We believe that our cash flows from operations, cash and cash equivalents, and highly liquid marketable securities will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for the foreseeable future. Our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors, including any expansion of our business that we may complete. The following table presents selected financial information related to our liquidity and capital resources as of June 30, 2015 and December 31, 2014, and for the six-month periods ended June 30, 2015 and 2014 (in thousands):

	June 30, 2015	December 31, 2014
Cash, cash equivalents, and marketable securities	$472,417	$456,643
Furniture, fixtures and equipment, net	42,491	38,579
1.00% convertible senior notes, net	246,748	240,886

	Six months ended June 30,
	2015	2014
Cash provided by operating activities	$28,745	$17,814
Cash (used in) provided by investing activities	(20,613)	16,819
Cash used in financing activities	(4,300)	(21,840)
Cash, Cash Equivalents, and Marketable Securities
For the six months ended June 30, 2015, cash provided by operating activities of $28.7 million was driven by strong customer collections, partially offset by operating expenditures and cash interest expense on our 1.00% convertible senior notes. Cash used in investing activities of $20.6 million consisted of net purchases of marketable securities of $14.2 million and cash payments for capital expenditures of $5.9 million. Cash used in financing activities of $4.3 million resulted primarily from the acquisition of $16.2 million of treasury stock in connection with equity plan participant tax withholdings upon vesting, partially offset by equity plan proceeds of $8.2 million.
For the six months ended June 30, 2014, cash provided by operating activities of $17.8 million was driven by strong customer collections, partially offset by operating expenditures and cash interest expense on our 1.00% convertible senior notes. Cash provided by investing activities of $16.8 million consisted of net sales of marketable securities of $28.2 million partially offset by cash payments for capital expenditures of $11.6 million. Cash used in financing activities of $21.8 million resulted primarily from the acquisition of $28.1 million of treasury stock in connection with equity plan participant tax withholdings upon vesting, partially offset by equity plan proceeds of $4.4 million.
Capital Assets
We acquired $8.7 million in capital assets during the six months ended June 30, 2015, predominantly related to our New York City headquarters and the continued enhancement of the infrastructure and capacity of our Houston, TX data center. Our actual cash payments for capital expenditures during the six months ended June 30, 2015 were $5.9 million. We expect to acquire approximately $12 to $14 million in additional capital assets during the remainder of 2015.

Debt
In August 2013, we issued $287.5 million of 1.00% convertible senior notes that will mature on August 1, 2018 unless earlier repurchased or converted. Upon conversion, we will deliver to the holders of the Notes either cash, shares of our common stock, or a combination thereof, at our election. If converted, we intend to settle the principal amount of the Notes in cash and any excess conversion value beyond the principal amount in shares of our common stock, cash, or a combination thereof. As of June 30, 2015, the Notes are not convertible and therefore are classified as long term liabilities in our condensed consolidated balance sheet. For further information, see Note 6, “Debt,” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Contractual Obligations, Commitments and Contingencies
There was no material change in our contractual obligations during the first six months of 2015.
Legal Matters
For a discussion of legal matters, refer to Note 11, "Commitments and Contingencies — Legal Matters," to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 3.     Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
We had unrestricted cash and cash equivalents totaling $43.4 million at June 30, 2015. Our cash equivalents are invested principally in money market funds. We also had investments in marketable securities, which we classify as available-for-sale securities, totaling $429.1 million at June 30, 2015. Substantially all of our marketable securities are fixed income securities, which primarily consist of high quality commercial paper and corporate bonds. Due to the high credit ratings of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.
Exchange Rate Sensitivity
Our three non-U.S. operating subsidiaries are located in the United Kingdom, Japan, and South Korea. The functional currencies for these subsidiaries are the respective local currencies. We have exposure to exchange rate movements that are captured in translation adjustments for these subsidiaries. Such cumulative adjustments are recorded in accumulated other comprehensive income (loss). The estimated potential translation loss for the six months ended June 30, 2015 resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounted to $2.0 million.
We bill our customers primarily in U.S. dollars. Any billings in foreign currency are billed from Medidata Solutions, Inc., a U.S. entity, and are mainly denominated in Euros, British pounds sterling, Australian dollars, Canadian dollars, and Swiss francs. Our foreign currency denominated costs and expenses are mainly incurred by our three non-U.S. operating subsidiaries. Accordingly, future changes in currency exchange rates will impact our future operating results. For the six months ended June 30, 2015, 5.1% of our revenues and 12.9% of our expenses were denominated in foreign currencies. Gains and losses arising from transactions denominated in foreign currencies are recorded as foreign currency transaction gains (losses) in general and administrative expenses on our condensed consolidated statements of operations and amounted to $(1.0) million for the six months ended June 30, 2015.
Inflation
We do not believe that inflation has had a material impact on our business, financial condition, or results of operations.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2015, an evaluation was performed with the participation of our Disclosure Committee and our management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon such evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2015.

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
Item 2.     Unregistered Sale of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
From time to time, we grant nonvested restricted stock awards, restricted stock units, or performance-based restricted stock units to our employees pursuant to the terms of our Second Amended and Restated 2009 Long-Term Incentive Plan ("2009 Plan"). Under the provisions of the 2009 Plan, unless otherwise elected, participants fulfill their related income tax withholding obligation by having shares withheld at the time of vesting. On the date of vesting, we divide the participant's income tax withholding obligation in dollars by the closing price of our common stock and withhold the resulting number of vested shares.
A summary of our repurchases of shares of our common stock for the three months ended June 30, 2015 is as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs
April 1 – April 30, 2015	59	$48.54	—	—
May 1 – May 31, 2015	133,932	$55.49	—	—
June 1 – June 30, 2015	1,742	$55.90	—	—
Total	135,733	$55.49	—	—
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

MEDIDATA SOLUTIONS, INC.

By:	/s/ ROUVEN BERGMANN
Rouven Bergmann Chief Financial Officer (Principal Financial Officer)
Date: August 7, 2015

EXHIBIT INDEX

Exhibit No.	Description	Form	Incorporated by Reference File No.	Date Filed
3.1	Amended and Restated Bylaws of Medidata Solutions, Inc., as amended on July 22, 2015	8-K	001-34387	07/27/2015
10.1†	Separation Agreement and General Release between Medidata Solutions, Inc. and Cory Douglas, dated May 13, 2015	8-K	001-34387	05/14/2015
31.1*	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act
31.2*	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act
32.1**	Certification of CEO pursuant to Rules 13a-14(b) or 15d-14(b) under the Exchange Act and 18 U.S.C. 1350
32.2**	Certification of CFO pursuant to Rules 13a-14(b) or 15d-14(b) under the Exchange Act and 18 U.S.C. 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

†	Indicates a management contract or any compensatory plan, contract or arrangement.