Form 10-Q
period 2015-09-30
Medidata Solutions, Inc.
filed 2015-11-05
CIK 1453814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
As of October 30, 2015, the registrant had 55,368,893 shares of common stock outstanding.

MEDIDATA SOLUTIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)

MEDIDATA SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2015	December 31, 2014
	(Amounts in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$63,179	$39,517
Marketable securities	224,135	233,284
Accounts receivable, net of allowance for doubtful accounts of $1,934 and $1,517, respectively	86,931	68,475
Prepaid commission expense	1,735	2,819
Prepaid expenses and other current assets	17,344	13,661
Deferred income taxes	97	96
Total current assets	393,421	357,852
Restricted cash	5,582	5,118
Furniture, fixtures and equipment, net	43,929	38,579
Marketable securities – long-term	205,609	183,842
Goodwill	18,910	19,025
Intangible assets, net	1,282	1,816
Deferred income taxes – long-term	7,595	8,066
Other assets	7,442	7,919
Total assets	$683,770	$622,217
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,270	$3,738
Accrued payroll and other compensation	20,604	15,574
Accrued expenses and other	14,380	12,638
Deferred revenue	67,208	62,890
Total current liabilities	104,462	94,840
Noncurrent liabilities:
1.00% convertible senior notes, net	249,745	240,886
Deferred revenue, less current portion	5,089	1,374
Deferred tax liabilities	241	238
Other long-term liabilities	22,082	20,180
Total noncurrent liabilities	277,157	262,678
Total liabilities	381,619	357,518
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $0.01 per share; 200,000 shares authorized; 57,656 and 56,301 shares issued; 55,349 and 54,413 shares outstanding, respectively	577	563
Additional paid-in capital	350,075	301,465
Treasury stock, 2,307 and 1,888 shares, respectively	(62,082)	(45,049)
Accumulated other comprehensive loss	(2,402)	(1,912)
Retained earnings	15,983	9,632
Total stockholders’ equity	302,151	264,699
Total liabilities and stockholders’ equity	$683,770	$622,217
The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Amounts in thousands, except per share data)
Revenues
Subscription	$88,878	$71,547	$251,556	$204,305
Professional services	14,235	14,449	42,081	41,554
Total revenues	103,113	85,996	293,637	245,859
Cost of revenues (1)(2)
Subscription	12,489	11,413	36,316	33,720
Professional services	10,304	9,582	31,564	29,048
Total cost of revenues	22,793	20,995	67,880	62,768
Gross profit	80,320	65,001	225,757	183,091
Operating costs and expenses
Research and development (1)	24,192	17,677	68,622	52,777
Sales and marketing (1)(2)	25,881	21,004	75,923	62,161
General and administrative (1)	19,143	17,865	61,655	52,284
Wire transaction loss (2014) (3)	—	4,880	—	4,880
Total operating costs and expenses	69,216	61,426	206,200	172,102
Operating income	11,104	3,575	19,557	10,989
Interest and other income (expense)
Interest expense	(4,038)	(3,849)	(11,993)	(11,457)
Interest income	739	465	1,885	1,280
Other income (expense), net	3	—	(65)	6
Total interest and other expense, net	(3,296)	(3,384)	(10,173)	(10,171)
Income before income taxes	7,808	191	9,384	818
Provision for income taxes	3,127	30	3,033	176
Net income	$4,681	$161	$6,351	$642
Earnings per share
Basic	$0.09	$0.00	$0.12	$0.01
Diluted	$0.08	$0.00	$0.11	$0.01
Weighted average common shares outstanding
Basic	53,933	52,772	53,615	52,448
Diluted	56,687	55,069	55,985	55,064
(1) Stock-based compensation expense included in cost of revenues and operating costs and expenses is as follows:
Cost of revenues	1,246	1,072	3,805	3,171
Research and development	2,105	988	5,904	2,717
Sales and marketing	2,343	2,200	7,170	5,611
General and administrative	6,408	5,845	21,029	16,935
Total stock-based compensation	$12,102	$10,105	$37,908	$28,434
(2) Amortization of intangible assets included in cost of revenues and operating costs and expenses is as follows:
Cost of revenues	79	109	438	328
Sales and marketing	30	30	89	90
Total amortization of intangible assets	$109	$139	$527	$418
(3) Operating costs and expenses for the three and nine months ended September 30, 2014 include a pre-tax charge of $4.9 million associated with a previously announced international wire transfer fraud committed against the Company and the related investigation costs. For additional details, see Note 2, "2014 Wire Transaction Loss."

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Amounts in thousands)
Net income	$4,681	$161	$6,351	$642
Other comprehensive income (loss)
Foreign currency translation adjustments	(564)	(972)	(391)	(387)
Unrealized loss on marketable securities	(389)	(380)	(186)	(185)
Other comprehensive loss	(953)	(1,352)	(577)	(572)
Income tax effect of unrealized loss on marketable securities	155	180	87	103
Other comprehensive loss, net of tax	(798)	(1,172)	(490)	(469)
Comprehensive income (loss), net of tax	$3,883	$(1,011)	$5,861	$173

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities	(Amounts in thousands)
Net income	$6,351	$642
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of intangible assets and depreciation	7,941	7,784
Stock-based compensation	37,908	28,434
Amortization of discounts or premiums on marketable securities	3,667	4,147
Deferred income taxes	(1,235)	(8,501)
Amortization of debt issuance costs	958	958
Amortization of debt discount	8,859	8,315
Excess tax benefit associated with equity awards	(1,706)	(7,742)
Provision for doubtful accounts	539	441
Changes in operating assets and liabilities:
Accounts receivable	(32,284)	(16,495)
Prepaid commission expense	374	834
Prepaid expenses and other current assets	(5,268)	(1,149)
Other assets	1,814	1,221
Accounts payable	(1,235)	1,437
Accrued payroll and other compensation	3,376	(4,612)
Accrued expenses and other	1,644	6,853
Deferred revenue	22,842	14,328
Other long-term liabilities	1,902	3,381
Net cash provided by operating activities	56,447	40,276
Cash flows from investing activities
Purchases of furniture, fixtures and equipment	(11,017)	(13,900)
Purchases of available-for-sale securities	(207,126)	(199,425)
Proceeds from sale of available-for-sale securities	190,656	191,741
Net (increase) decrease in restricted cash	(464)	226
Net cash used in investing activities	(27,951)	(21,358)
Cash flows from financing activities
Proceeds from exercise of stock options	5,770	2,985
Proceeds from employee stock purchase plan	4,675	4,021
Excess tax benefit associated with equity awards	1,706	7,742
Payment of acquisition-related earn-out	—	(704)
Repayment of obligations under capital leases	(26)	(44)
Repayment of notes payable	(32)	(85)
Acquisition of treasury stock	(16,915)	(28,443)
Net cash used in financing activities	(4,822)	(14,528)
Effect of exchange rate changes on cash and cash equivalents	(12)	(64)
Net increase in cash and cash equivalents	23,662	4,326
Cash and cash equivalents – Beginning of period	39,517	22,328
Cash and cash equivalents – End of period	$63,179	$26,654

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (Unaudited)

	Nine Months Ended September 30,
	2015	2014
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,876	$2,778
Income taxes	$595	$470

Noncash activities:
Furniture, fixtures, and equipment acquired but not yet paid for at period-end	$2,682	$803
Issuance of notes payable in connection with acquisition-related earn-out payments	$—	$97

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
Except to the extent updated or described below, the Company’s significant accounting policies as of September 30, 2015 are the same as those at December 31, 2014, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”) on March 2, 2015.
Basis of Presentation — The accompanying interim condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014, the condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014, the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2015 and 2014, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the SEC for interim financial reporting. Accordingly, certain information and footnote disclosures have been condensed or omitted pursuant to SEC rules that would ordinarily be required by GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto for the fiscal year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2015.
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments consisting of normal recurring accruals considered necessary to present fairly the Company’s financial position as of September 30, 2015, results of its operations for the three and nine months ended September 30, 2015 and 2014, comprehensive income for the three and nine months ended September 30, 2015 and 2014, and cash flows for the nine months ended September 30, 2015 and 2014. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
Income Taxes — The Company’s interim period provision for income taxes is computed by using an estimate of the annual effective tax rate, adjusted for discrete items taken into account in the relevant period, if any. Each quarter, the annual effective income tax rate is recomputed and if there are material changes in the estimate, a cumulative adjustment is made.
Accounts Receivable — Accounts receivable are written off when deemed uncollectible. Unbilled receivables consist of revenue recognized in excess of billings, substantially all of which is expected to be billed and collected within one year. As of September 30, 2015 and December 31, 2014, unbilled accounts receivable of $6.0 million and $8.9 million, respectively, were included in accounts receivable on the Company's consolidated balance sheets.
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
2. 2014 WIRE TRANSACTION LOSS
On September 18, 2014, the Company discovered that it had been the subject of an international wire transfer fraud perpetrated against it on September 16, 2014. The incident involved a fraudulent request targeting certain mid-level employees in the Company's finance department, resulting in the transfer of $4.8 million to an overseas account. As a result, the Company recorded a charge of $4.9 million in the third quarter of 2014 for the loss and related investigation costs incurred through September 30, 2014. No customer data was involved in this matter and the incident did not have a material effect on the Company's business.
3. STOCKHOLDERS' EQUITY
Common Stock — Common stockholders are entitled to one vote for each share of common stock held. Common stockholders may receive dividends if and when the Board of Directors determines, at its sole discretion.
Treasury Stock — From time to time, the Company grants nonvested restricted stock awards ("RSAs"), restricted stock units ("RSUs"), and performance-based restricted stock units ("PBRSUs") to its employees pursuant to the terms of its Second Amended and Restated 2009 Long-Term Incentive Plan (the “2009 Plan”). Under the provisions of the 2009 Plan, unless otherwise elected, participants fulfill their related income tax withholding obligation by having shares withheld at the time of vesting. On the date of vesting, the Company divides the participant's income tax withholding obligation in dollars by the closing price of its common stock and withholds the resulting number of vested shares. The shares withheld are then transferred to the Company's treasury stock at cost for future reissuance. During the nine months ended September 30, 2015 and 2014, the Company withheld 338,792 shares at an average price of $50.27 and 398,360 shares at an average price of $46.40, respectively, in connection with the vesting of equity awards.
Nonvested restricted stock awards forfeited by plan participants are transferred to the Company's treasury stock at par. During the nine months ended September 30, 2015 and 2014, 80,752 and 60,745 forfeited shares, respectively, were transferred to treasury stock at their par value of $0.01.
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

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

maturities of twelve months or less from the balance sheet date are classified as short-term; otherwise, they are classified as long-term on the consolidated balance sheet.
The following table provides the Company’s marketable securities by security type as of September 30, 2015 and December 31, 2014 (in thousands):

	As of September 30, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper and corporate bonds	$420,496	$37	$(941)	$419,592
U.S. government agency debt securities	10,153	5	(6)	10,152
Total	$430,649	$42	$(947)	$429,744

	As of December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper and corporate bonds	$417,845	$72	$(791)	$417,126
Total	$417,845	$72	$(791)	$417,126
Contractual maturities of the Company’s marketable securities as of September 30, 2015 and December 31, 2014 are summarized as follows (in thousands):

	As of September 30, 2015		As of December 31, 2014
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in one year or less	$224,182	$224,135	$233,326	$233,284
Due in one to five years	206,467	205,609	184,519	183,842
Total	$430,649	$429,744	$417,845	$417,126
At September 30, 2015, the Company had $0.9 million of gross unrealized losses primarily due to a decrease in the fair value of certain corporate bonds.
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
As the Company has the ability and intent to hold these investments until a recovery of fair value, which may be until maturity, the Company has determined that the gross unrealized losses on such investments at September 30, 2015 are temporary in nature. Accordingly, the Company did not consider its investments in marketable securities to be other-than-temporarily impaired as of September 30, 2015.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables provide the fair market value and the gross unrealized losses of the Company's marketable securities with unrealized losses, aggregated by security type, as of September 30, 2015 and December 31, 2014 (in thousands):

	In Loss Position for Less than 12 Months
	As of September 30, 2015		As of December 31, 2014
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper and corporate bonds	$247,395	$(899)	$322,938	$(791)
U.S. government agency debt securities	10,152	(6)	—	—
Total	$257,547	$(905)	$322,938	$(791)

	In Loss Position for More than 12 Months
	As of September 30, 2015		As of December 31, 2014
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper and corporate bonds	$53,094	$(42)	$—	$—
Total	$53,094	$(42)	$—	$—
During the three and nine months ended September 30, 2015 and 2014, the Company recorded an insignificant amount of net realized gains from the sale of marketable securities.
5. FAIR VALUE
As of September 30, 2015 and December 31, 2014, financial assets (excluding cash balances) measured at fair value on a recurring basis as described in Note 1, "Summary of Significant Accounting Policies," are summarized as follows (in thousands):

	As of September 30, 2015			As of December 31, 2014
	Fair Value Measurement Using			Fair Value Measurement Using
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$141	$—	$141	$733	$—	$733
Total cash equivalents	141	—	141	733	—	733
Commercial paper and corporate bonds	—	419,592	419,592	—	417,126	417,126
U.S. government agency debt securities	—	10,152	10,152	—	—	—
Total marketable securities	—	429,744	429,744	—	417,126	417,126
Total financial assets	$141	$429,744	$429,885	$733	$417,126	$417,859
As of September 30, 2015 and December 31, 2014, the Company had no financial liabilities measured at fair value on a recurring basis, and none of its financial assets measured at fair value on a recurring basis relied upon Level 3 inputs.
Investments in money market funds have been classified as Level 1 since these securities are valued based upon $1.00 net asset value per share or unadjusted quoted prices in active markets. Investments in commercial paper, corporate bonds, and U.S. government agency debt securities have been classified as Level 2 as they are valued using quoted prices in less active markets or other directly or indirectly observable inputs. Fair values of corporate bonds and U.S. government agency debt securities were derived from a consensus or weighted-average price based on input of market prices from multiple sources at each reporting period. With regard to commercial paper, all of the securities had high credit ratings and one year or less to maturity; therefore, fair value was derived from accretion of purchase price to face value over the term of maturity or quoted prices for similar instruments if available. During the nine months ended September 30, 2015 and 2014, there were no transfers of financial assets between Level 1 and Level 2.
The carrying amounts of all other current financial assets and current financial liabilities reflected in the consolidated balance sheets approximate fair value due to their short-term nature.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6. GOODWILL AND INTANGIBLE ASSETS
The change in the carrying amount of goodwill during the nine months ended September 30, 2015 was as follows (in thousands):

Balance as of January 1, 2015	$19,025
Foreign currency translation adjustments	(115)
Balance as of September 30, 2015	$18,910
Intangible assets are summarized as follows (in thousands):

	As of September 30, 2015			As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$5,261	$(4,295)	$966	$5,299	$(3,891)	$1,408
Customer relationships	2,175	(1,980)	195	2,186	(1,922)	264
Non-competition agreements	150	(29)	121	150	(6)	144
Total	$7,586	$(6,304)	$1,282	$7,635	$(5,819)	$1,816
Annual amortization for the next five years is expected to be as follows (in thousands):

Remainder of year ending December 31, 2015	$109
Years ending December 31,
2016	414
2017	388
2018	305
2019	47
2020	19
7. DEBT
The Company's 1.00% convertible senior notes (the "Notes"), issued in August 2013, consisted of the following components as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Equity component, net of equity issue costs	$60,222	$60,222
Liability component:
Principal	287,500	287,500
Less: unamortized debt discount	(37,755)	(46,614)
Net carrying amount	$249,745	$240,886
As of September 30, 2015 and December 31, 2014, the estimated fair value of the Notes was $301.9 million and $314.8 million, respectively. The Company considers this disclosure to be a Level 2 measurement because it is based upon a recent modeled bid-price quote for the Notes, reflecting activity in a less than active market. As of September 30, 2015, the Notes are not convertible. Based on the closing price of the Company's common stock on September 30, 2015 of $42.11, which is less than the Notes' initial conversion price of $58.05, the if-converted value of the Notes was less than their principal amount.
As of September 30, 2015, the remaining life of the Notes was approximately 34 months and related unamortized debt issuance costs of $3.6 million were included in other assets on the Company's consolidated balance sheets.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table sets forth total interest expense recognized related to the Notes for the three and nine months ended September 30, 2015 and 2014 (in thousands except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Contractual interest expense	$719	$718	$2,156	$2,148
Amortization of debt issuance costs	319	319	958	958
Amortization of debt discount	2,997	2,792	8,859	8,315
Total	$4,035	$3,829	$11,973	$11,421

Effective interest rate	6.5%	6.5%	6.5%	6.5%
8. STOCK-BASED COMPENSATION
For the three and nine months ended September 30, 2015 and 2014, the components of stock-based compensation expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options	$1,070	$1,272	$3,906	$3,731
Restricted stock awards and units	5,031	3,281	14,334	9,757
Performance-based restricted stock units	4,964	4,803	16,546	13,253
Employee stock purchase plan	1,037	749	3,122	1,693
Total stock-based compensation	$12,102	$10,105	$37,908	$28,434
Stock Options
The fair value of each stock option granted during the three and nine months ended September 30, 2015 and 2014 was estimated on the date of grant using a Black-Scholes pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected volatility	43%	44%	43%	43%
Expected life	6 years	6 years	6 years	6 years
Risk-free interest rate	1.69%	1.91%	1.69%	1.84%
Dividend yield	—	—	—	—

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the status of the Company's stock options as of September 30, 2015, and changes during the nine months then ended (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	2,330	$18.93
Granted	123	50.08
Exercised	(399)	14.45
Forfeited	(58)	14.13
Expired	(1)	0.31
Outstanding at September 30, 2015	1,995	$21.89	5.86	$44,567
Exercisable at September 30, 2015	1,469	$14.70	5.14	$41,560
Vested and expected to vest at September 30, 2015	1,953	$21.33	5.81	$44,516
The weighted-average grant-date fair value of stock options granted during the three months ended September 30, 2015 and 2014 was $19.99 and $19.92, respectively. The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2015 and 2014 was $21.81 and $21.64, respectively. The total intrinsic value of stock options exercised during the three months ended September 30, 2015 and 2014 was $1.7 million and $2.9 million, respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2015 and 2014 was $14.1 million and $11.4 million, respectively. The total fair value of stock options vested during the three months ended September 30, 2015 and 2014 was $1.1 million and $1.5 million, respectively. The total fair value of stock options vested during the nine months ended September 30, 2015 and 2014 was $3.5 million and $3.6 million, respectively. As of September 30, 2015, there was $9.0 million in unrecognized compensation cost related to all non-vested stock options granted. This cost is expected to be recognized over a weighted-average remaining period of 2.35 years.
Restricted Stock Awards and Units
The following table summarizes the status of the Company’s nonvested time-based RSAs and RSUs as of September 30, 2015, and changes during the nine months then ended (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2015	1,383	$30.64
Granted	645	47.44
Vested	(564)	23.62
Forfeited	(81)	34.79
Nonvested at September 30, 2015	1,383	$41.10
The total fair value of RSAs and RSUs vested during the three months ended September 30, 2015 and 2014 was $2.1 million and $0.8 million, respectively. The total fair value of RSAs and RSUs vested during the nine months ended September 30, 2015 and 2014 was $29.3 million and $29.0 million, respectively. As of September 30, 2015, there was $46.0 million in unrecognized compensation cost related to all nonvested RSAs and RSUs granted. This cost is expected to be recognized over a weighted-average remaining period of 2.51 years.
Performance-Based Restricted Stock Units
No PBRSUs were granted during the three months ended September 30, 2015 and 2014.
During the nine months ended September 30, 2015, the Company granted 242 thousand PBRSUs ("2015 TSR PBRSUs") with market conditions based on the Company's total stockholder return ("TSR") relative to that of the Russell 2000 Index over the one-, two-, and three-year periods ending December 31, 2015, 2016, and 2017, respectively, vesting in equal parts over three years with the number of PBRSUs ultimately earned ranging from zero to 200% of the target number of shares.
During the nine months ended September 30, 2014, the Company granted (a) 74 thousand PBRSUs ("2014 TSR PBRSUs") with market conditions based on the Company's TSR relative to that of the NASDAQ Composite Index for the year ending December 31, 2014, vesting in equal parts over three years with the number of PBRSUs ultimately earned ranging from zero to 200% of the target number of shares; (b) 149 thousand PBRSUs ("2014 Revenue PBRSUs") with performance conditions based

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

on revenue for the year ending December 31, 2014, vesting in equal parts over three years with the number of PBRSUs ultimately earned ranging from zero to 200% of the target number of shares. The Company also granted an insignificant number of other PBRSUs with performance conditions based on achievement of certain individual performance objectives.
The fair value of PBRSUs with market conditions was estimated as of the date of grant using a Monte Carlo valuation model with the following weighted average assumptions:

	2015 TSR PBRSUs	2014 TSR PBRSUs
Expected volatility - Medidata	46%	52%
Expected volatility - comparison index	41%	13%
Expected life	2.88 years	0.89 years
Risk-free interest rate	0.99%	0.12%
Dividend yield	—	—
The following table summarizes the status of the Company’s PBRSUs based upon expected performance as of September 30, 2015, and changes during the nine months then ended (in thousands, except per share data):

	Revenue	TSR	Long-Term	Other	Total Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2015	303	151	1,115	9	1,578	$28.87
Granted (based on performance at 100% of targeted levels)	—	242	—	—	242	66.99
Adjustment related to expected performance	—	35	(182)	—	(147)	35.41
Vested	(151)	(76)	—	(2)	(229)	26.50
Forfeited	(16)	(23)	(8)	—	(47)	39.32
Nonvested at September 30, 2015	136	329	925	7	1,397	$36.81
The total fair value of PBRSUs vested during the three months ended September 30, 2015 and 2014 was $0.1 million and $0.1 million, respectively. The total fair value of PBRSUs vested during the nine months ended September 30, 2015 and 2014 was $10.7 million and $13.4 million, respectively. As of September 30, 2015, there was $15.0 million in unrecognized compensation cost related to all nonvested PBRSUs. This cost is expected to be recognized over a weighted-average remaining period of 0.61 years.
Employee Stock Purchase Plan
The fair value of ESPP shares was estimated using a Black-Scholes pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected volatility	49%	54%	49%	50%
Expected life	1.45 years	1.48 years	1.49 years	1.30 years
Risk-free interest rate	0.35%	0.30%	0.34%	0.24%
Dividend yield	—	—	—	—
No shares were purchased under the ESPP during the three months ended September 30, 2015 and 2014. During the nine months ended September 30, 2015, 86 thousand shares were purchased under the ESPP at a weighted-average price of $37.93. During the nine months ended September 30, 2014, 68 thousand shares were purchased under the ESPP at a weighted-average price of $36.39. As of September 30, 2015, there was $3.8 million in unrecognized compensation cost related to ESPP shares. This cost is expected to be recognized over a weighted-average remaining period of 1.00 year.
Modifications
During May 2015, the Company entered into a separation agreement with its previous chief financial officer that triggered a modification of a portion of his outstanding stock options, RSAs, and Long-Term PBRSUs, resulting in incremental expense of $1.3 million, all of which was recognized during the second quarter of 2015. Additionally, approximately $0.4 million of unamortized expense was accelerated from future periods, partially offset by $0.2 million in forfeitures of unvested awards. With regard to the

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Long-Term PBRSUs, incremental and accelerated expense amounts were based on expected performance as of June 30, 2015, with adjustments for subsequent changes in fair value recognized in the period in which those changes occur.
Incremental expense associated with other modifications during the three and nine months ended September 30, 2015 was immaterial both individually and in the aggregate.
9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in the balances of each component of accumulated other comprehensive loss during the nine months ended September 30, 2015 are as follows (in thousands):

	Foreign currency translation adjustments	Unrealized gains (losses) on marketable securities	Total
Balance as of January 1, 2015	$(1,467)	$(445)	$(1,912)
Other comprehensive loss, net of tax	(391)	(99)	(490)
Balance as of September 30, 2015	$(1,858)	$(544)	$(2,402)
For the nine months ended September 30, 2015 and 2014, reclassifications of items from accumulated other comprehensive loss to net income were insignificant.
10. EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted-average number of shares outstanding during the period. The holders of unvested RSAs do not have nonforfeitable rights to dividends or dividend equivalents and therefore, such unvested awards do not qualify as participating securities and are excluded from the basic earnings per share calculation. Diluted earnings per share includes the determinants of basic net income per share and, in addition, gives effect to the potential dilution that would occur if securities or other contracts to issue common stock are exercised, vested, or converted into common stock, unless they are antidilutive. As the Company intends to settle the principal amount of the Notes (see Note 7, "Debt") in cash upon conversion, their dilutive effect, if any, will be reflected in diluted earnings per share using the treasury stock method, which considers the number of shares that would be required to settle any premium above principal at the average stock price for the period. During the three and nine months ended September 30, 2015, the average price of the Company's stock was below the conversion price of the Notes; as a result the Notes were not dilutive for this period.
A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014 is shown in the following table (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator
Net income	$4,681	$161	$6,351	$642
Denominator
Denominator for basic earnings per share:
Weighted average common shares outstanding	53,933	52,772	53,615	52,448
Denominator for diluted earnings per share:
Dilutive potential common shares:
Stock options	856	1,141	921	1,232
Restricted stock awards and units	361	393	496	644
Performance-based restricted stock units	1,532	763	951	731
Employee stock purchase plan	5	—	2	9
Weighted average common shares outstanding with assumed conversion	56,687	55,069	55,985	55,064
Basic earnings per share	0.09	$0.00	$0.12	$0.01
Diluted earnings per share	0.08	$0.00	$0.11	$0.01

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Antidilutive common stock equivalents excluded from the calculation of dilutive earnings per share for the three and nine months ended September 30, 2015 and 2014 are shown in the following table (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options	411	417	355	325
Restricted stock awards and units	13	39	5	51
Performance-based restricted stock units	—	141	1	124
Employee stock purchase plan	243	345	243	—
Total	667	942	604	500
11. INCOME TAXES
The Company had approximately $6.7 million and $5.0 million of gross unrecognized tax benefits as of September 30, 2015 and December 31, 2014, respectively. The $1.7 million increase in gross unrecognized tax benefits during the nine months ended September 30, 2015 was the result of the Company submitting claims for additional prior year tax incentives. As a result of the request, the Company determined that a reserve was necessary primarily due to the taxing authority's routine review and challenge of similar submissions. The Company believes that its accruals for tax liabilities are adequate for all open years and does not anticipate any adjustments that will result in a material change to its financial position during the next twelve months.
The Company's 2012 federal income tax return is currently under examination by the Internal Revenue Service. The Company has not been advised of any adjustments that would result in a material impact to its financial condition or results of operations.
12. COMMITMENTS AND CONTINGENCIES
Legal Matters — The Company is subject to legal proceedings and claims that arise in the ordinary course of business and records an estimated liability for these matters when an adverse outcome is considered to be probable and can be reasonably estimated. Although the outcome of the litigation cannot be predicted with certainty and some lawsuits, claims, or proceedings may be disposed of unfavorably to the Company, which could materially and adversely affect its financial condition or results of operations, the Company does not believe that it is currently a party to any material legal proceedings.
On March 4, 2011, DataTrak International, Inc. ("DataTrak") filed a complaint for alleged patent infringement against the Company in DataTrak International v. Medidata Solutions, C.A. No. 1:11-cv-00458 in the U.S. District Court for the Northern District of Ohio. The complaint asserts infringement of U.S. Patent No. 7,464,087 (the “'087 Patent”), which claims a method and system for unifying data from a variety of sources. The complaint asserts that the Company infringes upon the patent owned, and seeks unspecified damages and injunctive relief. On August 13, 2015, the Company filed a motion to dismiss DataTrak's claims against it on the basis that its ‘087 patent is invalid under 35 U.S.C. §101 asserting that the claims of the patent are directed at an abstract idea and do not constitute patentable subject matter. The Company's motion to dismiss is now fully briefed and awaiting decision by the court. In the meantime, discovery in the case is proceeding. The Company believes that it has valid defenses to the lawsuit and intends to defend itself vigorously. The probability of a favorable or unfavorable outcome to the Company arising from the lawsuit is not known nor can the liability that could potentially result from a negative outcome be reasonably estimated. As a result, the Company has not recorded an accrual associated with this litigation. Additionally, given the current stage of the proceedings, the complexities of the facts in dispute, and the multiple claims involved, the Company is unable to estimate a range of loss related to this litigation.
On March 25, 2015, the Company filed a separate lawsuit against DataTrak in the United States District Court for the District of New Jersey. The complaint asserts that DataTrak infringes U.S. Patents Nos. 8,738,397 (the "'397 Patent") and 8,620,677 (the "'677 Patent"), pertaining to patient randomization and site performance in clinical trials. On May 20, 2015, DataTrak filed a motion to dismiss the Company's claims against it on the basis that its ‘397 and '677 patents are invalid under 35 U.S.C. §101 asserting that the claims of each of these patents are directed at an abstract idea and do not constitute patentable subject matter. The defendant's motion to dismiss is now fully briefed and awaiting decision by the court. The outcome and amount of any future financial impact from this litigation is indeterminate at this time.
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

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
Subscription revenues, which are comprised of fees from clients accessing our cloud-based solutions, represented 86% of our revenues for the first nine months of 2015. Professional services revenues, which are derived from the provision of services that help our clients realize higher value in their clinical development processes, represented 14% of total revenues.
Third Quarter and Year-to-Date 2015 Highlights

•
Revenue increased 20% and 19% compared with the third quarter and first nine months of 2014, respectively. Subscription revenue grew 24% and 23% for the third quarter and first nine months, respectively.

•
Gross margin grew to 77.9% for the third quarter and 76.9% for the first nine months, an increase of 230 and 240 basis points compared with the third quarter and first nine months of 2014, respectively.

•	We added a record 142 new customers during the first nine months of 2015, 51% more than the number of customers added during the same period last year.

•
We continued to make strategic investments in research and development and in our sales force. As compared with the third quarter of 2014, research and development expenses increased 37% and sales and marketing expenses increased 23%. As compared with the first nine months of 2014, research and development expenses increased 30% and sales and marketing expenses increased 22%.

•	Cash flow from operations for the first nine months of 2015 was $56.4 million compared with $40.3 million for the first nine months of 2014.

Results of Operations
Revenues
Revenues for the three- and nine-month periods ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Revenues:	(amounts in thousands except percentages)
Subscription	$88,878	$71,547	24.2%	$251,556	$204,305	23.1%
Percentage of total revenues	86.2%	83.2%		85.7%	83.1%
Professional services	14,235	14,449	(1.5)%	42,081	41,554	1.3%
Percentage of total revenues	13.8%	16.8%		14.3%	16.9%
Total revenues	$103,113	$85,996	19.9%	$293,637	$245,859	19.4%
Year-over-year growth in subscription revenues was largely the result of increased sales to our existing large and mid-size customers, both from expanded usage of current solutions and adoption of additional solutions from our technology platform, particularly in the areas of risk-based monitoring, patient randomization, and patient cloud solutions. As is typical of our subscription model, our revenues reflect periodic true-ups resulting from contract modifications. For the three and nine months ended September 30, 2015, we recognized $4.1 million in additional revenue as a result of one customer-driven contract modification. Conversely, in other instances, contract modifications resulted in negative true-ups, reducing revenue by $0.8 million and $1.8 million for the three and nine months ended September 30, 2015, respectively, resulting in net impact of $3.3 million for the quarter and $2.3 million year-to-date. As of September 30, 2015, 65% of our customers were using multiple products from our platform, up from 56% at September 30, 2014. We added 51 and 142 customers in three and nine months ended September 30, 2015, respectively, to end the quarter with 572 customers, up 24% compared with September 30, 2014. Of the 51 new customers added during the quarter, 20% were from APAC, a direct result of our level of investment in the region. As of September 30, 2015 we had remaining subscription backlog of $82 million, representing the future contract value of outstanding arrangements, billed and unbilled, to be recognized during the rest of 2015, excluding renewals. This is an increase of 15% compared with remaining subscription backlog of $71 million at September 30, 2014.
Professional services revenues decreased slightly for the three months ended September 30, 2015 and increased marginally year-to-date. We are building up a more predictable revenue stream of agreements with longer delivery cycles as we execute on our primary professional services objective of enabling our customers to derive maximum value from our platform, in turn driving increased subscription revenue.
Cost of Revenues
Cost of revenues for the three- and nine-month periods ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
-	2015	2014	Change	2015	2014	Change
Cost of revenues:	(amounts in thousands except percentages)
Subscription	$12,489	$11,413	9.4%	$36,316	$33,720	7.7%
Percentage of total revenues	12.1%	13.3%		12.4%	13.7%
Professional services	10,304	9,582	7.5%	31,564	29,048	8.7%
Percentage of total revenues	10.0%	11.1%		10.7%	11.8%
Total cost of revenues	$22,793	$20,995	8.6%	$67,880	$62,768	8.1%
Percentage of total revenues	22.1%	24.4%		23.1%	25.5%

Gross profit	$80,320	$65,001	23.6%	$225,757	$183,091	23.3%
Gross margin	77.9%	75.6%		76.9%	74.5%
Year-over-year growth in cost of subscription revenues was primarily due to increased personnel-related costs to support customer demand. Subscription gross margin increased to 85.9% and 85.6% for the three and nine months ended September 30, 2015, respectively, compared with 84.0% and 83.5% for the three and nine months ended September 30, 2014, respectively, as a result of revenue growth combined with productivity initiatives taken with respect to hosting costs.

Year-over-year growth in cost of professional services revenues was largely due to the increase in personnel-related costs. Professional services gross margin decreased to 27.6% and 25.0% for the three and nine months ended September 30, 2015, respectively, compared with 33.7% and 30.0% for the three and nine months ended September 30, 2014, respectively, as a result of workforce investments to enhance our strategic services offerings.
Overall gross margin increased to 77.9% and 76.9% for the three and nine months ended September 30, 2015, respectively, compared with 75.6% and 74.5% for the three and nine months ended September 30, 2014, respectively, driven by significant growth in our higher-margin subscription revenues and from the improving subscription margin, partially offset by the decline in professional services margin.
Operating Costs and Expenses
Operating costs and expenses for the three- and nine-month periods ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Operating costs and expenses:	(amounts in thousands except percentages)
Research and development	$24,192	$17,677	36.9%	$68,622	$52,777	30.0%
Percentage of total revenues	23.5%	20.5%		23.4%	21.5%
Sales and marketing	25,881	21,004	23.2%	75,923	62,161	22.1%
Percentage of total revenues	25.1%	24.4%		25.8%	25.3%
General and administrative	19,143	17,865	7.2%	61,655	52,284	17.9%
Percentage of total revenues	18.5%	20.8%		21.0%	21.2%
Wire transaction loss (2014)	—	4,880	(100.0)%	—	4,880	(100.0)%
Percentage of total revenues	—%	5.7%		—%	2.0%
Total operating costs and expenses	$69,216	$61,426	12.7%	$206,200	$172,102	19.8%
Percentage of total revenues	67.1%	71.4%		70.2%	70.0%

Operating income	$11,104	$3,575	210.6%	$19,557	$10,989	78.0%
Operating margin	10.8%	4.2%		6.7%	4.5%
The year-over-year growth in research and development expenses was primarily due to increases in personnel-related costs of $4.8 million and $12.3 million for the three and nine months ended September 30, 2015, respectively, resulting in part from respective average headcount increases of 26% and 23% with regard to those periods. Growth was also driven by increases in consulting and professional fees of $1.1 million and $2.4 million for the three and nine months ended September 30, 2015, respectively, associated with investments to enhance the value of our platform, with particular focus on user experience, data analytics, risk-based monitoring, and mobile health offerings.
The year-over-year growth in sales and marketing expenses was predominantly driven by increases in personnel-related costs of $2.9 million and $10.0 million for the three and nine months ended September 30, 2015, respectively, resulting in part from average headcount increases of 26% and 27% with regard to those periods to expand our global sales organization, particularly in emerging Asian markets. Travel and conference expenses also increased as a result of these initiatives.
The year-over-year growth in general and administrative expenses was largely driven by increases in personnel-related costs of $1.0 million and $3.3 million for the three and nine months ended September 30, 2015, respectively. With regard to the nine months ended September 30, 2015, the increase in general and administrative expenses was also driven by CFO transition costs of $1.9 million, including $1.5 million of stock-based compensation expense. Legal fees increased by $0.5 million and $2.2 million and professional fees increased by $0.6 million and $1.2 million for the three and nine months ended September 30, 2015, respectively, as a result of various litigation matters and the international expansion of our business.
Our total operating costs and expenses for the three and nine months ended September 30, 2014 also include a charge of $4.9 million associated with the previously announced international wire transfer fraud committed against us on September 16, 2014 and the related investigation costs. For further information, see Note 2, “ 2014 Wire Transaction Loss,” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Income Taxes
Provision for income taxes for the three- and nine-month periods ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(amounts in thousands)
Provision for income taxes	$3,127	$30	$3,033	$176
The provision for income taxes increased by $3.1 million and $2.9 million for the three and nine months ended September 30, 2015, respectively, primarily as a result of an increase in pre-tax income subject to tax in the various jurisdictions in which we operate.
The difference between our effective tax rate and the U.S. statutory rate is primarily due to the relative mix of pre-tax income subject to tax in various jurisdictions, non-deductible expenses, investment in U.S. property under Internal Revenue Code Section 956, and U.S. tax incentives. Disqualified dispositions related to stock options and employee stock purchase plan shares are treated as discrete items and can create significant differences between the quarterly and annual effective tax rate.
Our quarterly tax provision and quarterly estimate of the annual effective tax rate are subject to significant variation due to several factors, including variability in accuracy of predictions of pre-tax book and taxable income or loss, the mix of jurisdictions to which they relate, and changes in tax law in the jurisdictions in which we conduct business.
Critical Accounting Estimates
Our condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions about certain items and future events. These estimates inherently involve levels of subjectivity and judgment and may have a material impact on our financial condition or results of operations. Accordingly, actual results could differ from those estimates. Our critical accounting estimates as of September 30, 2015 are the same as those at December 31, 2014, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Also see Note 1, "Summary of Significant Accounting Policies," to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which discusses our critical accounting policies.
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
Liquidity and Capital Resources
We believe that our cash flows from operations, cash and cash equivalents, and highly liquid marketable securities will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for the foreseeable future. Our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors, including any expansion of our business that we may complete. The following table presents selected financial information related to our liquidity and capital resources as of September 30, 2015 and December 31, 2014, and for the nine-month periods ended September 30, 2015 and 2014 (in thousands):

	September 30, 2015	December 31, 2014
Cash, cash equivalents, and marketable securities	$492,923	$456,643
Furniture, fixtures and equipment, net	43,929	38,579
1.00% convertible senior notes, net	249,745	240,886

	Nine months ended September 30,
	2015	2014
Cash provided by operating activities	$56,447	$40,276
Cash used in investing activities	(27,951)	(21,358)
Cash used in financing activities	(4,822)	(14,528)

Cash, Cash Equivalents, and Marketable Securities
For the nine months ended September 30, 2015, cash provided by operating activities of $56.4 million was driven by strong customer collections, partially offset by operating expenditures and cash interest expense on our 1.00% convertible senior notes. Cash used in investing activities of $28.0 million consisted principally of net purchases of marketable securities of $16.5 million and cash payments for capital expenditures of $11.0 million. Cash used in financing activities of $4.8 million resulted primarily from the acquisition of $16.9 million of treasury stock in connection with equity plan participant tax withholdings upon vesting, partially offset by equity plan proceeds of $10.4 million.
For the nine months ended September 30, 2014, cash provided by operating activities of $40.3 million was driven by strong customer collections, partially offset by operating expenditures and cash interest expense on our 1.00% convertible senior notes. Cash used in investing activities of $21.4 million consisted principally of net purchases of marketable securities of $7.7 million and cash payments for capital expenditures of $13.9 million. Cash used in financing activities of $14.5 million resulted primarily from the acquisition of $28.4 million of treasury stock in connection with equity plan participant tax withholdings upon vesting, partially offset by equity plan proceeds of $7.0 million.
Capital Assets
We acquired $12.8 million in capital assets during the nine months ended September 30, 2015, predominantly related to our New York City headquarters and the continued enhancement of the infrastructure and capacity of our Houston, TX data center. Our actual cash payments for capital expenditures during the nine months ended September 30, 2015 were $11.0 million. We expect to acquire approximately $8 to $10 million in additional capital assets during the remainder of 2015.
Debt
In August 2013, we issued $287.5 million of 1.00% convertible senior notes that will mature on August 1, 2018 unless earlier repurchased or converted. Upon conversion, we will deliver to the holders of the Notes either cash, shares of our common stock, or a combination thereof, at our election. If converted, we intend to settle the principal amount of the Notes in cash and any excess conversion value beyond the principal amount in shares of our common stock, cash, or a combination thereof. As of September 30, 2015, the Notes are not convertible and therefore are classified as long term liabilities in our condensed consolidated balance sheet. For further information, see Note 7, “Debt,” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Contractual Obligations, Commitments and Contingencies
During the third quarter of 2015, we entered into operating leases for new office space in Iselin, NJ and San Francisco, CA.
The table below summarizes the aggregate effect that our material contractual obligations as of September 30, 2015 are expected to have on our cash flows in the periods indicated (in thousands):

	Payments Due by Period
	Total	Remainder of 2015	2016 - 2017	2018- 2019	2020 and later
Contractual Obligations:
1.00% convertible senior notes	$287,500	$—	$—	$287,500	$—
Interest payments on convertible senior notes	7,427	—	5,750	1,677	—
Operating lease obligations	118,600	2,985	25,873	27,831	61,911
Total	$413,527	$2,985	$31,623	$317,008	$61,911
Legal Matters
For a discussion of legal matters, refer to Note 12, "Commitments and Contingencies — Legal Matters," to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 3.     Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
We had unrestricted cash and cash equivalents totaling $63.2 million at September 30, 2015. Our cash equivalents are invested principally in money market funds. We also had investments in marketable securities, which we classify as available-for-sale securities, totaling $429.7 million at September 30, 2015. Substantially all of our marketable securities are fixed income securities, which primarily consist of high quality commercial paper and corporate bonds. Due to the short duration, laddered maturities, and high credit ratings of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Exchange Rate Sensitivity
Our three non-U.S. operating subsidiaries are located in the United Kingdom, Japan, and South Korea. The functional currencies for these subsidiaries are the respective local currencies. We have exposure to exchange rate movements that are captured in translation adjustments for these subsidiaries. Such cumulative adjustments are recorded in accumulated other comprehensive income (loss). The estimated potential translation loss for the nine months ended September 30, 2015 resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounted to $1.9 million.
We bill our customers primarily in U.S. dollars. Any billings in foreign currency are billed from Medidata Solutions, Inc., a U.S. entity, and are mainly denominated in Euros, British pounds sterling, Australian dollars, Canadian dollars, and Swiss francs. Our foreign currency denominated costs and expenses are mainly incurred by our three non-U.S. operating subsidiaries. Accordingly, future changes in currency exchange rates will impact our future operating results. For the nine months ended September 30, 2015, 4.9% of our revenues and 12.9% of our expenses were denominated in foreign currencies. Gains and losses arising from transactions denominated in foreign currencies are recorded as foreign currency transaction gains (losses) in general and administrative expenses on our condensed consolidated statements of operations and amounted to $(0.8) million for the nine months ended September 30, 2015.
Inflation
We do not believe that inflation has had a material impact on our business, financial condition, or results of operations.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2015, an evaluation was performed with the participation of our Disclosure Committee and our management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon such evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2015.
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
A summary of our repurchases of shares of our common stock for the three months ended September 30, 2015 is as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs
July 1 – July 31, 2015	4,953	$54.50	—	—
August 1 – August 31, 2015	3,744	$52.75	—	—
September 1 – September 30, 2015	9,087	$45.20	—	—
Total	17,784	$49.38	—	—
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
Rouven Bergmann Chief Financial Officer (Principal Financial and Chief Accounting Officer)
Date: November 4, 2015

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