Form 10-K
period 2015-12-31
Medidata Solutions, Inc.
filed 2016-02-29
CIK 1453814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-K
 _____________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Securities registered under Section 12(g) of the Exchange Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒ Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐ Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $2,998,996,934 based on the closing sale price for the registrant’s common stock on the NASDAQ Global Market on that date of $54.32 per share. For purposes of determining this number, all executive officers and directors of the registrant are considered to be affiliates of the registrant, as well as individual shareholders holding more than 10% of the registrant’s outstanding common stock. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.
As of February 22, 2016, the registrant had 56,361,385 shares of common stock outstanding.
Documents Incorporated by Reference:
Part III of this Annual Report on Form 10-K incorporates by reference certain information that will be set forth in the registrant’s Proxy Statement in connection with the 2016 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2015. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

MEDIDATA SOLUTIONS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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
Item 1. Business
Company Overview
Medidata is a global provider of a platform of cloud-based solutions for life sciences, enabling efficiency and quality throughout clinical development programs, aimed at accelerating processes, enhancing decision-making, minimizing operational risk, saving resources, and enabling transformational trial strategies.
Our customers are pharmaceutical, biotechnology, and medical device companies, academic institutions, contract research organizations ("CROs"), and other organizations engaged in clinical testing. Our global customer base includes over 90% of the top 25 global pharmaceutical companies measured by drug revenue, as well as numerous middle-market life science companies. In 2015, no single customer accounted for 10% or more of our total revenues.
Medidata's platform of advanced technology solutions and data analytics is aimed at enabling efficient and safe development, using secure cloud and hybrid cloud infrastructure to connect and support users over the Internet.
Clients can utilize our entire cloud-based platform or purchase individual solutions or products. We offer our technology on an enterprise or multi-study basis. Clients can also use our solutions on a single-study basis for a limited number of trials or to evaluate them prior to committing to a multi-study arrangement.
Subscription and professional services represent approximately 85% and 15% of our business, respectively. Our business model provides us with a recurring revenue stream that we believe delivers greater revenue visibility than perpetual software licensing models.
Medidata's Approach
Medidata's solutions are designed to address the underlying requirements of clinical development, not only bringing efficiencies to existing processes, but also transforming the enterprise with enhanced productivity and quality. Our platform focuses on increasing efficiency, reducing redundancies, maximizing visibility, and consolidating workflows. We build our solutions to be interoperable with third-party software and data feeds, creating a collaborative ecosystem that broadens the development technology enterprise. This increases the value of legacy, installed systems and new technology such as mobile device applications, and simplifies adoption from competitive systems.
We believe our solutions provide our customers with the following benefits:

•	faster trial results;

•	scalability;

•	improved quality and minimization of risk;

•	enhanced investigator experience;

•	interoperability to support ecosystem; and

•	global connectivity across sponsor and investigator sites.
Our Strategy
Our strategy is to enable our customers to bring their new and enhanced medical treatments to the public quickly, efficiently, and safely by providing a platform that uses innovative technology to automate, streamline, support, and enhance clinical development activities. Key elements of our strategy include:

•
Broaden our footprint with our existing customers. Our strategy of developing technology solutions across the clinical trial process provides additional avenues for growing our business. We will continue to demonstrate the significant efficiencies that our existing customer base can achieve by standardizing end-to-end clinical development processes on our platform and by expanding the use of our solutions. We also intend to drive increased usage by facilitating our customers' use in new trials and converting existing single-study customers into multi-study customers.

•
Build additional innovative solutions, including new analytics and benchmarks, into our platform. We will continue to build new innovative solutions that further transform the clinical development process, and offer them to new and existing clients. We will continue to develop our analytics and benchmark capabilities, creating value for our clients by enhancing decision-making.

•	Launch regular platform enhancements. We will continue to enhance our unified, integrated platform with regular releases, adding new functionality, integrations, and user benefits to our solutions.

•
Expand our global client base. We are expanding our sales, marketing, and services resources in areas around the globe with significant trial activity. We expect clinical technology adoption to continue to increase, resulting in significant growth in spending on technology solutions. Our view is that clinical development is underinvested in technology, and new technologies will expand opportunities by replacing manual and under-automated activities.

•
Increase indirect sales partnership initiatives. We will continue to pursue strategic partnerships with CROs and systems integrators to position our software and analytics solutions as the platform of choice for their outsourced clinical trial management services. Our well-established program of support, training, and certification enables partners to cost-effectively implement our solutions and services in sponsor studies as they provide their other services related to pharmaceutical development.

•
Position the Medidata Clinical Cloud as part of the evolving clinical ecosystem. We are building relationships, supporting partnerships and working with innovative technology and data firms to confirm Medidata as a key player in the evolving clinical ecosystem. Our partnerships provide immediate benefits to our customers by enabling integrated systems and collaborative governance and future benefits by ensuring that our solutions are embedded in the next generation of innovations.

•
Communicate the enterprise-level value we create for our customers. Medidata's technology, metrics, and services are designed to drive value creation for our clients by reducing the overall cost of their research and development commercialization efforts. We have invested in tools and workforce that measure, document, and communicate that value, and have integrated these resources into our market approach and solution development strategy.

Our Cloud-Based Technology
The Medidata Clinical Cloud
The Medidata Clinical Cloud provides a platform of technology and data analytics solutions designed to optimize activities across clinical development. A software-as-a-service ("SaaS") platform, the Medidata Clinical Cloud is fully scalable and expandable. Platform capabilities are offered around the following solution clouds:
Planning Cloud provides capabilities for study design and planning, enabling customers to make the most efficient use of resources through better planning at the start of trial design and protocol development. Specific functionality supports visibility into the impact of protocol elements on resource and trial endpoints; comparisons to specific industry benchmarks and analytics, based on industry-leading databases, to support appropriate grants to investigator sites; and automated negotiations with multiple investigator sites.
Data Capture Cloud is Medidata's industry-leading, fully integrated, robust, and scalable electronic data capture ("EDC") and management system solution, Medidata Rave. It provides a globally-accessible and intuitive user interface to facilitate the capture and cleaning of data from investigator sites, is designed for compliance with regulatory requirements, and supports electronic signatures as well as industry standards. As part of Medidata's platform, it seamlessly links to such tools as randomization, clinical supply tracking, safety system export and site management, including monitoring and payments, reducing activity, time, and risk throughout a trial. Our strong support for industry standards, such as those provided by Clinical Data Interchange Standards Consortium ("CDISC"), provides a foundation for integration with other systems at sponsors, CROs, and technology partners. The Medidata platform can capture and manage data from multiple sources through its unified integrations, standards-based application programming interfaces ("APIs"), and other data feeds, providing one source of usable, comprehensive patient data throughout the trial.
Patient Cloud is designed for direct capture of the voice of the patient in clinical trials. Personal sensors, monitors, and apps offer additional and alternative measurements of activity, behavior, and physiology for more precise and, in some cases, novel insights into drug efficacy and safety. Medidata's mobile health ("mHealth") offerings provide ways for customers to utilize these new measurements in the rigorous scientific, regulatory and technology environment of clinical trials. Medidata Patient Cloud ePRO is a modern application for use on any app-ready iOS or Android device, such as a smart phone or tablet, that captures patient questionnaire and diary assessment inputs that are then immediately available in the Medidata platform.
Study Management Cloud offers capabilities that enable clinical teams to manage, monitor, control, integrate, and report operational and clinical data from patients and sites. These tools provide the foundation for an efficient and quality-driven trial, unified with the data capture and patient capture activities, minimizing redundancies, enhancing decision-making, increasing speed, and reducing operational risk. Specific functions include clinical data management, centralized medical coding, randomization and trial supply management, and safety data monitoring.
Monitoring Cloud offers a robust and comprehensive set of risk-based monitoring tools and services that enable customers to more efficiently assess data quality with risk-based strategies. Comprehensive services and system capabilities allow identification of outlying clinical and operational data, automated site tracking, and EDC-based targeting. Medidata experts can help customers set up, design, and conduct targeted monitoring programs, supported by automated schedules and outputs from the Medidata Clinical Cloud.
Payments Cloud automates the task of tracking and calculating payments to individual sites across clinical trials. Fully unified with Medidata Rave, Payments Cloud is adding capabilities for payments, tax calculations, and other robust functionality in early 2016.
Data and Analytics Cloud has been designed and architected to surface a broad range of embedded operational data across the clinical process, alongside the largest databases of industry-wide analyzable, anonymized information. The Medidata platform provides dashboards, interactive platforms, ad hoc and scheduled reporting, and interactive analytics to enhance customers' contextual decision-making and real-time operational adjustments.
Technology and Support
We have designed our technology to maximize ease of use, flexibility, data visibility, and system scalability to handle high-volume, global trials as well as smaller studies. We deploy our solutions through the use of industry-standard web browsers and mobile devices, service-oriented architectures ("SOA"), three-tiered server architectures, or a web server, a proprietary application server and a database server. End users can access our solutions through any web browser from anywhere in the world without downloading or installing any Medidata-specific software. In addition, our cloud-based solutions feature end-to-end support for Unicode characters, required to deliver multi-lingual studies. We utilize technologies such as firewalls, intrusion detection, and encryption to ensure the privacy and security of our customers’ data, with a dedicated Security Information and Event Management ("SIEM") team monitoring our applications 24/7.
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
Medidata provides world-class delivery services to customers utilizing our products, with state-of-the-art virtualization technologies to optimize the delivery of our cloud-based solutions, manage storage effectively, and maintain quality of service. These virtualization capabilities provide the ability to quickly scale to increased client usage. Medidata manages a hybrid cloud, operating our solutions on a combination of private data center and public cloud. Advanced monitoring services are provided on a 24/7 basis by trained Medidata staff to ensure that usage is delivered in a consistent manner. Advanced backup and storage frameworks are in place, and regionally-diverse data centers and trained engineering teams are utilized to provide for quick reaction time in the event of a disaster.
We have a dedicated global organization to support our customers and applications worldwide. We offer 24/7 support to our customers' investigator sites through multi-lingual help desks located in Iselin, New Jersey; Conshohocken, Pennsylvania; Sofia, Bulgaria; London, United Kingdom; Tokyo, Japan; and Dalian, China.
Professional Services
We offer expert professional services to help life sciences companies realize higher value in their clinical development processes. Our clients vary in their resources, expertise, and preference for developing or deploying their studies on Medidata technology, and we offer flexible, tailored services to support each client's needs.
In order to help clients drive additional costs and inefficiencies out of their business, we offer consulting services to advise them on ways to optimize their clinical development processes from trial concept to conclusion. Our consultants use their extensive clinical expertise to leverage best practices in the use of clinical technologies, streamline and enhance trial processes, and increase clients’ competitiveness in the market. We also leverage Data and Analytics Cloud benchmarks and reports to help clients evaluate their clinical trial performance across the organization and against industry benchmarks.
Our professional services offerings include:

•
Configuration services. We provide implementation of the Medidata Clinical Cloud and our solutions with efficient, scalable study build and configuration, and implementation support. Our methodology leverages both the industry-specific expertise of our employees and the specific capabilities of our platform to simplify, streamline, and expedite the implementation of our solutions.

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

Research and Development
We believe that our future success depends on our ability to continue to enhance and broaden our cloud-based solutions to meet the evolving needs of clinical trial sponsors and other entities engaged in clinical trials. Equally important is our ability to innovate, taking advantage of latest technologies and monitoring trends in healthcare. As of December 31, 2015, we had 420 employees in research and development. Our efforts are focused on developing new, complementary software solutions, as well as enhancing our existing solutions. Our research and development department includes a product management team that works with both internal and customer experts to create new features and functionality, a team of software project managers, and a technical documentation team, as well as product engineering and software quality assurance functions. We also have a dedicated team building integration software and APIs on top of our platform. While the bulk of research and development focuses on commercial products, we pride ourselves in maintaining a team devoted to research, and we encourage all developers to take part in our Innovation Time program, supporting and rewarding creativity.
When developing our technical solutions to manage clinical data, industry regulatory requirements also dictate that substantial documentation be created to demonstrate data integrity in the solutions, and that our systems perform repeatedly, reliably, and in accordance with the system requirements. This process is known in the industry as validation, and our deliverable is a software validation package. Our software development lifecycle practices, which are part of a required quality system, include streamlined methodologies for generating and maintaining validation packages during the software release process. For those products that allow customers to upgrade at their discretion, these methodologies include a validated path for upgrading existing installations and data. The robustness of the validation process and associated validation deliverables enable our customers to upgrade with confidence and stay on current technology. This allows Medidata to minimize the number of legacy releases that require maintenance and support. The majority of our cloud components are upgraded automatically, meaning that Medidata only has a single version of the software to maintain, and customers always access the latest, improved product. For products which are upgraded automatically, customers receive access to a fully tested software product prior to its official release into production as a fully validated product.
We incurred $92.3 million, $71.8 million, and $51.2 million in research and development expenses for the years ended December 31, 2015, 2014, and 2013, respectively. Research and development expenses comprised 23.5%, 21.4%, and 18.5% of revenue in 2015, 2014, and 2013, respectively.
Sales and Marketing
We market and sell our cloud-based solutions through a direct sales force and through relationships with CROs and other strategic partners. Our marketing efforts focus on increasing awareness, consideration, and preference for our cloud-based solutions and professional services and generating qualified sales leads. As of December 31, 2015, we had 287 employees in sales and marketing.
Our sales force operates globally with a focus on North America, Europe, and Asia. The team is organized by both region and focus area and includes business consultants and sales operations support. Sales through this direct channel currently represent the largest source of our total revenues.
Many sponsors of clinical trials outsource some or all of their clinical research activities as a means of expanding capacity, controlling costs, and focusing on core strengths. Our CRO relationships help position our solutions as the core platform for their outsourced services. Through our Medidata Partner Program, we partner with CROs to deliver our clinical trial technology along with the CRO’s monitoring, project management, data management, and other expertise. We train, certify, and support our CRO and other clinical services partners on our solutions, which enable our partners to quickly and cost-effectively implement our technology in sponsors’ studies.
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
Customers
We are committed to developing long-term, partnering relationships with our customers located worldwide and working closely with customers to enable them to make optimal use of our systems for their development portfolios. Our customers include pharmaceutical, biotechnology, medical device and diagnostics companies, institutions (which include academic research centers, government, and other non-profit organizations), CROs, and other entities engaged in conducting and/or sponsoring clinical trials. We work with large global pharmaceutical companies with worldwide footprints and clinical trials in multiple locations, as well as with start-up and mid-sized specialty, biotechnology, pharmaceutical, and medical device and diagnostic companies. We also work with government agencies that conduct or support the conduct of clinical trials.
We generate revenues from sales to new customers as well as sales and renewals from our existing customers. Our global direct sales organization represents our primary source of sales, with additional sales generated through our CRO relationships. As of December 31, 2015, we had 611 customers, including over 90% of the top 25 global pharmaceutical companies measured by drug revenue.
Our five largest customers accounted for 24%, 26%, and 29% of our revenues in 2015, 2014, and 2013, respectively. In 2015, 2014 and 2013, no single customer accounted for 10% or more of our total revenues. At December 31, 2015, one customer comprised 18% of our accounts receivable; the substantial majority of that customer's year-end balance had been collected by the end of February 2016. No single customer comprised 10% or more of total accounts receivable at December 31, 2014.
We sell our solutions and provide services globally. Approximately 24%, 26%, and 29% of our revenues in each of the years ended December 31, 2015, 2014, and 2013, respectively, were derived from international operations. A summary of our domestic and international revenues and long-term assets is set forth in Note 1, “Summary of Significant Accounting Policies—Segment and Geographic Information,” to our consolidated financial statements, which are included in Item 15 of this Annual Report on Form 10-K.
Backlog
Our subscription backlog relates to our cloud-based offerings, representing the future contract value of outstanding multi-study and single-study arrangements, billed and unbilled, to be recognized in the current year. Backlog does not include expected intra-year renewals or other adjustments. For this reason, subscription backlog at the beginning of any period is not necessarily indicative of long-term future performance. As of January 1, 2016 and 2015, we had full-year subscription backlog of approximately $296 million and $251 million, respectively. Our presentation of backlog may differ from that of other companies in our industry.
Competition
The market for clinical trial solutions is highly competitive and rapidly evolving. It is subject to changing technology, shifting customer needs, changes in laws and regulations, and frequent introductions of new products and services. We compete with firms such as Oracle, Parexel Informatics and others offering products and services that compete with one or more of our solutions.
We compete on the basis of several factors, including the following:

•	innovation, breadth and depth of solution offerings;

•	platform capabilities and solution functionality and features, including analytics;

•	scalability and upgrade pathways and support;

•	speed, performance, and ease of use of our solutions;

•	product reliability and infrastructure accessibility and security;

•	regulatory compliance;

•	breadth and strength of partnerships;

•	interoperability;

•	financial stability;

•	depth of expertise and quality of our global professional services and customer support; and

•	sales and marketing capabilities, including the ability to create and communicate operational value.
Although some of our competitors and potential competitors have greater name recognition, longer operating histories, more product offerings, and greater financial, technological, and other resources than we do, we believe that we compete favorably with our competitors on the basis of these factors.
Intellectual Property
Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing the proprietary rights of others. We rely upon a combination of trademark, trade secret, copyright, patent and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring our employees and consultants to enter into confidentiality, non-competition and assignment of inventions agreements. We have registered trademarks and service marks in the United States ("U.S.") and abroad, and filed applications for the registration of additional trademarks and service marks. Our principal trademarks are “Medidata,” "Medidata Solutions," "Medidata Clinical Cloud," "Medidata

Patient Cloud," “Medidata CRO Contractor,” “Medidata Designer,” “Medidata Grants Manager,” “Medidata Rave,” "Medidata Balance," "Medidata Coder," and "Medidata Insights." We also hold several domain names, including the domain names “mdsol.com” and “medidatasolutions.com.” As of December 31, 2015, we hold 17 patents and have 17 published patent applications outstanding with the U.S. Patent and Trademark Office ("PTO"), as well as certain corresponding foreign patents and/or patent applications.
The legal protections described above afford only limited protection for our technology. Due to rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product and service developments, and enhancements to existing products and services are more important than the various legal protections of our technology to establishing and maintaining a technology leadership position.
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
The use of software during the clinical trial process must adhere to the regulations and regulatory guidance known as Good Clinical Practices ("GCPs"), other various codified practices such as the Consolidated Guidance for Industry from the International Conference on Harmonisation Regarding Good Clinical Practices for Europe, Japan, and the U.S., and other guidance documents. In addition to these regulations and regulatory guidance, the FDA and regulatory authorities from other countries have developed regulations and regulatory guidance concerning electronic records and electronic signatures. In the U.S., this includes Title 21 Code of Federal Register ("CFR") Part 11, Electronic Records; Electronic Signatures, which is further interpreted for clinical trials in a guidance document titled FDA Computerized Systems Used in Clinical Investigations—Guidance for Industry. In general, regulatory guidance stipulates that computerized systems used to capture or manage clinical trial data must meet certain standards for attributability, accuracy, retrievability, traceability, inspectability, validity, security, and dependability. If we or our customers violate the GCPs or other regulatory requirements, both parties run the risk that the violation will result in a regulatory citation, the suspension of the clinical trial, investigator disqualification or debarment, the rejection or withdrawal of a product marketing application, criminal prosecution, or civil penalties. Such risks not only impact our customers, but could also have a material adverse effect on our business, results of operations, or financial condition.
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

In addition to complying with the privacy laws in the U.S., many foreign governments have data privacy and data protection laws that include additional protections for customer end-user information and for sensitive patient information, such as confidential medical records. Because our services are available to customers in many foreign countries, we must provide our services in a manner that supports our customers’ compliance obligations. Foreign government data protection laws and regulations include the European Union’s Data Protection Directive ("95/46/EC") and European country-specific laws and regulations that implement that Directive.

Employees
As of December 31, 2015, we had a total of 1,254 employees, of which 432 were employed at our headquarters in New York, 535 at other locations in the U.S., 165 in the United Kingdom, and 122 in the Asia Pacific region. As of December 31, 2015, we had 353 employees in customer services and support, 31 employees in data operations, 420 employees in research and development, 287 employees in sales and marketing, and 163 employees in administration and executive management. We also retain additional outside contractors from time to time to supplement our services and research and development staff on an as-needed basis. As of December 31, 2015, we had 233 independent contractors, the majority of which have been engaged in connection with help desk and customer service functions. None of our employees are covered by a collective bargaining agreement. We consider our relationships with our employees to be good.
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
Our top five customers accounted for approximately 24%, 26%, and 29% of our revenues in 2015, 2014, and 2013, respectively. In 2015, 2014, and 2013, no single customer accounted for 10% or more of our total revenues. The loss of any of our major customers could have a material adverse effect on our results of operations and financial condition. We may not be able to maintain our customer relationships, and our customers may delay payment under, or fail to renew, their agreements with us, which could adversely affect our business, results of operations or financial condition. Any reduction in the amount of revenues that we derive from these customers, without an offsetting increase in new sales to other customers, could have a material adverse effect on our operating results. A significant change in the liquidity or financial position of our customers could also have a material adverse effect on the collectability of our accounts receivable, our liquidity and our future operating results.
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
As our focus turns to selling additional cloud-based solutions and services to enterprise customers, our sales cycle may become more time-consuming and expensive and less predictable, and implementation challenges may arise, any of which could harm our business and operating results.
Our future success depends in part on our ability to sell additional cloud-based solutions and services to our current customers. This may also require increasingly sophisticated and costly sales efforts that are targeted at senior management. Similarly, the rate at which our customers purchase new or enhanced services depends on a number of factors. If our efforts to upsell to our customers are not successful and negative reaction occurs, our growth prospects may suffer.
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
Our business relies on the secure electronic transmission, storage, and hosting of sensitive information, including clinical data, financial information, and other sensitive information relating to our customers, company, and workforce. We anticipate collecting more such information directly from patients as part of our Patient Cloud and mHealth initiatives, including via mobile devices and related systems provided by third parties. As a result, we face some risk of a deliberate or unintentional incident involving unauthorized access to our computer systems (including, among other methods, cyber attacks or social engineering) that could result in misappropriation or loss of assets or sensitive information, data corruption, or other disruption of business operations. In light of this risk, we have devoted significant resources to protecting and maintaining the confidentiality of our information, including implementing security and privacy programs and controls, training our workforce, and implementing new technology. We have no guarantee that these programs and controls will be adequate to prevent all possible security threats. We believe that any compromise of our electronic systems, including the unauthorized access, use, or disclosure of sensitive information or a significant disruption of our computing assets and networks, would adversely affect our reputation and our ability to fulfill contractual obligations, and would require us to devote significant financial and other resources to mitigate such problems, and could increase our future cyber security costs. Moreover, unauthorized access, use, or disclosure of such sensitive information could result in contractual or other liability. In addition, any real or perceived compromise of our security or disclosure of sensitive information may result in lost revenues by deterring customers from using or purchasing our products and services in the future or prompting them to use competing service providers.

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
Data protection laws and regulations are evolving and may be burdensome for us and our customers.
Our customers can use our platform to collect, process and transfer personal, personally identifying, and/or sensitive information, such as clinical information. Laws and regulations related to our services by Federal, state and foreign governments are increasing and in some cases are rapidly developing. Such laws and regulations include 95/46/EC and European country-specific laws and regulations that implement that Directive, as well as the October 6, 2015 European Court of Justice opinion in Case C-362/14 that deemed the U.S.-EU Safe Harbor Framework as no longer a valid method for the transfer of personal information from the European Economic Area ("EEA") to the U.S. Because the ultimate success of the new “EU-U.S. Privacy Shield” framework for transatlantic data flows recently announced by the European Commission and the U.S. to replace the Safe Harbor framework is uncertain, we continue to offer other alternative methods to our customers to enable a valid basis for the transfer of their clinical information from the EEA to the U.S. There is no assurance that these methods will ultimately be upheld or that we will be able to meet all eventual requirements for the transfer of personal information from the EEA to the U.S. without incurring substantial expense (or at all).
Laws and regulations concerning the collection, processing and transfer of personal information could reduce demand for our services, restrict our customers’ ability to adapt or use our services in some locations or globally, increase the cost of compliance for us and/or our customers, provide exposure to fines or penalties for non-compliance, and impact the pace at which we close sales transactions. Any of these factors could harm our business.
Defects or errors in our cloud-based solutions that significantly impact our customers could harm our reputation, result in significant cost to us and impair our ability to market our solutions.
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
As part of our current business model, we store and manage hundreds of terabytes of data for our customers, resulting in substantial information technology infrastructure and ongoing technological challenges, which we expect to continue to increase over time. If we do not reliably meet these data storage and management requirements, or if we experience any failure or interruption in the delivery of our services over the Internet, customer satisfaction and our reputation could be harmed, leading to reduced revenues and increased expenses. The services we provide to customers are subject to service level agreements and, in the event that we fail to meet guaranteed service or performance levels, we could be subject to issuance of customer credits or termination of these customer contracts. If the cost of meeting these data storage and management requirements increases, our results of operations could be harmed.
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
Our revenues derived from international operations are subject to risks that could have an adverse effect on our results of operations.
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

•
data privacy laws and regulations which restrict the collection by our clients, processing or transfer into the U.S. of customer personal information or that require customer information to be collected or processed in a designated territory;

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
We rely in part on third parties for our help desk support and technology partnerships, and our business may suffer if these relationships do not continue.
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
We rely on third-party SaaS vendors in connection with numerous critical functions of our business, which presents risks that, if realized, could adversely affect our business operations and financial results.
We currently rely on third-party SaaS vendors in connection with many critical functions of our business, including enterprise resource planning services, customer relationship management services, enterprise cloud applications for human resources, and electronic communication services. Further, some of our cloud-based solutions are hosted by Amazon Web Services. If any of these services fail or become unavailable due to extended outages or interruptions, or the security of our data stored with the vendors is compromised, or our own access to our data stored with the vendors is restricted or terminated, or the cloud-based services we use are no longer available on commercially reasonable terms or prices, our revenue could be reduced, our reputation could be damaged, expenses could increase, our ability to manage our finances, sales opportunities and workforce could be interrupted and our processes for delivering services and supporting our customers could be impaired until equivalent services are identified, obtained and implemented, all of which could adversely affect our business.
We have been, and may continue to be, subject to claims that we or our technologies infringe upon the intellectual property or other proprietary rights of a third party. Any such claims may require us to incur significant costs, to enter into royalty or licensing agreements, or to develop or license substitute technology.
We have been, and may in the future be, subject to claims that our technologies infringe upon the intellectual property or other proprietary rights of a third party. For example, in December 2011 we settled a lawsuit filed against us by Datasci LLC. In addition, in January 2016, we settled a separate lawsuit filed against us by DataTrak International, Inc. ("DataTrak") after its patent was held invalid in November 2015. See Note 15, “Commitments and Contingencies—Legal Matters,” to the consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.
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
Our success is heavily dependent upon our intellectual property and other proprietary rights. We rely upon a combination of trademark, trade secret, copyright, patent and unfair competition laws, as well as license and access agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring certain of our employees and consultants to enter into confidentiality, non-competition and assignment of inventions agreements. The steps we take to protect these rights may not be adequate to prevent misappropriation of our technology by third parties, or may not be adequate under the laws of some foreign countries, which may not protect our intellectual property rights to the same extent as do the laws of the U.S.

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
We are from time to time subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes and employment claims made by our current or former employees. From time to time, third parties have asserted and may in the future assert intellectual property rights to technologies that are important to our business and have demanded and may in the future demand that we license their technology. For example, in March 2011, we were named in a complaint for patent infringement filed by DataTrak, and in January 2016 we settled the lawsuit after DataTrak's patent was held invalid in November 2015. See Note 15, “Commitments and Contingencies—Legal Matters,” to the consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for full descriptions. Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, overall financial condition and operating results. Insurance may not cover such claims, may not be sufficient for one or more such claims, and may not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, negatively affecting our business, results of operations, and financial condition.
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
CRO partners generate a significant portion of our sales.
We face ongoing business risks due to our partial reliance on our CRO partners to generate sales. We rely on our CRO partners for a significant portion of our revenue. These partners have considerable discretion in electing whether to utilize our solutions for their outsourced clinical trial management services. Should our relationships with our CRO partners or the effectiveness of our CRO partners decline, we face the risk of declining demand for our services, which would affect our revenue and results of operations. In addition, any disruptions of our CRO partners' operations, such as a decline in their sales or competitive position, could have an adverse impact on our business.
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
The clinical trial process is subject to extensive and strict regulation by the U.S. FDA and other regulatory authorities worldwide. Our cloud-based solutions and services are also subject to state, federal, and foreign regulations. Demand for our solutions is largely a function of such government regulation, which is generally increasing at the state and federal levels in the U.S. and elsewhere, and subject to change at any time. Changes in the level of regulation, including a relaxation in regulatory requirements or the introduction of simplified drug approval procedures, could have a material adverse effect on the demand for our solutions. Proposals to place caps on drug prices could limit the profitability of existing or planned drug development programs, making investment in new drugs and therapies less attractive to pharmaceutical companies. Similarly, the requirements in the U.S., the European Union, the Asia Pacific region, and elsewhere to create a detailed registry of all clinical trials could have an impact on customers’ willingness to perform certain clinical studies. In addition, the uncertainty surrounding the possible adoption and impact on health care of any GCP reforms could cause our customers to delay planned research and development until some of these uncertainties are resolved.
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

Risks Related to Our Common Stock
The price of our common stock may fluctuate significantly, and investors could see their investments decline in value.
Shares of our common stock were sold in our initial public offering ("IPO") in June 2009 at a price of $7.00 per share (on a post-split basis), and our common stock has subsequently traded as high as $68.21 and as low as $6.68 from our IPO through December 31, 2015. However, an active, liquid, and orderly market for our common stock on The NASDAQ Stock Market or otherwise may not be sustained, which could depress the trading price of our common stock. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including

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
Provisions of Delaware law and our fifth amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change in control of our company or deterring tender offers for our common stock that other stockholders may consider in their best interests.
Our fifth amended and restated certificate of incorporation authorizes us to issue up to 5,000,000 shares of preferred stock in one or more different series with terms to be fixed by our board of directors. Stockholder approval is not necessary to issue preferred stock in this manner. Issuance of these shares of preferred stock could have the effect of making it more difficult and more expensive for a person or group to acquire control of us, and could effectively be used as an anti-takeover device. Currently there are no shares of our preferred stock issued or outstanding.
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
Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
Our corporate headquarters and other material leased real property as of December 31, 2015 are shown in the following table. We do not own any real property.

Location	Use	Size	Expiration of Lease
New York, New York	Corporate headquarters	137,535 square feet	April 2024
Iselin, New Jersey	Office space	50,648 square feet	June 2026
Edison, New Jersey	Office space	24,236 square feet	January 2016 (1)
Hammersmith, United Kingdom	Office space	23,066 square feet	November 2022
San Francisco, California	Office space	14,015 square feet	February 2023
Tokyo, Japan	Office space	12,338 square feet	October 2023
Houston, Texas	Data center and office space	11,367 square feet	December 2020
Conshohocken, Pennsylvania	Office space	10,297 square feet	June 2016
Ross, California	Office space	3,866 square feet	January 2016 (2)
Seoul, South Korea	Office space	699 square feet	February 2017
(1) Lease for our office space in Edison, NJ was extended one month to facilitate the transition to our new office space in Iselin, NJ.
(2) Lease for our office space in Ross, CA was extended one month to facilitate the transition to our new office space in San Francisco, CA.
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
The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by The NASDAQ Global Market:

	2015		2014
	High	Low	High	Low
Fourth Quarter	$50.78	$35.81	$48.47	$37.01
Third Quarter	61.31	40.28	50.75	38.32
Second Quarter	58.97	45.86	58.61	32.10
First Quarter	50.73	40.80	68.21	49.72
Holders
On February 22, 2016, we had approximately 76 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include the many additional beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, New York 11219.
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
A summary of our repurchases of shares of our common stock for the three months ended December 31, 2015 is as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs
October 1 – October 31, 2015	13,071	$40.34	—	—
November 1 – November 30, 2015	1,260	44.21	—	—
December 1 – December 31, 2015	773,954	49.28	—	—
Total	788,285	$49.12	—	—
 (1) Represents the number of shares acquired as payment by employees of applicable statutory minimum withholding taxes owed upon vesting of restricted stock awards or performance-based restricted stock units granted under our 2009 Plan.

Stock Performance Graph
The following graph sets forth the total cumulative stockholder return on our common stock for the last five fiscal years as compared to the NASDAQ Composite Index and the NASDAQ Computer Index over the same period. This graph assumes a $100 investment in our common stock at $11.94, which was the adjusted closing market price per share on December 31, 2010. The comparison in the graphs below are based upon historical stock performance and not indicative of, nor intended to forecast, future performance of our common stock.

Item 6. Selected Financial Data
Our selected consolidated financial information presented for each of the years ended December 31, 2015, 2014, and 2013 and as of December 31, 2015 and 2014 was derived from our audited consolidated financial statements, which are included in Item 15 of this Annual Report on Form 10-K. Our selected financial information presented for each of the years ended December 31, 2012 and 2011 and as of December 31, 2013, 2012, and 2011 was derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K.
The information contained in this table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and accompanying notes thereto included elsewhere in this Annual Report on Form 10-K.
Consolidated Statement of Operations Data

	Year ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share amounts)
Revenues:
Subscription	$336,195	$280,041	$227,921	$171,647	$144,436
Professional services	56,311	55,030	48,928	46,700	40,023
Total revenues (1)	392,506	335,071	276,849	218,347	184,459
Costs of revenues:
Subscription	47,795	45,576	37,053	32,600	28,408
Professional services	41,993	39,344	32,856	30,062	24,423
Total cost of revenues	89,788	84,920	69,909	62,662	52,831
Gross profit	302,718	250,151	206,940	155,685	131,628
Operating costs and expenses:
Research and development	92,319	71,757	51,202	42,276	29,568
Sales and marketing	103,153	83,435	66,337	47,739	36,147
General and administrative	78,014	69,111	65,513	37,777	37,056
2014 wire transaction loss (2)	—	5,784	—	—	—
Litigation settlement (3)	—	—	—	—	6,300
Total operating costs and expenses	273,486	230,087	183,052	127,792	109,071
Operating income	29,232	20,064	23,888	27,893	22,557
Interest and other (expense) income, net	(13,457)	(13,550)	(5,506)	176	408
Income before income taxes	15,775	6,514	18,382	28,069	22,965
Provision for income taxes (4)	2,608	422	1,721	10,049	(16,433)
Net income	$13,167	$6,092	$16,661	$18,020	$39,398
Earnings per share (5):
Basic	$0.25	$0.12	$0.33	$0.37	$0.83
Diluted	$0.23	$0.11	$0.31	$0.35	$0.80
Weighted-average common shares outstanding (5):
Basic	53,717	52,561	51,060	49,092	47,292
Diluted	56,540	55,247	54,118	50,938	49,314

Stock-based compensation expense and depreciation and amortization of intangible assets included in cost of revenues and operating costs and expenses are as follows:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Stock-based compensation expense
Cost of revenues	$5,040	$4,313	$3,149	$1,751	$1,263
Research and development	7,907	4,085	2,397	1,049	745
Sales and marketing	9,171	7,450	8,859	2,871	2,014
General and administrative	26,869	22,105	21,738	5,243	4,798
Total stock-based compensation	$48,987	$37,953	$36,143	$10,914	$8,820
Depreciation
Cost of revenues	$5,585	$5,275	$3,975	$4,280	$4,371
Research and development	2,188	2,302	1,289	944	966
Sales and marketing	1,440	849	339	603	329
General and administrative	973	1,381	529	315	562
Total depreciation	10,186	9,807	6,132	6,142	6,228
Amortization of intangible assets
Cost of revenues	517	499	589	1,276	1,088
Sales and marketing	119	129	215	516	501
Total amortization of intangible assets	636	628	804	1,792	1,589
Total depreciation and amortization of intangible assets	$10,822	$10,435	$6,936	$7,934	$7,817
Consolidated Balance Sheet Data

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Cash and cash equivalents	$49,562	$39,517	$22,328	$32,683	$45,214
Total marketable securities (6)	429,167	417,126	413,997	89,871	62,463
Total current assets	383,201	357,852	304,545	182,701	147,666
Restricted cash (7)	5,755	5,118	5,344	388	388
Total assets	687,481	622,217	573,353	224,631	189,835
Total deferred revenue (1)	78,575	64,264	54,058	54,671	63,262
Total capital lease obligations	—	46	80	155	250
Total long-term debt (6)	252,788	240,886	229,705	—	—
Stockholders’ equity (6)	284,156	264,699	225,813	142,091	104,117

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

(2)
Operating costs and expenses for the year ended December 31, 2014 include a pre-tax charge of $5.8 million associated with an international wire transfer fraud committed against us during September 2014 and the related investigation costs. See Note 2, "2014 Wire Transaction Loss," to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for more information.

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

(5)
Basic and diluted earnings per share amounts and basic and diluted weighted-average common shares outstanding for 2012 and 2011 have been adjusted to reflect a two-for-one stock split effected in the form of a stock dividend in December 2013.

(6)
In August 2013, we issued $287.5 million of 1.00% convertible senior notes which will mature on August 1, 2018 unless earlier repurchased or converted. In accounting for the issuance, we separated the notes into their liability and equity components. As of December 31, 2015, the notes are not convertible and the liability portion thereof has been recorded, net of discount, as long-term liabilities in our consolidated financial statements. Proceeds from this issuance have been invested into high quality marketable securities. See Note 9, "Debt," to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for more information regarding the convertible senior notes.

(7)
Our restricted cash represents deposits made to fully collateralize certain standby letters of credit in connection with office lease arrangements. The majority of our outstanding letters of credit was previously collateralized in part with a revolving line of credit that matured on September 30, 2013. Subsequently our outstanding letters of credit have been fully collateralized with our restricted cash.

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
Overview
We are the leading global provider of cloud-based solutions for life sciences, transforming clinical development through our applications and data analytics. Our platform technology brings new levels of productivity and quality to the clinical testing of promising medical treatments, from study design and planning through execution, management, payments, and reporting. We are committed to powering smarter treatments and healthier people while advancing the competitive and scientific goals of our customers, which include over 90% of the top 25 global pharmaceutical companies measured by revenue.
Highlights
2015
Total revenue increased 17.1% to $392.5 million, while we increased our spending on research and development as a percentage of revenue by 2.1 percentage points and increased our sales and marketing spending as a percentage of revenue by 1.4 percentage points.
Operating income was $29.2 million, up 46% compared with $20.1 million in 2014.
Net income was $13.2 million, or $0.23 per diluted share, up 116% compared with $6.1 million, or $0.11 per diluted share, in 2014.
We closed a record two enterprise platform deals in the fourth quarter: Celgene and Boehringer Ingelheim, reflecting our growing traction and success in the marketplace.
We added a record 201 new clients in 2015, an increase of 52% over 2014, to end the year with 611 clients.
67% of clients had committed to multiple products at the end of 2015, up from 58% at the end of 2014.
Billings were $423 million for 2015, up 19% year over year.
Subscription backlog grew to a record $296 million as of December 31, 2015, up 18% compared with $251 million at the end of 2014.

2014
Revenue grew 21%, while we increased our spending on research and development as a percentage of revenue by 2.9 percentage points and increased our sales and marketing spending as a percentage of revenue by 0.9 percentage points.
Our general and administrative spending as a percentage of revenue decreased 2.9 percentage points as we continued to drive efficiency and leverage for future growth.

Our revenue growth and general and administrative productivity allowed us to earn over $20 million of operating income despite the aforementioned investments in research and development and sales and marketing, and despite a $5.8 million loss due to the wire transfer fraud perpetrated against us during the third quarter.
Net income was $6.1 million, representing a decline from 2013 primarily due to interest expense associated with the convertible debt we issued in August of 2013.
Results of Operations
Revenues
Our revenues are derived from subscription and professional services.
Our subscription revenues are comprised of fees from clients accessing our cloud-based solutions. Subscriptions to our cloud-based solutions are provided through multi-study arrangements, which allow customers to manage up to a predetermined number of clinical trials for a term generally ranging from one to five years, and single-study arrangements that allow customers to use our solutions for an individual study and/or to evaluate our products prior to committing to multi-study arrangements. Many of our customers have migrated from single-study arrangements to multi-study arrangements, which represent the majority of our subscription revenues. We recognize revenues from subscriptions ratably over the terms of these arrangements. A majority of our subscription revenues in each period are generated from arrangements initiated during prior periods. Consequently, an increase or decrease in new subscription arrangements in a particular period may not significantly affect our results of operations in that period.
We recognize revenues from subscriptions ratably over the terms of these arrangements. A majority of our subscription revenues in each period are generated from arrangements initiated during prior periods. Consequently, an increase or decrease in new subscription arrangements in a particular period may not significantly affect our results of operations in that period.
Professional services revenue is derived from the provision of professional services that help life sciences companies realize higher value in their clinical development processes. Our professional services provide our customers with reliable, repeatable, and cost-effective implementation and training in the use of our cloud-based solutions. We also offer consulting services to advise customers on ways to optimize their clinical development process from trial concept to conclusion. Over the long term, we expect professional services revenues to decline slightly as a percentage of total revenues as our knowledge transfer efforts result in customers and partners becoming more adept at the management and configuration of our technology for their clinical trials.
Revenues for 2015, 2014, and 2013 were as follows:

	2015	Change	2014	Change	2013
Revenues:	(amounts in thousands except percentages)
Subscription	$336,195	20.1%	$280,041	22.9%	$227,921
Percentage of total revenues	85.7%		83.6%		82.3%
Professional services	56,311	2.3%	55,030	12.5%	48,928
Percentage of total revenues	14.3%		16.4%		17.7%
Total revenues	$392,506	17.1%	$335,071	21.0%	$276,849
In 2015 and 2014, year-over-year growth in subscription revenues was largely the result of increased sales to our existing large and midmarket customers, both from renewals and from adoption of additional solutions from our technology platform, such as our offerings for coding, randomization, trial supply management, and risk-based monitoring. As of December 31, 2015 and 2014, 67% and 58% of customers, respectively, were using multiple solutions from our platform. Sales to new customers also contributed to the growth in subscription revenue in both years, comprising 11% and 8% of the total increase in subscription revenues in 2015 and 2014, respectively. We added 132 new customers in 2014 and 201 new customers in 2015 to reach a total of 611 clients as of December 31, 2015. At the end of 2015 and 2014, we had subscription backlog of approximately $296 million and $251 million, respectively, representing the future contract value of outstanding arrangements, billed and unbilled, to be recognized in 2016 and 2015, respectively.
Year-over-year growth in professional services revenues in 2015 and 2014 resulted from increased demand from new and existing customers for implementation and other professional services.
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

Cost of revenues for 2015, 2014, and 2013 was as follows:

	2015	Change	2014	Change	2013
Cost of revenues:	(amounts in thousands except percentages)
Subscription	$47,795	4.9%	$45,576	23.0%	$37,053
Percentage of total revenues	12.2%		13.6%		13.4%
Professional services	41,993	6.7%	39,344	19.7%	32,856
Percentage of total revenues	10.7%		11.7%		11.9%
Total cost of revenues	$89,788	5.7%	$84,920	21.5%	$69,909
Percentage of total revenues	22.9%		25.3%		25.3%

Gross profit	$302,718	21.0%	$250,151	20.9%	$206,940
Gross margin	77.1%		74.7%		74.7%

Subscription margin	85.8%		83.7%		83.7%
Professional services margin	25.4%		28.5%		32.8%
In 2015 and 2014, the year-over-year growth in cost of subscription revenues was primarily due to higher third-party cloud hosting costs resulting from increased platform activity, as well as increased expenses associated with other software-related contracts with outside vendors, offset by an estimate of sales tax refunds due to us related to exempt asset purchases. Both periods were affected by certain platform enhancements, such as increased monitoring of the availability and uptime of our infrastructure and end-user monitoring to better understand performance of our platform. Additionally, personnel-related costs contributed to the growth in cost of subscription revenues as a result of the headcount increases required to support our business growth.
The year-over-year growth in cost of professional services revenues was largely due to the increase in personnel-related costs associated with our headcount additions in response to increased customer demand and expanding skill requirements for professional services. In addition, cost of professional services revenues was also impacted by higher travel costs.
Overall gross margin increased from 74.7% in 2013 and 2014 to 77.1% in 2015, driven by the significant growth in our higher margin subscription revenues, partially offset by decreased professional services margins resulting from continued workforce and other investments to enhance our strategic services offerings.
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
During 2015, we adopted the United Kingdom Research and Development Expenditure Credit ("RDEC") for qualifying expenses incurred since April 2013. The credits are grants from the United Kingdom government to promote research and development activities within the United Kingdom and are recognized against the underlying research and development expenses.
Sales and Marketing. Sales and marketing expenses consist primarily of personnel and related expenses for our sales and marketing staff, including salaries, benefits, bonuses, and stock-based compensation, as well as commissions, travel costs, marketing and promotional events, corporate communications, advertising, other brand building and product marketing expenses, and allocated overhead. Our sales and marketing expenses have increased primarily due to our ongoing investments in customer acquisition and other activities to build brand awareness. We expect sales and marketing expenses to continue to increase in absolute terms. Over the long term, we believe that sales and marketing expenses as a percentage of total revenues will decrease.
General and Administrative. General and administrative expenses consist primarily of personnel and related expenses for executive, legal, finance, and human resource departments, including salaries, benefits, bonuses, and stock-based compensation, as well as professional fees, insurance premiums, allocated overhead, and other corporate expenses. On an ongoing basis, we expect general and administrative expenses to increase modestly in absolute terms due to continued investment in our infrastructure to support our continued growth. We expect that general and administrative expenses as a percentage of total revenues will continue to decrease.

Operating costs and expenses for 2015, 2014, and 2013 were as follows:

	2015	Change	2014	Change	2013
Operating costs and expenses:	(amounts in thousands except percentages)
Research and development	$92,319	28.7%	$71,757	40.1%	$51,202
Percentage of total revenues	23.5%		21.4%		18.5%
Sales and marketing	103,153	23.6%	83,435	25.8%	66,337
Percentage of total revenues	26.3%		24.9%		24.0%
General and administrative	78,014	12.9%	69,111	5.5%	65,513
Percentage of total revenues	19.9%		20.7%		23.6%
Wire transaction loss	—	100.0%	5,784	100.0%	—
Percentage of total revenues	—%		1.7%		—%
Total operating costs and expenses	$273,486	18.9%	$230,087	25.7%	$183,052
Percentage of total revenues	69.7%		68.7%		66.1%

Operating income	$29,232	45.7%	$20,064	(16.0)%	$23,888
Operating margin	7.4%		6.0%		8.6%
The growth in research and development expenses in 2015 and 2014 was primarily due to personnel-related costs associated with higher headcount in support of our growth. We have made continued and increasing investments in new products and services, such as mobile and patient data capture, and in strategic initiatives such as expansion into emerging markets and extended use of analytics across the entire platform. While headcount increased only 21% in 2015 and 18% in 2014, personnel-related costs drove the majority of the year-over-year increases in spending as a result of our hiring of highly skilled engineering talent, as well as increased bonuses and stock-based compensation. In addition, research and development expenses for 2015 were also impacted by our growing use of specialized contractors. Higher rent and facilities-related costs associated with our New York City headquarters also contributed to the increase in research and development expenses, particularly in 2014.
The growth in sales and marketing expenses in 2015 and 2014 was largely driven by personnel-related costs associated with headcount increases to expand our global sales organization and partner team. Sales and marketing headcount increased 26% in both 2015 and 2014 to reach a total of 287 employees as of the end of 2015.
The growth in general and administrative expenses in 2015 was predominantly driven by higher personnel-related costs. Headcount increased 10% in 2015 to support our business growth. Additionally, stock-based compensation costs increased 22% compared with 2014 driven by grants to both new hires and existing employees, contributing to the increase in personnel-related costs. General and administrative expenses for 2015 were also impacted by increased legal fees associated with the resolution of our litigation with DataTrak. The growth in 2014 was driven by a 17% increase in headcount, partially offset by a decrease in annual bonuses. To a lesser degree, the 2014 increase in general and administrative expense was driven by higher professional fees associated with the implementation and enhancement of internally used software platforms.
Our total operating costs and expenses for 2014 included a $5.8 million charge associated with the international wire transfer fraud committed against us on September 16, 2014, and the related investigation costs incurred. For further information, see Note 2, "2014 Wire Transaction Loss," to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.
Interest and Other Expense:
Interest and other expense for 2015, 2014, and 2013 was as follows:

	2015	Change	2014	Change	2013
	(amounts in thousands except percentages)
Interest and other expense	$(13,457)	(0.7)%	$(13,550)	146.1%	$(5,506)
The growth in interest and other expense in 2014 was driven by cash and non-cash interest expense on the convertible senior notes that we issued in August 2013. We recognized a partial year of interest expense associated with the Notes in 2013, and a full year of expense in 2015 and 2014. For further information, see Note 9, “Debt,” to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.
Income taxes
We are subject to income tax in the U.S. and foreign jurisdictions in which we conduct business. See Note 14, “Income Taxes,” to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for more information regarding our income taxes.

Income taxes for 2015, 2014, and 2013 was as follows:

	2015	2014	2013
	(amounts in thousands except percentages)
Provision for income taxes	$2,608	$422	$1,721
Effective tax rate	17%	6%	9%
We had an effective tax rate of 17% for 2015 compared with 6% for 2014 and 9% for 2013. In 2015, our effective tax rate was lower than the U.S. statutory rate of 35% primarily due to the tax benefit of federal and state research and development tax credits. In 2014, our effective tax rate was lower than the U.S. statutory rate of 35% primarily due to the tax benefit of federal and state research and development credits and the domestic production activities deduction.
Liquidity and Capital Resources
We believe that our cash flows from operations, cash and cash equivalents, and highly liquid marketable securities will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for the foreseeable future. Our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors, including any expansion of our business that we may complete. The following table presents selected financial information related to our liquidity and capital resources as of and for the years ended December 31, 2015, 2014, and 2013 (in thousands):

	2015	2014	2013
Cash, cash equivalents, and marketable securities	$478,729	$456,643	$436,325
Furniture, fixtures and equipment, net	$51,043	$38,579	$41,229
1.00% convertible senior notes, net	$252,788	$240,886	$229,705

Cash provided by operating activities	$86,972	$61,616	$69,597
Cash used in investing activities	$(37,498)	$(30,444)	$(362,736)
Cash (used in) provided by financing activities	$(39,373)	$(13,863)	$282,807
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
For 2015, cash provided by operating activities of $87.0 million was driven by strong customer collections, which were 20% higher than in the prior year, partially offset by operating expenditures and cash interest expense on our 1.00% convertible senior notes. Cash used in investing activities of $37.5 million consisted primarily of cash payments for capital expenditures of $19.0 million and net purchases of marketable securities of $17.7 million. Cash used in financing activities of $39.4 million resulted predominantly from the acquisition of $53.6 million of treasury stock in connection with equity plan participant tax withholdings upon vesting, partially offset by equity plan proceeds of $12.7 million and excess tax benefit on equity awards of $1.6 million.
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

Capital Assets
We made $22.9 million in capital expenditures during 2015, predominantly related to our New York City headquarters, our new office spaces in Iselin, NJ and San Francisco, CA, and continued enhancement of the infrastructure and capacity of our Houston, TX data center. Our actual cash payments for capital expenditures during 2015 were $19.0 million. We expect to make $19 to $21 million in capital expenditures during 2016, primarily related to data center investments and the build-out of our new office spaces.
Debt
In August 2013, we issued $287.5 million of 1.00% convertible senior notes which will mature on August 1, 2018 unless earlier repurchased or converted. Upon conversion, we will deliver to the holders of the Notes either cash, shares of our common stock, or a combination thereof, at our election. If converted, we intend to settle the principal amount of the Notes in cash and any excess conversion value beyond the principal amount in shares of our common stock, cash, or a combination thereof. As of December 31, 2015 the Notes are not convertible and therefore are classified as long-term liabilities on our consolidated balance sheet. We intend to use the net proceeds from the offering for working capital and other general corporate purposes, including possible acquisitions of, or investments in, businesses, technologies, or products complementary to our business. For further information, see Note 9, “Debt,” to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.
Critical Accounting Estimates
Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions about certain items and future events. We consider the following estimates and assumptions to be critical to an understanding of our financial statements because they inherently involve levels of subjectivity and judgment and may have a material impact on our financial condition or results of operations. Also see Note 1, “Summary of Significant Accounting Policies,” to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K, which discusses our significant accounting policies.
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
Performance-based restricted stock units ("PBRSUs") comprise a significant portion of our stock-based compensation expense. The fair value of each PBRSU whose vesting is based upon the achievement of a market condition is based upon the results of a Monte Carlo valuation model, which requires the use of estimates, including:

•	the expected volatility of our stock price and, in some cases when the market condition compares the performance of our stock with a stock market index, the expected volatility of that index;

•	the expected term; and

•	risk free interest rates.
For PBRSUs with market conditions, we determine volatility based upon the closing price of our publicly-traded stock and the closing price of the relevant index as applicable. The risk-free interest rate is based on the U.S. Treasury yield curve with a maturity tied to the expected term of the PBRSU. We have not paid and do not expect to pay dividends on our common stock. Thus, no expected dividend yield is factored into our Monte Carlo model.
The use of different assumptions in the Monte Carlo valuation models would result in different amounts of stock-based compensation expense. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted.
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
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Determination of valuation allowances, if any, recorded against deferred tax assets requires significant judgment and use of assumptions, such as estimates of future taxable income. As of December 31, 2015 and 2014, we had not recorded any valuation allowances against our deferred tax assets. In the event we change our determinations as to the amount of deferred tax assets that can be realized and recognize a valuation allowance, income tax expense will be impacted in the period of such determination.
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

Contractual Obligations, Commitments and Contingencies
The following table of our material contractual obligations as of December 31, 2015 summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated (in thousands):

	Payments Due by Period
	Total	2016	2017 - 2018	2019- 2020	2021 and later
Contractual Obligations:
1.00% convertible senior notes	$287,500	$—	$287,500	$—	$—
Interest payments on convertible senior notes	7,427	2,875	4,552	—	—
Operating lease obligations	117,095	12,500	26,850	28,422	49,323
Total	$412,022	$15,375	$318,902	$28,422	$49,323
Convertible Senior Notes
In August 2013, we issued at par value $287.5 million of 1.00% convertible senior notes, as described above. Interest is payable semi-annually in arrears on August 1 and February 1 of each year. The Notes mature on August 1, 2018 unless repurchased or converted in accordance with their terms prior to such date.
Operating and Lease Obligations
We lease office space under noncancelable operating lease agreements. For further information, see Note 10, “Lease Commitments,” to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.
Letters of Credit
We had several outstanding standby letters of credit as of December 31, 2015 and 2014 in the total amount of $5.7 million and $4.9 million, respectively. These standby letters of credit were fully collateralized with our restricted cash as of December 31, 2015 and 2014.
Tax Uncertainties
The relevant accounting guidance provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, on the basis of the technical merits of the position. We recognize tax liabilities based on estimates of whether additional taxes and interest will be due. We adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. As of December 31, 2015, we had approximately $8.1 million of gross unrecognized tax benefits. At this time, we are unable to make a reasonably reliable estimate of the cash settlement amount or the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligations table.
Legal Matters
For discussion of legal matters, refer to Note 15, “Commitments and Contingencies—Legal Matters,” to the consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of December 31, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(A)(4)(ii) of Regulation S-K, promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors. Aside from entering into operating leases, which primarily relate to office space, we do not engage in off-balance sheet financing arrangements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
We had unrestricted cash and cash equivalents totaling $49.6 million at December 31, 2015. Our cash equivalents are invested principally in money market funds. We also had investments in marketable securities, which we classify as available-for-sale securities, totaling $429.2 million at December 31, 2015. Substantially all of our marketable securities are fixed income securities, which primarily consist of high quality commercial paper and corporate bonds. Due to the high credit ratings of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Exchange Rate Sensitivity
Our five non-U.S. operating subsidiaries are located in the United Kingdom, Japan, South Korea, Singapore, and China. The functional currencies for these subsidiaries are the respective local currencies. We have exposure to exchange rate movements that are captured in translation adjustments for these subsidiaries. Such cumulative adjustments are recorded in accumulated other comprehensive income (loss). The estimated potential translation loss for 2015 resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounted to $0.5 million.
We bill our customers primarily in U.S. dollars. Any billings in foreign currency are billed from Medidata Solutions, Inc., a U.S. entity, and are mainly denominated in Euros, British pounds sterling, Australian dollars, Canadian dollars, and Swiss francs. Our foreign currency denominated costs and expenses are mainly incurred by our five non-U.S. operating subsidiaries. Accordingly, future changes in currency exchange rates will impact our future operating results. The following table includes the percentage of our revenues and expenses denominated in foreign currencies:

	2015	2014	2013
Revenues	5.0%	5.2%	4.3%
Costs and expenses	12.7%	14.1%	14.0%
Gains and losses arising from transactions denominated in foreign currencies are recorded as foreign currency transaction gains (losses) in general and administrative expenses on our consolidated statements of operations and amounted to $(0.6) million in 2015, $(1.1) million in 2014, and $(0.5) million in 2013.
Impact of Inflation
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations.

Item 8. Financial Statements and Supplementary Data
The consolidated financial statements and supplementary data are listed under Part IV, Item 15, in this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2015, an evaluation was performed with the participation of our Disclosure Committee and our management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon such evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2015.
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
In making the assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015, our management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, we determined that our internal control over financial reporting was effective based on those criteria as of December 31, 2015.
Deloitte & Touche LLP, our independent registered public accounting firm, has performed an audit of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO. This audit is required to be performed in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our independent auditors were given unrestricted access to all financial records and related data. The attestation reporting on the effectiveness of our internal control over financial reporting as of December 31, 2015 issued by our independent registered public accounting firm is included at the end of Item 9A in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Medidata Solutions, Inc.
New York, New York

We have audited the internal control over financial reporting of Medidata Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 29, 2016, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 29, 2016

Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015 in connection with our 2016 Annual Meeting of Stockholders.
Item 11. Executive Compensation
The information required by this Item 11 is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015 in connection with our 2016 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015 in connection with our 2016 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015 in connection with our 2016 Annual Meeting of Stockholders.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015 in connection with our 2016 Annual Meeting of Stockholders.

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
Date: February 29, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ TAREK A. SHERIF	Chairman, Chief Executive Officer (Principal Executive Officer) and Director	February 29, 2016
Tarek A. Sherif

/S/ ROUVEN BERGMANN	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 29, 2016
Rouven Bergmann

/S/ GLEN M. DE VRIES	President and Director	February 29, 2016
Glen M. de Vries

/S/ CARLOS DOMINGUEZ	Director	February 29, 2016
Carlos Dominguez

/S/ NEIL M. KURTZ, M. D.	Director	February 29, 2016
Neil M. Kurtz, M.D.

/S/ GEORGE W. MCCULLOCH	Director	February 29, 2016
George W. McCulloch

/S/ LEE A. SHAPIRO	Director	February 29, 2016
Lee A. Shapiro

/S/ ROBERT B. TAYLOR	Director	February 29, 2016
Robert B. Taylor

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Date Filed
3.1	Fifth Amended and Restated Certificate of Incorporation	10-Q	001-34387	8/7/14
3.2	Amended and Restated Bylaws	8-K	001-34387	2/16/16
4.1	Specimen stock certificate	S-1/A	333-156935	6/3/09
4.2	Indenture, dated as of August 12, 2013, between Medidata Solutions, Inc. and Wells Fargo Bank, National Association, as Trustee	8-K	001-34387	8/6/13
4.3	Form of 1.00% Convertible Senior Notes due 2018	8-K	001-34387	8/6/13
10.1	Form of Officer and Director Indemnification Agreement	S-1/A	333-156935	6/3/09
10.2†	Medidata Solutions, Inc. Amended and Restated 2000 Stock Option Plan	S-1/A	333-156935	5/15/09
10.3†	Form of Medidata Solutions, Inc. Amended and Restated 2000 Stock Option Plan Option Agreement	S-1/A	333-156935	5/15/09
10.4†	Medidata Solutions, Inc. Second Amended and Restated 2009 Long-Term Incentive Plan	8-K	001-34387	5/2/13
10.5†	Form of Medidata Solutions, Inc. 2009 Long-Term Incentive Plan Stock Option Agreement	S-1/A	333-156935	6/3/09
10.6†	Form of Medidata Solutions, Inc. 2009 Long-Term Incentive Plan Restricted Stock Agreement	S-1/A	333-156935	6/3/09
10.7†	Form of Medidata Solutions, Inc. Restricted Stock Agreement	10-Q	001-34387	5/3/13
10.8†	Form of Medidata Solutions, Inc. Performance-Based Restricted Stock Unit Agreement	10-Q	001-34387	5/3/13
10.9†	Form of Medidata Solutions, Inc. Long-Term Performance-Based Restricted Stock Unit Agreement	10-Q	001-34387	5/3/13
10.10†	Medidata Solutions, Inc. Amended and Restated 2014 Employee Stock Purchase Plan	DEF 14A	001-34387	4/15/14
10.11†	Form of Executive Change in Control Agreement	8-K	001-34387	7/8/14
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
		8-K	001-34387	10/23/12
10.14	Amendment No. 1, dated September 25, 2013, to Agreement of Lease between the Rector, Church-Wardens and Vestrymen of Trinity Church in the City of New York and Medidata Solutions, Inc.	10-K	001-34387	2/24/14
10.15	Amendment No. 2, dated December 6, 2013, to Agreement of Lease between the Rector, Church-Wardens and Vestrymen of Trinity Church in the City of New York and Medidata Solutions, Inc.	10-K	001-34387	2/24/14
10.16†	Separation Agreement and General Release between Medidata Solutions, Inc. and Steven Wilhite, dated July 8, 2014	8-K	001-34387	7/9/14
10.17†	Separation Agreement and General Release between Medidata Solutions, Inc. and Cory Douglas, dated May 13, 2015	8-K	001-34387	5/14/15
21.1*	Subsidiaries of Medidata Solutions, Inc.
23.1*	Consent of Deloitte & Touche LLP
31.1*	Rule 13a-14(a) or 15d-14 Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) or 15d-14 Certification of Chief Financial Officer
32.1**	Certification of Chief Executive Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350
32.2**	Certification of Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management contract or any compensatory plan, contract or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Medidata Solutions, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Medidata Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Medidata Solutions, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2016, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 29, 2016

MEDIDATA SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
	(Amounts in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$49,562	$39,517
Marketable securities	220,126	233,284
Accounts receivable, net of allowance for doubtful accounts of $1,992 and $1,517, respectively	90,590	68,475
Prepaid commission expense	1,670	2,819
Prepaid expenses and other current assets	21,165	13,661
Deferred income taxes	88	96
Total current assets	383,201	357,852
Restricted cash	5,755	5,118
Furniture, fixtures and equipment, net	51,043	38,579
Marketable securities – long-term	209,041	183,842
Goodwill	18,797	19,025
Intangible assets, net	1,172	1,816
Deferred income taxes – long-term	12,128	8,066
Other assets	6,344	7,919
Total assets	$687,481	$622,217
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,283	$3,738
Accrued payroll and other compensation	23,744	15,574
Accrued expenses and other	15,469	12,638
Deferred revenue	75,582	62,890
Total current liabilities	121,078	94,840
Noncurrent liabilities:
1.00% convertible senior notes, net	252,788	240,886
Deferred revenue, less current portion	2,993	1,374
Deferred tax liabilities	414	238
Other long-term liabilities	26,052	20,180
Total noncurrent liabilities	282,247	262,678
Total liabilities	403,325	357,518
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $0.01 per share; 200,000 shares authorized; 59,455 and 56,301 shares issued; 56,311 and 54,413 shares outstanding, respectively	594	563
Additional paid-in capital	364,973	301,465
Treasury stock, 3,144 and 1,888 shares, respectively	(100,806)	(45,049)
Accumulated other comprehensive loss	(3,404)	(1,912)
Retained earnings	22,799	9,632
Total stockholders’ equity	284,156	264,699
Total liabilities and stockholders’ equity	$687,481	$622,217
The accompanying notes are an integral part of the consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014	2013
	(Amounts in thousands, except per share data)
Revenues
Subscription	$336,195	$280,041	$227,921
Professional services	56,311	55,030	48,928
Total revenues	392,506	335,071	276,849
Cost of revenues (1)(2)
Subscription	47,795	45,576	37,053
Professional services	41,993	39,344	32,856
Total cost of revenues	89,788	84,920	69,909
Gross profit	302,718	250,151	206,940
Operating costs and expenses:
Research and development (1)	92,319	71,757	51,202
Sales and marketing (1)(2)	103,153	83,435	66,337
General and administrative (1)	78,014	69,111	65,513
2014 wire transaction loss (3)	—	5,784	—
Total operating costs and expenses	273,486	230,087	183,052
Operating income	29,232	20,064	23,888
Interest and other income (expense):
Interest expense	(16,192)	(15,368)	(5,925)
Interest income	2,799	1,814	555
Other (expense) income, net	(64)	4	(136)
Total interest and other expense, net	(13,457)	(13,550)	(5,506)
Income before income taxes	15,775	6,514	18,382
Provision for income taxes	2,608	422	1,721
Net income	$13,167	$6,092	$16,661
Earnings per share:
Basic	$0.25	$0.12	$0.33
Diluted	$0.23	$0.11	$0.31
Weighted-average common shares outstanding:
Basic	53,717	52,561	51,060
Diluted	56,540	55,247	54,118

(1)	Stock-based compensation expense included in cost of revenues and operating costs and expenses is as follows:

Cost of revenues	$5,040	$4,313	$3,149
Research and development	7,907	4,085	2,397
Sales and marketing	9,171	7,450	8,859
General and administrative	26,869	22,105	21,738
Total stock-based compensation	$48,987	$37,953	$36,143

(2)	Amortization of intangible assets included in cost of revenues and operating costs and expenses is as follows:

Cost of revenues	$517	$499	$589
Sales and marketing	119	129	215
Total amortization of intangible assets	$636	$628	$804

(3)
Operating costs and expenses for the year ended December 31, 2014 include a pre-tax charge of $5.8 million associated with the international wire transfer fraud committed against the Company and related investigation costs incurred. For additional details, see Note 2, "2014 Wire Transaction Loss."

The accompanying notes are an integral part of the consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2015	2014	2013
	(Amounts in thousands)
Net income	$13,167	$6,092	$16,661
Other comprehensive income (loss):
Foreign currency translation adjustments	(938)	(1,340)	(74)
Unrealized loss on marketable securities	(896)	(648)	(74)
Other comprehensive loss	(1,834)	(1,988)	(148)
Income tax benefit related to unrealized loss on marketable securities	342	275	12
Other comprehensive loss, net of tax	(1,492)	(1,713)	(136)
Comprehensive income, net of tax	$11,675	$4,379	$16,525

The accompanying notes are an integral part of the consolidated financial statements.

MEDIDATA SOLUTIONS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount		Shares	Amount
	(Amounts in thousands)
Balance—January 1, 2013	52,810	$528	$160,373	732	$(5,626)	$(63)	$(13,121)	$142,091
Comprehensive income:
Net income	—	—	—	—	—	—	16,661	16,661
Other comprehensive loss, net of tax	—	—	—	—	—	(136)	—	(136)
Total comprehensive income	—	—	—	—	—	(136)	16,661	16,525
Stock options exercised	1,263	13	10,439	—	—	—	—	10,452
Tax benefit associated with equity awards	—	—	4,295	—	—	—	—	4,295
Stock-based compensation	—	—	36,143	—	—	—	—	36,143
Nonvested restricted stock awards granted	945	9	(9)	—	—	—	—	—
Acquisition of treasury stock	—	—	—	466	(20,787)	—	—	(20,787)
Nonvested restricted stock awards forfeited	—	—	1	186	(1)	—	—	—
Equity component of convertible senior notes, net	—	—	37,094	—	—	—	—	37,094
Balance—December 31, 2013	55,018	550	248,336	1,384	(26,414)	(199)	3,540	225,813
Comprehensive income:
Net income	—	—	—	—	—	—	6,092	6,092
Other comprehensive loss, net of tax	—	—	—	—	—	(1,713)	—	(1,713)
Total comprehensive income	—	—	—	—	—	(1,713)	6,092	4,379
Stock options exercised	403	4	4,324	—	—	—	—	4,328
Tax benefit associated with equity awards	—	—	5,829	—	—	—	—	5,829
Stock-based compensation	—	—	37,953	—	—	—	—	37,953
Nonvested restricted stock awards granted	514	5	(5)	—	—	—	—	—
Acquisition of treasury stock	—	—	—	402	(18,634)	—	—	(18,634)
Nonvested restricted stock awards forfeited	—	—	1	102	(1)	—	—	—
Vesting of performance-based restricted stock units	230	2	(2)	—	—	—	—	—
Issuance of employee stock purchase plan shares	136	2	5,029	—	—	—	—	5,031
Balance—December 31, 2014	56,301	563	301,465	1,888	(45,049)	(1,912)	9,632	264,699
Comprehensive income:
Net income	—	—	—	—	—	—	13,167	13,167
Other comprehensive loss, net of tax	—	—	—	—	—	(1,492)	—	(1,492)
Total comprehensive income	—	—	—	—	—	(1,492)	13,167	11,675
Stock options exercised	454	4	6,682	—	—	—	—	6,686
Tax benefit associated with equity awards	—	—	1,622	—	—	—	—	1,622
Stock-based compensation	—	—	48,987	—	—	—	—	48,987
Nonvested restricted stock awards granted	704	7	(7)	—	—	—	—	—
Acquisition of treasury stock	—	—	—	1,127	(55,756)	—	—	(55,756)
Nonvested restricted stock awards forfeited	—	—	1	129	(1)	—	—	—
Vesting of performance-based restricted stock units	1,832	18	(18)	—	—	—	—	—
Issuance of employee stock purchase plan shares	164	2	6,241	—	—	—	—	6,243
Balance—December 31, 2015	59,455	$594	$364,973	3,144	$(100,806)	$(3,404)	$22,799	$284,156
The accompanying notes are an integral part of the consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:	(Amounts in thousands)
Net income	$13,167	$6,092	$16,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,822	10,435	6,936
Stock-based compensation	48,987	37,953	36,143
Amortization of discounts or premiums on marketable securities	4,754	5,611	3,075
Deferred income taxes	(3,209)	(10,865)	(816)
Amortization of debt issuance costs	1,278	1,277	577
Amortization of debt discount	11,902	11,181	4,182
Excess tax benefit associated with equity awards	(1,622)	(5,829)	(4,531)
Contingent consideration adjustment	—	—	239
Provision for doubtful accounts	597	648	657
Loss on fixed asset disposal	—	3	241
Changes in operating assets and liabilities:
Accounts receivable	(34,513)	(30,549)	1,249
Prepaid commission expense	439	1,344	(535)
Prepaid expenses and other current assets	(9,058)	(611)	2,099
Other assets	2,715	2,910	(3,697)
Accounts payable	(502)	1,310	(457)
Accrued payroll and other compensation	6,014	(2,510)	3,614
Accrued expenses and other	712	6,103	7,728
Deferred revenue	28,617	19,419	(5,465)
Other long-term liabilities	5,872	7,694	1,697
Net cash provided by operating activities	86,972	61,616	69,597
Cash flows from investing activities:
Purchases of furniture, fixtures and equipment	(19,017)	(15,815)	(30,505)
Purchases of available-for-sale marketable securities	(264,113)	(241,204)	(446,745)
Proceeds from sale of available-for-sale marketable securities	246,423	231,816	119,470
Acquisition of business, net of cash acquired	—	(5,467)	—
Net (increase) decrease in restricted cash	(791)	226	(4,956)
Net cash used in investing activities	(37,498)	(30,444)	(362,736)
Cash flows from financing activities:
Proceeds from exercise of stock options	6,686	4,328	10,452
Proceeds from employee stock purchase plan	6,009	5,416	—
Excess tax benefit associated with equity awards	1,622	5,829	4,531
Payment of acquisition-related earn-out	—	(704)	(380)
Repayment of obligations under capital leases	(46)	(54)	(75)
Proceeds from issuance of convertible senior notes	—	—	287,500
Payment of costs associated with issuance of convertible senior notes	—	—	(8,144)
Acquisition of treasury stock	(53,582)	(28,593)	(10,828)
Repayment of notes payable	(62)	(85)	(249)
Net cash (used in) provided by financing activities	(39,373)	(13,863)	282,807
Effect of exchange rate changes on cash and cash equivalents	(56)	(120)	(23)
Net increase (decrease) in cash and cash equivalents	10,045	17,189	(10,355)
Cash and cash equivalents—Beginning of period	39,517	22,328	32,683
Cash and cash equivalents—End of period	$49,562	$39,517	$22,328
The accompanying notes are an integral part of the consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	Year Ended December 31,
	2015	2014	2013
Supplemental disclosures of cash flow information:	(Amounts in thousands)
Cash paid during the period for:
Interest	$2,878	$2,788	$27
Income taxes	$1,289	$485	$1,382
Noncash activities:
Furniture, fixtures and equipment acquired but not yet paid for at period-end	$4,716	$883	$8,467
Issuance of notes payable in connection with acquisition-related earn-out payments	$—	$97	$341

The accompanying notes are an integral part of the consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Medidata Solutions, Inc., together with its consolidated subsidiaries, (collectively, the “Company”) is the leading global provider of cloud-based solutions for clinical research in life sciences, offering platform technology that transforms clinical development and increases the value of its customers' research investments. The Company was organized as a New York corporation in June 1999 and reincorporated as a Delaware corporation in May 2000.
Basis of Presentation—The accompanying consolidated financial statements include the accounts of the Company prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission ("SEC"). All intercompany balances and transactions have been eliminated in consolidation.
For purposes of these consolidated financial statements, the years ended December 31, 2015, 2014, and 2013 are referred to as 2015, 2014, and 2013, respectively.
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
Subscription
The Company derives its subscription revenues from multi-study and single-study arrangements that grant the customer the right to use its cloud-based solutions for a specified term. Multi-study arrangements grant the customer the right to manage a predetermined number of clinical trials simultaneously for a term typically ranging from one to five years. Single-study arrangements allow customers to use the Company’s solutions on a per trial basis.
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
Professional services revenues include any reimbursements for out-of-pocket expenses incurred. The Company included $0.7 million of reimbursable out-of-pocket expenses in professional services revenues in each of the years ended 2015, 2014, and 2013.
Multiple-Element Arrangements
The Company enters into multiple-element arrangements that combine a cloud-based technology subscription with various professional services.
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

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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
In some instances, a customer elects to renew its subscription arrangement prior to the original termination date of the arrangement. The renewed subscription agreement provides support for in-process clinical trials, and includes the right to use the Company's cloud-based solutions for initial clinical studies. As such, the unrecognized portion of the deferred revenue associated with the original arrangement is aggregated with the consideration received upon renewal and recognized as revenue over the renewed term of the subscription arrangement. This can affect timing and result in reclassification between current and noncurrent deferred revenue.
Cost of Revenues—Cost of revenues primarily consists of costs related to delivering, maintaining and supporting the Company’s cloud-based platform and delivering professional services and support. These costs include salaries, benefits, bonuses and stock-based compensation for the Company’s data center and professional services staff. Cost of revenues also includes costs associated with the Company’s data center, including networking and related depreciation expense, as well as outside service provider costs, amortization expense, and general overhead. The Company allocates general overhead, such as applicable shared rent and utilities, to cost of revenues based on relative headcount.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Software Development Costs—Costs incurred in the research and development of new software solutions and enhancements to existing software solutions are expensed as incurred. Internally developed software costs, if any, are capitalized when technological feasibility is reached, which is not until a working model is developed and the functionality is tested and determined to be compliant with all federal and international regulations. No internally developed software costs were capitalized during 2015, 2014, or 2013.
Stock-Based Compensation—The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes pricing model. The Company uses stock price volatility of its publicly-traded stock as a basis for determining the expected volatility. As the Company does not have sufficient historical exercise data in the period since its stock began being publicly traded to provide a reasonable basis upon which to estimate the expected life of options, the Company uses the simplified method as allowed under SEC Staff Accounting Bulletin Topic 14 for estimating the expected life as all of its options qualify as "plain-vanilla" options. The risk-free interest rate is based on the United States ("U.S.") Treasury yield curve in effect at the time of the option grant with a maturity tied to the expected life of the options. No dividends are expected to be declared by the Company at this time. Compensation expense for stock options is recognized, net of estimated forfeitures, on a straight-line basis over the vesting period.
The fair value of each nonvested restricted stock award ("RSA") or restricted stock unit ("RSU") is measured as if the RSA or RSU was vested and issued on the grant date. The related compensation expense is recognized, net of estimated forfeitures, on a straight-line basis over the vesting period.
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
Accounts Receivable—Accounts receivable are recorded at original invoice amount less an allowance that management believes will be adequate to absorb estimated losses on uncollectible accounts. The allowance is based on an evaluation of the

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

collectability of accounts receivable and prior bad debt experience. Accounts receivable are written off when deemed uncollectible. Unbilled receivables consist of revenue recognized in excess of billings, substantially all of which is expected to be billed and collected within one year. As of December 31, 2015 and 2014, unbilled accounts receivable of $10.3 million and $8.9 million, respectively, were included in accounts receivable on the Company's consolidated balance sheets. In general, there is a direct relationship between the Company's accounts receivable balance and its transaction volume.
Prepaid Commission Expense—For arrangements where revenue is recognized over the relevant contract period, the Company capitalizes related sales commissions that have been paid and recognizes these expenses over the period the related revenue is recognized. Commissions are generally payable to the Company’s sales representatives 25% at the time of booking and 75% at the time of invoicing. If a client terminates a contract, the Company recaptures the related unearned commissions. The Company expensed commissions of $13.7 million, $13.1 million, and $11.1 million in 2015, 2014, and 2013, respectively, which are included within sales and marketing expense in the consolidated statements of operations. Prepaid commissions that will be recognized during the subsequent 12-month period are recorded as current prepaid commissions and the remaining portion included in other noncurrent assets.
Restricted Cash—Restricted cash represents deposits made to fully collateralize certain standby letters of credit issued in connection with office lease arrangements. In addition to the $5.8 million and $5.1 million of restricted cash on the Company's consolidated balance sheets as of December 31, 2015 and 2014, respectively, short-term restricted cash of $0.2 million was recorded in prepaid expenses and other current assets as of December 31, 2015 and 2014.
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

The Company determined that there was no impairment of goodwill for the years ended December 31, 2015, 2014, and 2013, and did not recognize any impairments of goodwill in prior years.
Acquired intangible assets are recorded at cost, derived from allocation of the purchase price of the acquired business to the intangible assets obtained, less accumulated amortization. Amortization of acquired technology is computed using the straight-line method over its expected useful lives, which range from four to five years. Amortization of customer relationships and non-competition agreements is computed using an accelerated method over their expected useful lives, which range from five to six years, reflecting the pattern in which the economic benefits derived from the related intangible assets are consumed or utilized.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Impairment of Long-Lived Assets—Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may be impaired. The Company subjects long-lived assets to a test of recoverability based on undiscounted cash flows expected to be generated by such assets while utilized by the Company and cash flows expected from disposition of such assets. If the assets are impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds their fair value. The Company determined that there was no impairment of long-lived assets for the years ended December 31, 2015, 2014, and 2013, and did not recognize any impairments of long-lived assets in prior years.
Convertible Notes—The Company separately accounts for the debt and conversion option components of its convertible senior notes, which permit cash settlement, in a manner that reflects the Company's nonconvertible borrowing rate at the time of issuance. The principal amount of the convertible senior notes is recorded as a liability. The value of the conversion option, net of equity issue costs, is recorded in stockholders' equity, and the offsetting debt discount is amortized to interest expense using the effective interest method over the term of the convertible senior notes. Debt issuance costs have been capitalized and are amortized to interest expense over the term of the convertible senior notes on a straight-line basis, which approximates the effective interest method. Refer to Note 9, "Debt," for further information.
Treasury Stock—Shares of the Company’s common and preferred stock that are repurchased are recorded as treasury stock at cost and included as a component of stockholders’ equity. Refer to Note 3, "Stockholders' Equity," for further information.
Foreign Currency Translation—The reporting currency for the Company is the U.S. dollar. The functional currencies of the Company’s subsidiaries in the United Kingdom, Japan, Korea, Singapore, and China are the British pound sterling, Japanese yen, South Korean won, Singapore dollar, and Chinese yuan, respectively. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts of the Company’s foreign subsidiaries are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive income (loss) as a separate component of stockholders’ equity. Gains and losses arising from transactions denominated in foreign currencies are recorded directly to the statement of operations. Foreign currency transaction gains (losses) are included in general and administrative expenses and were $(0.6) million in 2015, $(1.1) million in 2014, and $(0.5) million in 2013.
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
Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and accounts receivable. The Company has policies that limit the amount of credit exposure to any one issuer. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential losses, but does not require collateral or other security to support customers’ receivables. The Company’s credit risk is further mitigated because its customer base is diversified both geographically and by industry sector.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

In 2015, 2014, and 2013, no single customer generated more than 10% of the Company's total revenues. At December 31, 2015, one customer comprised 18% of accounts receivable; the substantial majority of that customer's year-end balance had been collected by the end of February 2016. No single customer comprised 10% or more of total accounts receivable at December 31, 2014.
The majority of the Company's cash, cash equivalents, and restricted cash are deposited with major U.S. financial institutions and, at times, balances with any one financial institution may be in excess of Federal Deposit Insurance Corporation ("FDIC") insurance limits. In addition, as of December 31, 2015, approximately $3.0 million in cash and cash equivalents was deposited with foreign financial institutions and therefore not protected by FDIC insurance.
Indemnifications—The Company indemnifies its customers against claims that cloud-based solutions or services made available by the Company infringe upon a copyright, patent, or the proprietary rights of others. In the event of a claim, the Company agrees to obtain the rights for continued use of the solutions for the customer, to replace or modify the solutions or services to avoid such claim, or to provide a credit to the customer for the unused portion of the subscription. A liability may be recognized if information prior to the issuance of the consolidated financial statements indicates that it is probable that a liability has been incurred at the balance sheet date and the amount of the loss can be reasonably estimated. No such liabilities were recorded as of December 31, 2015 and 2014.
Segment and Geographic Information—The Company operates as a single segment, as the chief operating decision maker reviews financial information that is presented on a consolidated basis, accompanied by information about revenue by geographic region. The Company recorded revenues in the following geographic areas in 2015, 2014, and 2013 (in thousands):

	2015	2014	2013
Revenues:
United States	$297,735	$246,362	$197,785
Japan	31,595	31,672	32,595
Other	63,176	57,037	46,469
Total	$392,506	$335,071	$276,849
Revenues by geographic area are presented based upon the country in which revenues were generated. No individual country other than the U.S. and Japan represented 5% or more of net revenues for any of the periods presented.
The following table summarizes long-term assets by geographic area as of December 31, 2015, 2014, and 2013 (in thousands):

	2015	2014	2013
Long-term assets:
United States	$292,700	$251,096	$254,453
United Kingdom	7,753	8,930	10,041
Japan	3,795	4,339	4,314
Korea	32	—	—
Total	$304,280	$264,365	$268,808
The Company had no long-term assets in countries other than those listed above as of December 31, 2015, 2014, and 2013.
Recently Issued Accounting Pronouncements—In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15, Presentation of Financial Statements—Going Concern. This new guidance formally establishes management's responsibility to evaluate at each reporting period whether there is substantial doubt about the entity's ability to continue as a going concern for a period of one year after the date the financial statements are issued, and to provide related footnote disclosures. ASU No. 2014-15 is effective for annual reporting periods ending after December 15, 2016, and for interim and annual periods thereafter. The Company will adopt ASU No. 2014-15 on January 1, 2016, and the adoption is not expected to have a material impact on the Company's consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. ASU No. 2015-03 requires that debt issuance costs be presented not as an asset but as a reduction of the carrying amount of the related debt liability, similar to a debt discount. ASU No. 2015-03 is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods, with early adoption permitted. The Company will adopt ASU No. 2015-03 on January 1, 2016, and such adoption is not expected to have a material impact on its consolidated financial statements aside from a balance sheet reclassification. Upon adoption, the Company will apply the new guidance on a retrospective basis and adjust the balance sheet of each period presented to appropriately reflect the period-specific effects of the new guidance.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

In April 2015, the FASB issued ASU No. 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance on whether an entity should account for the fees paid as a customer under a cloud computing arrangement as a license of internal-use software or as a service contract. ASU No. 2015-05 is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods, with early adoption permitted. The Company will adopt ASU No. 2015-05 on January 1, 2016, and the adoption is not expected to have a material impact on its consolidated financial statements.
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
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes by requiring that all deferred tax assets and liabilities be classified as noncurrent in the consolidated balance sheets. ASU No. 2015-17 is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods, and may be applied either prospectively or retrospectively to all periods presented. Early adoption is permitted. The Company will adopt ASU No. 2015-17 on January 1, 2017, and the adoption is not expected to have a material impact on its consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amends certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU No. 2016-01 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods. The Company will adopt ASU No. 2016-01 on January 1, 2018, and the adoption is not expected to have a material impact on the its consolidated financial statements.
2. 2014 WIRE TRANSACTION LOSS
On September 18, 2014, the Company discovered that it had been the subject of an international wire transfer fraud perpetrated against it on September 16, 2014. The incident involved a fraudulent request targeting certain mid-level employees in the Company's finance department, resulting in the transfer of $4.8 million to an overseas account. As a result, the Company recorded charges of $4.9 million and $0.9 million in the third and fourth quarters of 2014, respectively, for the loss and related investigation costs incurred through December 31, 2014. While this matter resulted in some additional near-term expenses, the incident did not have a material impact on the Company's business. No customer data was involved in this matter and the Company's systems were not impacted. In late December 2015, the Company was advised that the SEC had commenced an investigation with respect to this matter.
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
Treasury Stock—From time to time, the Company grants nonvested RSAs, RSUs, and PBRSUs to its employees pursuant to the terms of its Second Amended and Restated 2009 Long-Term Incentive Plan (the “2009 Plan”). Under the provisions of the 2009 Plan, unless otherwise elected, participants fulfill their related income tax withholding obligation by having shares withheld at the time of vesting. On the date of vesting, the Company divides the participant's income tax obligation in

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

dollars by the closing price of its common stock and withholds the resulting number of vested shares. The shares withheld are then transferred to the Company's treasury stock at cost for future reissuance. In 2015 and 2014, the Company withheld 1,127,077 shares at an average price of $49.47 and 401,794 shares at an average price of $46.38, respectively, in connection with the vesting of its RSAs, RSUs, and PBRSUs.
Nonvested restricted stock awards forfeited by plan participants are transferred to the Company's treasury stock at par. During 2015 and 2014, 129,309 and 101,704 forfeited shares, respectively, were transferred to treasury stock at their par value of $0.01.
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
The following tables provide the Company’s marketable securities by security type as of December 31, 2015 and 2014 (in thousands):

	As of December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper and corporate bonds	$401,824	$—	$(1,522)	$400,302
U.S. government agency debt securities	28,958	2	(95)	28,865
Total	$430,782	$2	$(1,617)	$429,167

	As of December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper and corporate bonds	$417,845	$72	$(791)	$417,126
Total	$417,845	$72	$(791)	$417,126
Contractual maturities of the Company’s marketable securities as of December 31, 2015 and 2014 are summarized as follows (in thousands):

	As of December 31, 2015		As of December 31, 2014
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in one year or less	$220,492	$220,126	$233,326	$233,284
Due in one to five years	210,290	209,041	184,519	183,842
Total	$430,782	$429,167	$417,845	$417,126
At December 31, 2015, the Company had $1.6 million of gross unrealized losses primarily due to a decrease in the fair value of certain corporate bonds. The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include:

•	the length of time and extent to which fair value has been lower than the cost basis;

•	the financial condition, credit quality and near-term prospects of the investee; and

•	whether it is more likely than not that the Company will be required to sell the security prior to recovery.
As the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company has determined that the gross unrealized losses on such investments at December 31, 2015 are temporary in nature. Accordingly, the Company did not consider its investments in marketable securities to be other-than-temporarily impaired as of December 31, 2015.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The following tables provide the fair market value and gross unrealized losses of the Company’s marketable securities, aggregated by security type, as of December 31, 2015 and 2014 (in thousands):

	In Loss Position for Less than 12 Months
	As of December 31, 2015		As of December 31, 2014
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper and corporate bonds	$359,566	$(1,443)	$322,938	$(791)
U.S. government agency debt securities	25,863	(95)	—	—
Total	$385,429	$(1,538)	$322,938	$(791)

	In Loss Position for More than 12 Months
	As of December 31, 2015		As of December 31, 2014
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper and corporate bonds	$38,726	$(79)	$—	$—
Total	$38,726	$(79)	$—	$—
During 2015, 2014, and 2013, the Company recorded an insignificant amount of net realized gains from the sale of marketable securities.
5. FAIR VALUE
As of December 31, 2015 and 2014, financial assets (excluding cash balances) measured at fair value on a recurring basis as described in Note 1, "Summary of Significant Accounting Policies," are summarized as follows (in thousands):

	As of December 31, 2015			As of December 31, 2014
	Fair Value Measurement Using			Fair Value Measurement Using
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$645	$—	$645	$733	$—	$733
Total cash equivalents	645	—	645	733	—	733
Commercial paper and corporate bonds	—	400,302	400,302	—	417,126	417,126
U.S. government agency debt securities	—	28,865	28,865	—	—	—
Total marketable securities	—	429,167	429,167	—	417,126	417,126
Total financial assets	$645	$429,167	$429,812	$733	$417,126	$417,859
As of December 31, 2015 and 2014, the Company had no financial liabilities measured at fair value on a recurring basis, and none of its financial assets measured at fair value on a recurring basis relied upon Level 3 inputs.
Investments in money market funds have been classified as Level 1 since these securities are valued based upon $1.00 net asset value per share or unadjusted quoted prices in active markets. Investments in commercial paper, corporate bonds, and U.S. government agency debt securities have been classified as Level 2 as they are valued using quoted prices in less active markets or other directly or indirectly observable inputs. Fair values of corporate bonds and U.S. government agency debt securities were derived from a consensus or weighted-average price based on input of market prices from multiple sources at each reporting period. With regard to commercial paper, all of the securities had high credit ratings and one year or less to maturity; therefore, fair value was derived from accretion of purchase price to face value over the term of maturity or quoted market prices for similar instruments if available. During 2015 and 2014, there were no transfers of financial assets between Level 1 and Level 2.
The carrying amounts of all other current financial assets and current financial liabilities reflected in the consolidated balance sheets approximate fair value due to their short-term nature.
6. ACQUISITIONS
On October 14, 2014, the Company acquired Patient Profiles, LLC ("Patient Profiles"), an early-stage U.S.-based software company focused on data analytics in clinical trials. The Company paid cash consideration of $5.5 million for all outstanding

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

membership interests in Patient Profiles and acquired $0.1 million in net tangible assets and $1.6 million in intangible assets, resulting in recognition of $3.8 million in goodwill.
On July 1, 2011, the Company acquired Clinical Force Limited ("Clinical Force"), a UK-based provider of cloud-based clinical trial management systems ("CTMS"). The Company paid consideration consisting of $5.2 million cash at closing, plus additional performance-based earn-out payments of $2.6 million, which had a fair value of approximately $1.8 million as of the acquisition date. The earn-out payments were contingent upon the achievement of billing targets for the CTMS application, calculated over three one-year measuring periods which concluded on December 31, 2013. For the measurement periods ended December 31, 2013, 2012, and 2011, the sellers earned payments of $1.1 million, $1.0 million, and $0.5 million, respectively, based upon the achievement of the maximum billing targets for all three periods.
7. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the two years ended December 31, 2015 are as follows (in thousands):

Balance as of January 1, 2014	$15,487
Additions related to acquisition	3,837
Foreign currency translation adjustments	(299)
Balance as of December 31, 2014	19,025
Foreign currency translation adjustments	(228)
Balance as of December 31, 2015	$18,797
Intangible assets are summarized as follows (in thousands):

	As of December 31, 2015			As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$5,223	$(4,336)	$887	$5,299	$(3,891)	$1,408
Customer relationships	2,165	(1,994)	171	2,186	(1,922)	264
Non-competition agreements	150	(36)	114	150	(6)	144
Total	$7,538	$(6,366)	$1,172	$7,635	$(5,819)	$1,816
Annual amortization for the next five years is expected to be as follows (in thousands):

Years ending December 31,
2016	$413
2017	388
2018	305
2019	47
2020	19
8. FURNITURE, FIXTURES AND EQUIPMENT
Furniture, fixtures and equipment consist of the following (in thousands):

	As of December 31,
	2015	2014
Computer equipment and purchased software	$38,929	$34,736
Leasehold improvements	35,380	28,601
Furniture and fixtures	7,347	6,365
Construction in progress	10,153	1,131
Total furniture, fixtures and equipment	91,809	70,833
Less: accumulated depreciation and amortization	(40,766)	(32,254)
Furniture, fixtures and equipment, net	$51,043	$38,579

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Included in furniture, fixtures and equipment, net as of December 31, 2015 and 2014 is approximately $2.7 million of fully depreciated computer equipment and purchased software acquired under capital leases. Total depreciation expense was $10.2 million, $9.8 million, and $6.1 million for the years ended December 31, 2015, 2014, and 2013, respectively. For 2013, this amount included depreciation of assets acquired under capital leases of approximately $0.1 million. Assets included in construction in progress as of December 31, 2015 primarily relate to the Company's build-out of its new office spaces in Iselin, NJ and San Francisco, CA. Assets included in construction in progress as of December 31, 2014 primarily related to the build-out of an additional floor of office space at the Company's corporate headquarters in New York City. Capitalized costs associated with construction in progress are not amortized into depreciation expense until the related space is occupied.
9. DEBT
1.00% Convertible Senior Notes
In August 2013, the Company issued at par value $287.5 million of 1.00% convertible senior notes (the "Notes"). Interest is payable semi-annually in arrears on August 1 and February 1 of each year. The Notes mature on August 1, 2018 unless repurchased or converted in accordance with their terms prior to such date. The Company may not redeem the Notes prior to their maturity date. The Notes are the Company's senior unsecured obligations and are governed by an indenture dated August 12, 2013 between the Company, as issuer, and Wells Fargo Bank, National Association, as trustee.
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
As of December 31, 2015 and 2014, remaining unamortized debt issuance costs of $3.3 million and $4.6 million, respectively, were included in other assets on the Company's consolidated balance sheets.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The Notes consisted of the following components as of December 31, 2015 and 2014 (in thousands):

	As of December 31,
	2015	2014
Equity component, net of equity issue costs	$60,222	$60,222
Liability component:
Principal	287,500	287,500
Less: unamortized debt discount	(34,712)	(46,614)
Net carrying amount	$252,788	$240,886
As of December 31, 2015 and 2014, the estimated fair value of the Notes was $313.0 million and $314.8 million, respectively, which the Company considers to be a Level 2 measurement because it is based upon a recent modeled bid-price quote for the Notes, reflecting activity in a less than active market. As of December 31, 2015, the Notes are not convertible. Based on the closing price of the Company's common stock on December 31, 2015 of $49.29, which is less than the Notes' initial conversion price of $58.05, the if-converted value of the Notes was less than their principal amount.
As of December 31, 2015, the remaining life of the Notes is approximately 31 months.
The following table sets forth total interest expense recognized related to the Notes for the years ended December 31, 2015 and 2014 (in thousands except percentages):

	2015	2014
Contractual interest expense	$2,875	$2,867
Amortization of debt issuance costs	1,278	1,277
Amortization of debt discount	11,902	11,181
Total	$16,055	$15,325

Effective interest rate	6.5%	6.5%
10. LEASE COMMITMENTS
The Company leases certain equipment and office space under noncancelable operating lease agreements which provide for total future minimum annual lease payments as follows (in thousands):

Years ending December 31,
2016	$12,500
2017	13,340
2018	13,510
2019	14,017
2020	14,405
Thereafter	49,323
Total minimum lease payments	$117,095
Rent expense was approximately $12.7 million in 2015, $11.2 million in 2014, and $8.7 million in 2013. The Company had several outstanding standby letters of credit issued in connection with office leases in the amount of $5.7 million and $4.9 million as of December 31, 2015 and 2014, respectively. These standby letters of credit were fully collateralized with restricted cash as of December 31, 2015 and 2014.
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
In May 2009, the Company adopted the 2009 Plan which became effective upon the completion of the IPO in June 2009. The 2009 Plan is a comprehensive incentive compensation plan under which the Company can grant equity-based incentive

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

awards to employees, directors, consultants, and advisors. A total of 5.0 million shares of common stock was initially reserved for issuance under the 2009 Plan, which may be in the form of stock options, nonvested RSAs, RSUs, and other forms of stock-based incentives, including PBRSUs, stock appreciation rights, and deferred stock rights. Stock options are issued with an exercise price equal to the current market price on the date of the grant and generally vest monthly over four years. Nonvested RSAs are not eligible for disposition but entitle the holder to all rights of a holder of common stock, including dividends and voting rights. Nonvested RSAs and their associated dividends are subject to forfeiture under certain circumstances. Since its inception the 2009 Plan has been twice amended and restated to increase the number of shares of common stock that the Company may issue under the 2009 Plan to a total of 11.0 million shares as of December 31, 2015.
Effective January 2014, the Company adopted the Amended and Restated 2014 Employee Stock Purchase Plan. The ESPP allows eligible employees to purchase shares of the Company's common stock at a discount though payroll deductions, and consists of overlapping 24-month offering periods with four six-month purchase periods in each offering period. Employees purchase shares at the lesser of (1) 85% of the fair market value (“FMV”) per share on the first day of the offering period, or (2) 85% of the FMV per share at the end of the relevant purchase period. The ESPP contains a reset provision that automatically cancels the current offering period and enrolls participants in a new offering period in the event that FMV per share at the end of a six-month purchase period is lower than the FMV per share at the first day of the related offering period. The ESPP is a compensatory plan because it provides participants with terms that are more favorable than those offered to other holders of the Company's common stock. Accordingly, the cost of the plan is recorded as stock-based compensation expense. A total of 0.3 million shares of common stock is reserved for issuance under the ESPP as of December 31, 2015.
For the three years ended December 31, 2015, the components of stock-based compensation expense were as follows (in thousands):

	2015	2014	2013
Stock options	$4,941	$5,089	$4,143
Restricted stock awards and units	18,935	13,525	18,099
Performance-based restricted stock units	21,065	16,927	13,901
Employee stock purchase plan	4,046	2,412	—
Total stock-based compensation	$48,987	$37,953	$36,143
The total tax benefit related to stock-based compensation expense was $17.5 million, $13.4 million, and $14.2 million for 2015, 2014, and 2013, respectively.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Stock Options
The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	2015	2014	2013
Expected volatility	43%	43%	43%
Expected life	6 years	6 years	6 years
Risk-free interest rate	1.68%	1.86%	1.48%
Dividend yield	—	—	—
The following table summarizes the status of the Company's stock options as of December 31, 2015, and changes during the year then ended (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	2,330	$18.93
Granted	171	48.19
Exercised	(454)	14.71
Forfeited	(106)	33.18
Expired	(1)	0.31
Outstanding at December 31, 2015	1,940	$21.73	5.79	$54,849
Exercisable at December 31, 2015	1,488	$15.47	4.98	$50,984
Vested and expected to vest at December 31, 2015	1,918	$21.42	5.73	$54,687
The weighted-average grant-date fair value of stock options granted during 2015, 2014, and 2013 was $20.96, $21.18, and $18.06 respectively. The total intrinsic value of stock options exercised during 2015, 2014, and 2013 was $15.7 million, $15.7 million, and $38.4 million, respectively. The total fair value of stock options vested during 2015, 2014, and 2013 was $4.6 million, $5.1 million, and $3.5 million, respectively. As of December 31, 2015, there was $8.1 million in unrecognized compensation cost related to all non-vested stock options granted. This cost is expected to be recognized over a weighted-average remaining period of 2.38 years.
Restricted Stock Awards and Units
The following table summarizes the status of the Company’s time-based nonvested RSAs and RSUs as of December 31, 2015, and changes during the year then ended (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2015	1,383	$30.64
Granted	708	47.03
Vested	(607)	25.16
Forfeited	(129)	39.40
Nonvested at December 31, 2015	1,355	$40.82
The total fair value of RSAs and RSUs vested during 2015, 2014, and 2013 was $31.1 million, $29.4 million, and $44.6 million, respectively. As of December 31, 2015, there was $41.8 million in unrecognized compensation cost related to all nonvested RSAs and RSUs granted. This cost is expected to be recognized over a weighted-average remaining period of 2.33 years.
Performance-Based Restricted Stock Units
During 2015, the Company granted 242 thousand PBRSUs (" 2015 TSR PBRSUs") with market conditions based on the Company's total stockholder return ("TSR") relative to that of the Russell 2000 Index over the one-, two-, and three-year periods

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

ending December 31, 2015, 2016, and 2017, respectively, vesting in equal parts over three years with the number of PBRSUs ultimately earned ranging from zero to 200% of the target number of shares.
During 2014, the Company granted (1) 149 thousand PBRSUs ("2014 Revenue PBRSUs") with performance conditions based on revenue for the year ending December 31, 2014, vesting in equal parts over three years with the number of PBRSUs ultimately earned ranging from zero to 200% of the target number of shares; (2) 74 thousand PBRSUs ("2014 TSR PBRSUs") with market conditions based on the Company's TSR relative to that of the NASDAQ Composite Index for the year ending December 31, 2014, vesting in equal parts over three years with the number of PBRSUs ultimately earned ranging from zero to 200% of the target number of shares. The Company also granted an insignificant number of other PBRSUs with performance conditions based on the achievement of certain individual performance objectives.
During 2013, the Company granted (1) 227 thousand PBRSUs ("2013 Revenue PBRSUs") with performance conditions based on revenue for the year ending December 31, 2013, vesting in equal parts over three years with the number of PBRSUs ultimately earned ranging from zero to 200% of the target number of shares; (2) 114 thousand PBRSUs ("2013 TSR PBRSUs") with market conditions based on the Company's TSR relative to that of the NASDAQ Composite Index for the year ending December 31, 2013, vesting in equal parts over three years with the number of PBRSUs ultimately earned ranging from zero to 200% of the target number of shares; (3) 646 thousand PBRSUs ("Long-Term PBRSUs") with both market and performance conditions based on the Company's compound annual revenue growth rate and absolute TSR over the three-year period ending December 31, 2015, vesting in full on December 31, 2015, with the number of PBRSUs ultimately earned ranging from zero to 300% of the original award. The Company also granted an insignificant number of other PBRSUs with performance conditions based on the achievement of certain individual performance objectives.
The fair value of PBRSUs with market conditions were estimated as of the date of grant using a Monte Carlo valuation model with the following weighted-average assumptions:

	2015 TSR PBRSUs	2014 TSR PBRSUs	2013 TSR PBRSUs	2013 Long-Term PBRSUs
Expected volatility - Medidata	46%	52%	39%	39%
Expected volatility - comparison index	41%	13%	15%	N/A
Risk-free interest rate	0.99%	0.12%	0.16%	0.39%
Expected life	2.88 years	0.89 years	1.00 year	2.86 years
Dividend yield	—	—	—	—
The following table summarizes the status of the Company’s PBRSUs based upon expected performance as of December 31, 2015, and changes during the year then ended (in thousands, except per share data):

	Revenue	TSR	Long-Term	Other	Total Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2015	303	151	1,115	9	1,578	$31.49
Granted (based on performance at 100% of targeted levels)	—	242	—	—	242	66.99
Adjustment related to expected performance	—	53	493	3	549	37.22
Vested	(151)	(76)	(1,600)	(5)	(1,832)	33.28
Forfeited	(16)	(23)	(8)	—	(47)	39.96
Nonvested at December 31, 2015	136	347	—	7	490	$49.86
The total fair value of PBRSUs vested during 2015 and 2014 was $89.7 million and $13.4 million, respectively. No PBRSUs vested prior to 2014. As of December 31, 2015, there was $9.3 million in unrecognized compensation cost related to all nonvested PBRSUs. This cost is expected to be recognized over a weighted-average remaining period of 0.73 years.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Employee Stock Purchase Plan
The fair value of ESPP shares was estimated using the Black-Scholes pricing model with the following weighted-average assumptions:

	2015	2014
Expected volatility	52%	51%
Expected life	1.38 years	1.34 years
Risk-free interest rate	0.31%	0.25%
Dividend yield	—	—
During 2015, 164 thousand shares of common stock were purchased under the ESPP at a weighted-average price of $38.30. During 2014, 136 thousand shares of common stock were purchased under the ESPP at a weighted-average price of $36.96. As of December 31, 2015, there was $2.7 million in unrecognized compensation cost related to ESPP shares. This cost is expected to be recognized over a weighted-average remaining period of 0.84 years.
Modifications
During the second quarter of 2015, the Company entered into a separation agreement with its previous chief financial officer that triggered a modification of a portion of his outstanding stock options, RSAs, and Long-Term PBRSUs, resulting in incremental expense of $1.3 million, all of which was recognized during the second quarter of 2015.
During the fourth quarter of 2014, the Company entered into a separation agreement with a holder of the Company's 2013 Long-Term PBRSUs that resulted in a modification to the holder's award. All historical expense associated with the pre-modification PBRSUs, approximately $2.0 million, was reversed as of the modification date in the fourth quarter of 2014. The total fair value of the replacement PBRSUs of approximately $1.8 million was fully expensed in the fourth quarter of 2014.
Incremental expense associated with other modifications during 2015, 2014, and 2013 was immaterial both individually and in the aggregate.
12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in the balances of each component of accumulated other comprehensive loss during the two years ended December 31, 2015 are as follows (in thousands):

	Foreign currency translation adjustments	Unrealized gains (losses) on available-for-sale securities	Total
Balance as of January 1, 2014	$(127)	$(72)	$(199)
Other comprehensive loss	(1,340)	(373)	(1,713)
Balance as of December 31, 2014	$(1,467)	$(445)	$(1,912)
Other comprehensive loss	(938)	(554)	(1,492)
Balance as of December 31, 2015	$(2,405)	$(999)	$(3,404)
For the years ended December 31, 2015 and 2014 reclassifications of items from accumulated other comprehensive loss to net income were insignificant.
13. EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted-average number of shares outstanding during the period. The holders of unvested RSAs do not have nonforfeitable rights to dividends or dividend equivalents and therefore, such vested awards do not qualify as participating securities and are excluded from the basic earnings per share calculation. Diluted earnings per share includes the determinants of basic net income per share and, in addition, gives effect to the potential dilution that would occur if securities or other contracts to issue common stock are exercised, vested or converted into common stock, unless they are anti-dilutive. As the Company intends to settle the principal amount of the Notes (see Note 9, "Debt") in cash upon conversion, their dilutive effect, if any, will be reflected in diluted earnings per share using the treasury stock method, which considers the number of shares that would be required to settle any premium

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

above principal at the average stock price for the period. During the year ended December 31, 2015, the average price of the Company's stock was below the conversion price of the Notes; as a result the Notes were not dilutive for this period.
A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share for the three years ended December 31, 2015 is shown in the following table (in thousands, except per share data):

	2015	2014	2013
Numerator
Net income	$13,167	$6,092	$16,661
Denominator
Denominator for basic earnings per share:
Weighted-average common shares outstanding	53,717	52,561	51,060
Denominator for diluted earnings per share:
Dilutive potential common shares:
Stock options	888	1,190	1,581
Restricted stock awards and units	483	617	1,030
Performance-based restricted stock units	1,452	879	447
Weighted-average common shares outstanding with assumed conversion	56,540	55,247	54,118
Basic earnings per share	$0.25	$0.12	$0.33
Diluted earnings per share	$0.23	$0.11	$0.31
Antidilutive common stock equivalents excluded from the calculation of dilutive earnings per share for the three years ended December 31, 2015 are shown in the following table (in thousands):

	2015	2014	2013
Stock options	481	357	211
Restricted stock awards and units	7	30	23
Performance-based restricted stock units	3	1	3
Employee stock purchase plan	184	125	—
Total	675	513	237

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

14. INCOME TAXES
For financial reporting purposes, income before income taxes included the following components (in thousands):

	2015	2014	2013
U.S. income	$15,410	$1,241	$14,549
Non-U.S. income	365	5,273	3,833
Income before income taxes	$15,775	$6,514	$18,382
The components of income tax expense are as follows (in thousands):

	2015	2014	2013
Current expense:
U.S. federal and state	$4,329	$9,581	$1,372
Foreign	1,488	1,706	1,165
Current expense	5,817	11,287	2,537
Deferred expense (benefit):
U.S. federal and state	(3,403)	(10,828)	2,381
Foreign	194	(37)	(439)
Valuation allowance	—	—	(2,758)
Deferred benefit	(3,209)	(10,865)	(816)
Total income tax expense	$2,608	$422	$1,721
A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	2015	2014	2013
Tax computed at U.S. federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in effective tax rate resulting from:
State tax expense, net of federal benefit	1.1%	(2.5)%	3.6%
Valuation allowance	—%	—%	(15.0)%
U.S. credits and incentives	(30.7)%	(43.7)%	(19.0)%
Excess compensation deduction	—%	—%	5.2%
Foreign earnings	3.7%	(0.8)%	(1.2)%
Stock-based compensation	5.7%	12.3%	(0.8)%
Other	1.7%	6.2%	1.6%
Effective tax rate	16.5%	6.5%	9.4%

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

As of December 31, 2015 and 2014, the components of deferred tax assets (liabilities) are as follows (in thousands):

	As of December 31,
	2015	2014
Assets:
Net operating loss carryforwards	$3,725	$4,185
Deferred revenue	115	777
Stock-based compensation	13,762	15,418
Debt issuance costs	346	480
Foreign tax credit	995	—
Deferred rent	6,264	4,760
Wire transaction loss	1,908	2,205
Other (1)	4,180	2,829
Gross deferred tax assets	31,295	30,654
Liabilities:
Depreciable and amortizable assets	(7,266)	(6,033)
Convertible notes	(13,235)	(17,759)
Other	(787)	(720)
Gross deferred tax liabilities	(21,288)	(24,512)
Net deferred tax assets	$10,007	$6,142
Net current deferred tax assets	$88	$96
Net long-term deferred tax assets	12,128	8,066
Net current deferred tax liabilities (included in accrued expenses and other)	(1,795)	(1,782)
Net long-term deferred tax liabilities	(414)	(238)
Net deferred tax assets	$10,007	$6,142
(1) Prior period information has been broken out to conform with current period presentation.
As of December 31, 2015 and 2014, the Company had approximately $83.2 million and $32.5 million of federal net operating loss carryforwards ("NOLs") available to offset future taxable income expiring from 2020 through 2035. The total amount of state and local NOLs in aggregate was $48.2 million and $15.1 million as of December 31, 2015 and 2014, respectively, expiring from 2020 through 2035. Certain NOLs are subject to limitations under Section 382 of the Internal Revenue Code.
As of December 31, 2015 and 2014, the federal NOLs included $76.7 million and $23.4 million, respectively, attributable to excess tax deductions on equity award activity which were not included in the recorded deferred tax assets. In addition, as of December 31, 2015 and 2014, the Company had approximately $23.8 million and $14.7 million, respectively, of tax credits which were not included in the recorded deferred tax assets. The tax benefit of these NOLs and credits will be recognized through additional paid-in capital at such time as the attributes are used to reduce income taxes payable.
As of December 31, 2015 and 2014, the Company had no valuation allowance against its deferred tax assets as it is more likely than not that the deferred tax assets will be fully realized. As of December 31, 2012, the Company maintained a valuation allowance against its deferred tax asset related to foreign tax credits, as its future utilization remained uncertain at that time. The net decrease in valuation allowance of $2.8 million during 2013 was due primarily to the utilization of foreign tax credit carryforwards.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The Company has recorded unrecognized tax benefits, which would affect the Company's effective tax rate if recognized, in other long-term liabilities on its consolidated balance sheets. The aggregate changes in the balance of the Company’s gross unrecognized tax benefits for the three years ended December 31, 2015 are as follows (in thousands):

	2015	2014	2013
Gross unrecognized tax benefits as of beginning of period	$4,992	$4,109	$2,946
Increases based on tax positions related to the current year	1,678	438	429
Increases related to tax positions from prior fiscal years	1,444	445	734
Settlements with tax authority	(45)	—	—
Total gross unrecognized tax benefits as of end of period	$8,069	$4,992	$4,109
If recognized, unrecognized tax benefits of approximately $7.7 million would have a net impact on the effective tax rate. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes. Recognized interest and penalties were $0.3 million, $0.2 million, and $0.2 million for 2015, 2014, and 2013, respectively.
The Company regularly reevaluates its tax positions and the associated interest and penalties, if applicable, resulting from audits of federal, state, and foreign income tax filings, as well as changes in tax law (including regulations, administrative pronouncements, and judicial precedents), that would reduce the technical merits of the positions to below more likely than not. The Company believes that its accruals for tax liabilities are adequate for all open years. Many factors are considered in making these evaluations, including past history, recent interpretations of tax law, and the specifics of each matter. Because tax regulations are subject to interpretation and tax litigation is inherently uncertain, these evaluations can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions. The Company applies a variety of methodologies in making these estimates and assumptions.
The Company is subject to audit in various jurisdictions for tax returns for the years 2011 through 2014. The Company has recorded changes in the liability for unrecognized tax benefits for current and prior year tax positions related to ongoing income tax audits in various jurisdictions. The Company's 2012 federal income tax return is currently under examination by the Internal Revenue Service ("IRS"). It expects the audit of its 2012 federal income tax return to close within the next twelve months. It is reasonably possible that the amount of the unrecognized tax benefits related to research and development tax credits could change significantly during that time; however, it is difficult to estimate a range of possible outcomes until the examination closes.
For 2015 and 2014, the Company has not provided for deferred taxes on investments in its foreign subsidiaries as there is no excess of financial reporting basis over tax basis with regard to these subsidiaries. If financial reporting basis exceeds tax basis in the future and the Company does not intend to permanently reinvest the earnings of its foreign subsidiaries, deferred taxes will be provided.
15. COMMITMENTS AND CONTINGENCIES
401(k) Plan—The Company has a pre-tax savings and profit sharing plan (the “401(k) Plan”) under Section 401(k) of the Internal Revenue Code for substantially all employees. Under the 401(k) Plan, eligible employees are able to contribute up to 15% of their compensation not to exceed the maximum IRS annual deferral amount. The Company provides a 50% match of the first 4% of eligible compensation contributed each period by the employees. The maximum match by the Company is therefore 2% of eligible compensation. The Company incurred expense of $2.2 million, $1.7 million, and $1.4 million relating to matching contributions in 2015, 2014, and 2013, respectively.
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
On March 4, 2011, DataTrak International, Inc. ("DataTrak") filed a complaint for alleged patent infringement against the Company in DataTrak International v. Medidata Solutions, C.A. No. 1:11-cv-00458 in the U.S. District Court for the Northern District of Ohio (the "NDOH District Court"). The complaint asserted infringement of U.S. Patent No. 7,464,087 (the “'087 Patent”). On November 6, 2015 the NDOH District Court granted the Company's motion to dismiss DataTrak's complaint on the grounds that the '087 Patent is invalid for lack of patentable subject matter under 35 U.S.C. §101. On January 5, 2016, the Company entered into a settlement agreement resolving all related aspects of its litigation with DataTrak. No monies were exchanged.
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

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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
16. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA
The following table presents the Company’s unaudited selected quarterly financial data for 2015 and 2014 (in thousands, except for share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the fiscal year 2015:
Total revenues	$92,440	$98,084	$103,113	$98,869
Gross profit	70,264	75,173	80,320	76,961
Operating income	3,466	4,987	11,104	9,675
Net income	157	1,513	4,681	6,816
Earnings per share:
Basic	$0.00	$0.03	$0.09	$0.13
Diluted	$0.00	$0.03	$0.08	$0.12
For the fiscal year 2014:
Total revenues	$76,640	$83,223	$85,996	$89,212
Gross profit	55,841	62,249	65,001	67,060
2014 wire transaction loss (1)	—	—	(4,880)	(904)
Operating income	274	7,140	3,575	9,075
Net (loss) income	(1,815)	2,296	161	5,450
(Loss) earnings per share:
Basic	$(0.03)	$0.04	$0.00	$0.10
Diluted	$(0.03)	$0.04	$0.00	$0.10
(1) Amounts represent pre-tax charges associated with the international wire transfer fraud committed against the Company and related investigation costs. For additional details, see Note 2, "2014 Wire Transaction Loss."

Schedule II—Valuation and Qualifying Accounts
The allowance for doubtful accounts as of December 31, 2015 and 2014 was $2.0 million and $1.5 million, respectively. The table below details the activity in the account for the three years ended December 31, 2015 (in thousands):

	2015	2014	2013
Balance at beginning of period	$1,517	$1,055	$747
Charged to costs and expenses	597	648	657
Charged to other accounts	—	—	—
Deductions	(122)	(186)	(349)
Balance at end of period	$1,992	$1,517	$1,055