Form 10-Q
period 2016-03-31
Medidata Solutions, Inc.
filed 2016-05-09
CIK 1453814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
As of May 2, 2016, the registrant had 57,296,821 shares of common stock outstanding.

MEDIDATA SOLUTIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)

MEDIDATA SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2016	December 31, 2015
	(Amounts in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$87,669	$49,562
Marketable securities	235,859	220,126
Accounts receivable, net of allowance for doubtful accounts of $1,758 and $1,992, respectively	77,654	90,590
Prepaid commission expense	2,472	1,670
Prepaid expenses and other current assets	19,469	21,165
Deferred income taxes	94	88
Total current assets	423,217	383,201
Restricted cash	5,756	5,755
Furniture, fixtures and equipment, net	51,919	51,043
Marketable securities – long-term	153,096	209,041
Goodwill	18,662	18,797
Intangible assets, net	1,067	1,172
Deferred income taxes – long-term	12,144	12,128
Other assets (1)	8,065	3,043
Total assets (1)	$673,926	$684,180
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,918	$6,283
Accrued payroll and other compensation	13,472	23,744
Accrued expenses and other	13,804	15,469
Deferred revenue	71,031	75,582
Total current liabilities	100,225	121,078
Noncurrent liabilities:
1.00% convertible senior notes, net (1)	252,895	249,487
Deferred revenue, less current portion	2,748	2,993
Deferred tax liabilities	429	414
Other long-term liabilities	23,276	26,052
Total noncurrent liabilities (1)	279,348	278,946
Total liabilities (1)	379,573	400,024
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $0.01 per share; 200,000 shares authorized; 60,669 and 59,455 shares issued; 57,213 and 56,311 shares outstanding, respectively	606	594
Additional paid-in capital	376,747	364,973
Treasury stock, 3,456 and 3,144 shares, respectively	(109,464)	(100,806)
Accumulated other comprehensive loss	(2,183)	(3,404)
Retained earnings	28,647	22,799
Total stockholders’ equity	294,353	284,156
Total liabilities and stockholders’ equity	$673,926	$684,180
(1) As of December 31, 2015, $3.3 million of unamortized debt issuance costs have been reclassified from other assets to 1.00% convertible senior notes, net, in order to conform to current period presentation. Refer to Note 6, "Debt." for further information.

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2016	2015
	(Amounts in thousands, except per share data)
Revenues
Subscription	$89,968	$78,749
Professional services	14,270	13,691
Total revenues	104,238	92,440
Cost of revenues (1)(2)
Subscription	14,329	11,473
Professional services	10,339	10,703
Total cost of revenues	24,668	22,176
Gross profit	79,570	70,264
Operating costs and expenses
Research and development (1)	28,228	21,911
Sales and marketing (1)(2)	25,458	24,318
General and administrative (1)	19,246	20,569
Total operating costs and expenses	72,932	66,798
Operating income	6,638	3,466
Interest and other income (expense)
Interest expense	(4,127)	(3,958)
Interest income	872	534
Other expense, net	(4)	(34)
Total interest and other expense, net	(3,259)	(3,458)
Income before income taxes	3,379	8
Provision for income taxes	(2,469)	(149)
Net income	$5,848	$157
Earnings per share
Basic	$0.11	$0.00
Diluted	$0.10	$0.00
Weighted average common shares outstanding
Basic	55,119	53,257
Diluted	56,365	55,658
(1) Stock-based compensation expense included in cost of revenues and operating costs and expenses is as follows:
Cost of revenues	1,210	1,248
Research and development	2,194	1,786
Sales and marketing	1,877	2,367
General and administrative	4,969	6,269
Total stock-based compensation	$10,250	$11,670
(2) Amortization of intangible assets included in cost of revenues and operating costs and expenses is as follows:
Cost of revenues	79	179
Sales and marketing	24	29
Total amortization of intangible assets	$103	$208
The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2016	2015
	(Amounts in thousands)
Net income	$5,848	$157
Other comprehensive income (loss)
Foreign currency translation adjustments	(87)	(752)
Unrealized gain on marketable securities	1,308	593
Other comprehensive income (loss)	1,221	(159)
Income tax effect of unrealized gain on marketable securities	—	(274)
Other comprehensive income (loss), net of tax	1,221	(433)
Comprehensive income (loss), net of tax	$7,069	$(276)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities	(Amounts in thousands)
Net income	$5,848	$157
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of intangible assets and depreciation	3,217	2,553
Stock-based compensation	10,250	11,670
Amortization of discounts or premiums on marketable securities	983	1,309
Deferred income taxes	(86)	683
Amortization of debt issuance costs	319	319
Amortization of debt discount	3,089	2,909
Excess tax benefit associated with equity awards	(1,341)	(215)
Provision for doubtful accounts	371	300
Loss on fixed asset disposal	4	—
Changes in operating assets and liabilities:
Accounts receivable	4,635	(16,643)
Prepaid commission expense	(2,738)	(46)
Prepaid expenses and other current assets	1,199	(2,425)
Other assets	(2,590)	1,676
Accounts payable	(1,297)	2,755
Accrued payroll and other compensation	(10,052)	(4,043)
Accrued expenses and other	238	(272)
Deferred revenue	3,134	16,375
Other long-term liabilities	(2,720)	(197)
Net cash provided by operating activities	12,463	16,865
Cash flows from investing activities
Purchases of furniture, fixtures and equipment	(7,589)	(3,451)
Purchases of available-for-sale securities	(28,815)	(49,724)
Proceeds from sale of available-for-sale securities	69,352	71,833
Net cash provided by investing activities	32,948	18,658
Cash flows from financing activities
Proceeds from exercise of stock options	194	3,702
Proceeds from employee stock purchase plan	1,819	1,519
Excess tax benefit associated with equity awards	1,341	215
Repayment of obligations under capital leases	—	(9)
Acquisition of treasury stock	(10,831)	(8,928)
Net cash used in financing activities	(7,477)	(3,501)
Effect of exchange rate changes on cash and cash equivalents	173	(67)
Net increase in cash and cash equivalents	38,107	31,955
Cash and cash equivalents – Beginning of period	49,562	39,517
Cash and cash equivalents – End of period	$87,669	$71,472

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (Unaudited)

	Three Months Ended March 31,
	2016	2015
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,438	$1,438
Income taxes	$794	$281

Noncash activities:
Furniture, fixtures, and equipment acquired but not yet paid for at period-end	$951	$953

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
Except to the extent updated or described below, the Company’s significant accounting policies as of March 31, 2016 are the same as those at December 31, 2015, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission (“SEC”) on February 29, 2016.
Basis of Presentation — The accompanying interim condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015, the condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015, the condensed consolidated statements of comprehensive income for the three months ended March 31, 2016 and 2015, and the condensed consolidated statements of cash flows for the three months ended March 31, 2016 and 2015 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC for interim financial reporting. Accordingly, certain information and footnote disclosures have been condensed or omitted pursuant to SEC rules that would ordinarily be required by U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto for the fiscal year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2016.
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments consisting of normal recurring accruals considered necessary to present fairly the Company’s financial position as of March 31, 2016, results of its operations for the three months ended March 31, 2016 and 2015, comprehensive income for the three months ended March 31, 2016 and 2015, and cash flows for the three months ended March 31, 2016 and 2015. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
Income Taxes — The Company’s interim period provision for income taxes is computed by using an estimate of the annual effective tax rate, adjusted for discrete items taken into account in the relevant period, if any. Each quarter, the annual effective income tax rate is recomputed and if there are material changes in the estimate, a cumulative adjustment is made.
Accounts Receivable — Accounts receivable are recorded at original invoice amount less an allowance that management believes will be adequate to absorb estimated losses on uncollectible accounts. This allowance is based on an evaluation of the collectability of accounts receivable and prior bad debt experience. Accounts receivable are written off when deemed uncollectible. Unbilled receivables consist of revenue recognized in excess of billings, substantially all of which is expected to be billed and collected within one year. As of March 31, 2016 and December 31, 2015, unbilled accounts receivable of $8.7 million and $10.3 million, respectively, were included in accounts receivable on the Company's consolidated balance sheets. In general, there is a direct relationship between the Company's accounts receivable balance and its transaction volume.
Recently Adopted Accounting Pronouncements — In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15, Presentation of Financial Statements—Going Concern. This new guidance formally establishes management's responsibility to evaluate at each reporting period whether there is substantial doubt about the entity's ability to continue as a going concern for a period of one year after the date the financial statements are issued, and to provide related footnote disclosures. ASU No. 2014-15 is effective for annual reporting periods ending after December 15, 2016, and for interim and annual periods thereafter. The Company will adopt ASU No. 2014-15 for the annual reporting period ending December 31, 2016, and the adoption is not expected to have a material impact on its consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. ASU No. 2015-03 requires that debt issuance costs be presented not as an asset but as a reduction of the carrying amount of the related debt liability, similar to a debt discount. ASU No. 2015-03 is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods, with early adoption permitted. The Company adopted ASU No. 2015-03 retrospectively on January 1, 2016, and the adoption did not have a material impact on its consolidated financial statements, aside from a balance sheet reclassification. Refer to Note 6, "Debt," for details.
In April 2015, the FASB issued ASU No. 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance on whether an entity should account for the fees paid as a customer under a cloud computing arrangement as a license of internal-use software or as a service contract. ASU No. 2015-05 is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods, with early adoption permitted. The Company adopted ASU No. 2015-05 prospectively on January 1, 2016, and the adoption did not have a material impact on its consolidated financial statements as the Company accounts for all subscription fees paid under its cloud computing arrangements as service contracts.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In May 2015, the FASB issued ASU No. 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU No. 2015-07 removes the requirement to categorize within the fair value hierarchy those investments that are measured at fair value using net asset value per share as a practical expedient and requires that sufficient information be provided to permit reconciliation of the fair value of assets categorized within the fair value hierarchy to amounts presented on the balance sheets. ASU No. 2015-07 is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods, with early adoption permitted. The Company adopted ASU No. 2015-07 retrospectively on January 1, 2016, and the adoption did not have a material impact on its consolidated financial statements.
Recently Issued Accounting Pronouncements — There have been no changes in the expected dates of adoption or estimated effects on the Company's consolidated financial statements of recently issued accounting pronouncements from those disclosed in the Company’s Annual Report on Form 10-K, except as described below.
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which enhances the reporting model for financial instruments by amending certain aspects of existing guidance on recognition, measurement, presentation, and disclosure to provide financial statement users with more decision-useful information. ASU No. 2016-01 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company will adopt ASU No. 2016-01 on January 1, 2018, and is presently evaluating the impact of the adoption on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases, which replaces previous lease guidance in its entirety with Accounting Standards Codification ("ASC") 842, Leases. The new guidance requires lessees to recognize lease assets and lease liabilities for those arrangements classified as operating leases under previous guidance, with the exception of leases with a term of twelve months or less. The new guidance also adds quantitative and qualitative disclosure requirements around leasing activities. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, and requires a modified retrospective approach. Early adoption is permitted. The Company will adopt ASU No. 2016-02 on January 1, 2019, and is presently evaluating the impact of the adoption on its consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liability, and classification on the statement of cash flows. ASU No. 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. The Company will adopt ASU No. 2016-09 no later than January 1, 2017 but is presently evaluating the impact of the adoption on its consolidated financial statements, and may consider early adoption.
2. STOCKHOLDERS' EQUITY
Common Stock — Common stockholders are entitled to one vote for each share of common stock held. Common stockholders may receive dividends if and when the Board of Directors determines, at its sole discretion.
Treasury Stock — From time to time, the Company grants nonvested restricted stock awards ("RSAs"), restricted stock units ("RSUs"), and performance-based restricted stock units ("PBRSUs") to its employees pursuant to the terms of its Second Amended and Restated 2009 Long-Term Incentive Plan (the “2009 Plan”). Under the provisions of the 2009 Plan, unless otherwise elected, participants fulfill their related income tax withholding obligation by having shares withheld at the time of vesting. On the date of vesting, the Company divides the participant's income tax withholding obligation in dollars by the closing price of its common stock and withholds the resulting number of vested shares. The shares withheld are then transferred to the Company's treasury stock at cost for future reissuance. During the three months ended March 31, 2016 and 2015, the Company withheld 257,878 shares at an average price of $33.57 and 185,275 shares at an average price of $46.54, respectively, in connection with the vesting of equity awards.
Nonvested restricted stock awards forfeited by plan participants are transferred to the Company's treasury stock at par. During the three months ended March 31, 2016 and 2015, 54,161 and 25,427 forfeited shares, respectively, were transferred to treasury stock at their par value of $0.01.
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

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table provides the Company’s marketable securities by security type as of March 31, 2016 and December 31, 2015 (in thousands):

	As of March 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper and corporate bonds	$351,957	$100	$(405)	$351,652
U.S. government agency debt securities	37,305	7	(9)	37,303
Total	$389,262	$107	$(414)	$388,955

	As of December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper and corporate bonds	$401,824	$—	$(1,522)	$400,302
U.S. government agency debt securities	28,958	2	(95)	28,865
Total	$430,782	$2	$(1,617)	$429,167
Contractual maturities of the Company’s marketable securities as of March 31, 2016 and December 31, 2015 are summarized as follows (in thousands):

	As of March 31, 2016		As of December 31, 2015
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in one year or less	$236,024	$235,859	$220,492	$220,126
Due in one to five years	153,238	153,096	210,290	209,041
Total	$389,262	$388,955	$430,782	$429,167
At March 31, 2016, the Company had $0.4 million of gross unrealized losses primarily due to a decrease in the fair value of certain corporate bonds.
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
As the Company has the ability and intent to hold these investments until a recovery of fair value, which may be until maturity, the Company has determined that the gross unrealized losses on such investments at March 31, 2016 are temporary in nature. Accordingly, the Company did not consider its investments in marketable securities to be other-than-temporarily impaired as of March 31, 2016.
The following tables provide the fair market value and the gross unrealized losses of the Company's marketable securities with unrealized losses, aggregated by security type, as of March 31, 2016 and December 31, 2015 (in thousands):

	In Loss Position for Less than 12 Months
	As of March 31, 2016		As of December 31, 2015
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper and corporate bonds	$180,691	$(304)	$359,566	$(1,443)
U.S. government agency debt securities	16,297	(9)	25,863	(95)
Total	$196,988	$(313)	$385,429	$(1,538)

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	In Loss Position for More than 12 Months
	As of March 31, 2016		As of December 31, 2015
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper and corporate bonds	$69,463	$(101)	$38,726	$(79)
Total	$69,463	$(101)	$38,726	$(79)
During the three months ended March 31, 2016 and 2015, the Company recorded an insignificant amount of net realized gains from the sale of marketable securities.
4. FAIR VALUE
The following table summarizes, as of March 31, 2016 and December 31, 2015, our financial assets that are measured at fair value on a recurring basis, according to the fair value hierarchy described in our significant accounting policies included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (in thousands):

	As of March 31, 2016			As of December 31, 2015
	Fair Value Measurement Using			Fair Value Measurement Using
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash	57,207	—	57,207	48,917	—	48,917
Money market funds	30,462	—	30,462	645	—	645
Total cash and cash equivalents	87,669	—	87,669	49,562	—	49,562
Commercial paper and corporate bonds	—	351,652	351,652	—	400,302	400,302
U.S. government agency debt securities	—	37,303	37,303	—	28,865	28,865
Total marketable securities	—	388,955	388,955	—	429,167	429,167
Total financial assets measured at fair value on a recurring basis	87,669	388,955	476,624	49,562	429,167	478,729
As of March 31, 2016 and December 31, 2015, the Company had no financial liabilities measured at fair value on a recurring basis, and none of its financial assets measured at fair value on a recurring basis relied upon Level 3 inputs.
Investments in commercial paper, corporate bonds, and U.S. government agency debt securities have been classified as Level 2 as they are valued using quoted prices in less active markets or other directly or indirectly observable inputs. Fair values of corporate bonds and U.S. government agency debt securities were derived from a consensus or weighted-average price based on input of market prices from multiple sources at each reporting period. With regard to commercial paper, all of the securities had high credit ratings and one year or less to maturity; therefore, fair value was derived from accretion of purchase price to face value over the term of maturity or quoted prices for similar instruments if available. During the three months ended March 31, 2016 and 2015, there were no transfers of financial assets between Level 1 and Level 2.
The carrying amounts of all other current financial assets and current financial liabilities reflected in the consolidated balance sheets approximate fair value due to their short-term nature.
5. GOODWILL AND INTANGIBLE ASSETS
The change in the carrying amount of goodwill during the three months ended March 31, 2016 was as follows (in thousands):

Balance as of January 1, 2016	$18,797
Foreign currency translation adjustments	(135)
Balance as of March 31, 2016	$18,662

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Intangible assets are summarized as follows (in thousands):

	As of March 31, 2016			As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	$5,177	$(4,370)	$807	$5,223	$(4,336)	$887
Customer relationships	2,153	(1,999)	154	2,165	(1,994)	171
Non-competition agreements	150	(44)	106	150	(36)	114
Total	$7,480	$(6,413)	$1,067	$7,538	$(6,366)	$1,172
Annual amortization for the next five years is expected to be as follows (in thousands):

Remainder of year ending December 31, 2016	$309
Years ending December 31,
2017	387
2018	305
2019	47
2020	19
6. DEBT
The Company's 1.00% convertible senior notes (the "Notes"), issued in August 2013, consisted of the following components as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Equity component, net of equity issue costs	$60,222	$60,222
Liability component:
Principal	287,500	287,500
Less: unamortized debt discount	(31,624)	(34,712)
Less: unamortized debt issuance costs	(2,981)	(3,301)
Net carrying amount	$252,895	$249,487
On January 1, 2016, the Company retrospectively adopted ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires unamortized debt issuance costs to be presented as a reduction of the carrying amount of the related debt liability, similar to a debt discount. This resulted in the reclassification of $3.3 million in unamortized debt issuance costs from other assets to 1.00% convertible senior notes on the Company's consolidated balance sheet as of December 31, 2015.
As of March 31, 2016 and December 31, 2015, the estimated fair value of the Notes was $290.7 million and $313.0 million, respectively. The Company considers this disclosure to be a Level 2 measurement because it is based upon a recent modeled bid-price quote for the Notes, reflecting activity in a less than active market. As of March 31, 2016, the Notes are not convertible. Based on the closing price of the Company's common stock on March 31, 2016 of $38.71, which is less than the Notes' initial conversion price of $58.05, the if-converted value of the Notes was less than their principal amount.
As of March 31, 2016, the remaining life of the Notes was approximately 28 months.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table sets forth total interest expense recognized related to the Notes for the three months ended March 31, 2016 and 2015 (in thousands except percentages):

	Three Months Ended March 31,
	2016	2015
Contractual interest expense	$719	$719
Amortization of debt issuance costs	319	319
Amortization of debt discount	3,089	2,909
Total	$4,127	$3,947

Effective interest rate	6.5%	6.5%
7. STOCK-BASED COMPENSATION
For the three months ended March 31, 2016 and 2015, the components of stock-based compensation expense were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Stock options	$1,055	$1,147
Restricted stock awards and units	5,478	4,221
Performance-based restricted stock units	2,634	5,205
Employee stock purchase plan	1,083	1,097
Total stock-based compensation	$10,250	$11,670
Stock Options
The fair value of each stock option granted during the three months ended March 31, 2016 and 2015 was estimated on the date of grant using a Black-Scholes pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2016	2015
Expected volatility	43%	—
Expected life	6 years	—
Risk-free interest rate	1.50%	—
Dividend yield	—	—
The following table summarizes the status of the Company's stock options as of March 31, 2016, and changes during the three months then ended (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	1,940	$21.73
Granted	59	39.11
Exercised	(22)	8.82
Forfeited	(30)	46.48
Expired	(1)	1.60
Outstanding at March 31, 2016	1,946	$22.03	5.77	$37,449
Exercisable at March 31, 2016	1,496	$15.50	4.91	$36,527
Vested and expected to vest at March 31, 2016	1,890	$21.33	5.67	$37,421

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2016 was $16.94. No stock options were granted during the three months ended March 31, 2015. The total intrinsic value of stock options exercised during the three months ended March 31, 2016 and 2015 was $0.7 million and $7.3 million, respectively. The total fair value of stock options vested during the three months ended March 31, 2016 and 2015 was $0.8 million and $1.3 million, respectively. As of March 31, 2016, there was $8.0 million in unrecognized compensation cost related to all non-vested stock options granted. This cost is expected to be recognized over a weighted-average remaining period of 2.52 years.
Restricted Stock Awards and Units
The following table summarizes the status of the Company’s nonvested time-based RSAs and RSUs as of March 31, 2016, and changes during the three months then ended (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2016	1,355	$40.82
Granted	901	35.44
Vested	(278)	40.18
Forfeited	(59)	42.58
Nonvested at March 31, 2016	1,919	$38.33
The total fair value of RSAs and RSUs vested during the three months ended March 31, 2016 and 2015 was $9.4 million and $9.0 million, respectively. As of March 31, 2016, there was $66.3 million in unrecognized compensation cost related to all nonvested RSAs and RSUs granted. This cost is expected to be recognized over a weighted-average remaining period of 2.87 years.
Performance-Based Restricted Stock Units
During the three months ended March 31, 2016, the Company granted 223 thousand PBRSUs ("2016 TSR PBRSUs") with market conditions based on the Company's total stockholder return ("TSR") relative to that of the Russell 2000 Index over the three-year period ending December 31, 2018, vesting in full in three years with the number of PBRSUs ultimately earned ranging from zero to 200% of the target number of shares. The Company also granted an insignificant number of other PBRSUs with performance conditions based on achievement of certain individual performance objectives.
During the three months ended March 31, 2015, the Company granted 242 thousand PBRSUs ("2015 TSR PBRSUs") with market conditions based on the Company's TSR relative to that of the Russell 2000 Index over the one-, two-, and three-year periods ending December 31, 2015, 2016, and 2017, respectively, vesting in equal parts over three years with the number of PBRSUs ultimately earned ranging from zero to 200% of the target number of shares.
The fair value of PBRSUs with market conditions granted during the three months ended March 31, 2016 and 2015 was estimated as of the date of grant using a Monte Carlo valuation model with the following weighted average assumptions:

	2016 TSR PBRSUs	2015 TSR PBRSUs
Expected volatility - Medidata	48%	46%
Expected volatility - comparison index	43%	41%
Expected life	2.84 years	2.88 years
Risk-free interest rate	0.91%	0.99%
Dividend yield	—	—

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the status of the Company’s PBRSUs based upon expected performance as of March 31, 2016, and changes during the three months then ended (in thousands, except per share data):

	Revenue	TSR	Other	Total Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2016	136	347	7	490	$49.86
Granted (based on performance at 100% of targeted levels)	—	223	16	239	46.45
Adjustment related to expected performance	—	(88)	—	(88)	53.64
Vested	(136)	(164)	—	(300)	38.47
Forfeited	—	(6)	—	(6)	68.61
Nonvested at March 31, 2016	—	312	23	335	$56.30
The total fair value of PBRSUs vested during the three months ended March 31, 2016 and 2015 was $10.0 million and $10.6 million, respectively. As of March 31, 2016, there was $17.1 million in unrecognized compensation cost related to all nonvested PBRSUs. This cost is expected to be recognized over a weighted-average remaining period of 2.30 years.
Employee Stock Purchase Plan
The fair value of ESPP shares was estimated using a Black-Scholes pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2016	2015
Expected volatility	46%	51%
Expected life	1.68 years	1.56 years
Risk-free interest rate	0.58%	0.35%
Dividend yield	—	—
No shares were purchased under the ESPP during the three months ended March 31, 2016 and 2015. As of March 31, 2016, there was $3.7 million in unrecognized compensation cost related to ESPP shares. This cost is expected to be recognized over a weighted-average remaining period of 1.16 years.
Modifications
Net incremental expense associated with modifications during the three months ended March 31, 2016 was $0.2 million in the aggregate and immaterial on an individual basis.
8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in the balances of each component of accumulated other comprehensive loss during the three months ended March 31, 2016 are as follows (in thousands):

	Foreign currency translation adjustments	Unrealized gains (losses) on marketable securities	Total
Balance as of January 1, 2016	$(2,405)	$(999)	$(3,404)
Other comprehensive income, net of tax	(87)	1,308	1,221
Balance as of March 31, 2016	$(2,492)	$309	$(2,183)
For the three months ended March 31, 2016 and 2015, reclassifications of items from accumulated other comprehensive loss to net income were insignificant.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

9. EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted-average number of shares outstanding during the period. The holders of unvested RSAs do not have nonforfeitable rights to dividends or dividend equivalents and therefore, such unvested awards do not qualify as participating securities and are excluded from the basic earnings per share calculation. Diluted earnings per share includes the determinants of basic net income per share and, in addition, gives effect to the potential dilution that would occur if securities or other contracts to issue common stock are exercised, vested, or converted into common stock, unless they are antidilutive. As the Company intends to settle the principal amount of the Notes (see Note 6, "Debt") in cash upon conversion, their dilutive effect, if any, will be reflected in diluted earnings per share using the treasury stock method, which considers the number of shares that would be required to settle any premium above principal at the average stock price for the period. During the three months ended March 31, 2016, the average price of the Company's stock was below the conversion price of the Notes; as a result the Notes were not dilutive for this period.
A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share for the three months ended March 31, 2016 and 2015 is shown in the following table (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Numerator
Net income	$5,848	$157
Denominator
Denominator for basic earnings per share:
Weighted average common shares outstanding	55,119	53,257
Denominator for diluted earnings per share:
Dilutive potential common shares:
Stock options	744	985
Restricted stock awards and units	341	499
Performance-based restricted stock units	161	917
Weighted average common shares outstanding with assumed conversion	56,365	55,658
Basic earnings per share	$0.11	$0.00
Diluted earnings per share	$0.10	$0.00
Antidilutive common stock equivalents excluded from the calculation of diluted earnings per share for the three months ended March 31, 2016 and 2015 are shown in the following table (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Stock options	616	452
Restricted stock awards and units	72	13
Performance-based restricted stock units	131	128
Employee stock purchase plan	417	306
Total	1,236	899
10. INCOME TAXES
The Company had approximately $4.6 million and $8.1 million of gross unrecognized tax benefits as of March 31, 2016 and December 31, 2015, respectively. The $3.5 million decrease in gross unrecognized tax benefits during the three months ended March 31, 2016 was primarily the result of the Internal Revenue Service ("IRS") concluding its examination of the Company's 2012 federal income tax return. The Company redetermined its unrecognized tax benefits, including similar items in open tax years, based on the agreed adjustments with the IRS and other associated information and analysis, resulting in a discrete item in the quarter.

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

12. SUBSEQUENT EVENT
On April 1, 2016, the Company acquired Intelemage, LLC ("Intelemage"), a medical image sharing and workflow management company. This acquisition broadens the Company's offerings with the addition of digital image management, enhancing its value proposition for medical device companies that rely heavily on these capabilities. Total cash consideration associated with the acquisition is expected to be approximately $19 million, subject to purchase accounting adjustments. The accounting for this business combination is not yet complete; the Company's consolidated financial statements for the three and six months ending June 30, 2016 will reflect such purchase accounting and the revenues and expenses of the acquiree since the date of acquisition.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in the future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to the factors discussed under the “Risk Factors” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission ("SEC") on February 29, 2016.
The following is a discussion and analysis of our financial condition and results of operations and should be read together with our condensed consolidated financial statements and related notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
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
Subscription revenues, which are comprised of fees from clients accessing our cloud-based solutions, represented 86% of our revenues for the first three months of 2016. Professional services revenues, which are derived from the provision of services that help our clients realize higher value in their clinical development processes, represented 14% of total revenues.
First Quarter 2016 Highlights

•	Total revenues increased 13% compared with the first quarter of 2015, with subscription and professional services revenues growing 14% and 4%, respectively.

•	We ended the first quarter with 630 clients, up 22% compared with this time last year.

•
We continued to make strategic investments in research and development and in our sales force. As compared with the first quarter of 2015, research and development expenses increased 29% and sales and marketing expenses increased 5%.

•	Operating income was $6.6 million, up 92% compared with $3.5 million in the first quarter of 2015.

•	Net income for the first quarter of 2016 was $5.8 million compared with $0.2 million in the first quarter of 2015.

Results of Operations
Revenues
Revenues for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2015	2015	Change
Revenues:	(amounts in thousands except percentages)
Subscription	$89,968	$78,749	14.2%
Percentage of total revenues	86.3%	85.2%
Professional services	14,270	13,691	4.2%
Percentage of total revenues	13.7%	14.8%
Total revenues	$104,238	$92,440	12.8%
Year-over-year growth in subscription revenues resulted from major platform customer wins and increased sales to our existing large and mid-size customers, both from expanded usage of current solutions and adoption of additional solutions from our technology platform, such as our offerings for risk-based monitoring, mobile and patient data capture, and randomization. We added 36 customers in the three months ended March 31, 2016 to end the quarter with 630 customers, up 22% compared with March 31, 2015. Of the 36 new customers added during the quarter, 19% were from APAC, a direct result of our level of investment in the region. As of March 31, 2016 we had remaining subscription backlog of $235 million, representing the future contract value of outstanding arrangements, billed and unbilled, to be recognized during the rest of 2016, excluding renewals. This reflects an increase of 12% compared with remaining subscription backlog of $209 million at March 31, 2015.
Year-over-year growth in professional services revenues for the three months ended March 31, 2016 resulted from increased demand from new and existing customers for implementation and other professional services.
Cost of Revenues
Cost of revenues for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended March 31,
	2016	2015	Change
Cost of revenues:	(amounts in thousands except percentages)
Subscription	$14,329	$11,473	24.9%
Percentage of total revenues	13.8%	12.4%
Professional services	10,339	10,703	(3.4)%
Percentage of total revenues	9.9%	11.6%
Total cost of revenues	$24,668	$22,176	11.2%
Percentage of total revenues	23.7%	24.0%

Gross profit	$79,570	$70,264	13.2%
Gross margin	76.3%	76.0%

Subscription margin	84.1%	85.4%
Professional services margin	27.5%	21.8%
Year-over-year growth in cost of subscription revenues was primarily due to increased expenses associated with software-related contracts with outside vendors and higher third-party cloud hosting costs resulting from increased platform activity and platform enhancements. Additionally, our business growth drove a year-over-year headcount increase of roughly 10%, resulting in increased personnel-related costs. Subscription gross margin decreased to 84.1% for the three months ended March 31, 2016 compared with 85.4% for the three months ended March 31, 2015 as a result of investments in our service delivery and hosting infrastructure and staff to support future growth.
Aside from a benefit related to the recognition of the New Jersey Business Employment Incentive Program ("NJ BEIP") grant during the three months ended March 31, 2016, cost of professional services revenues remained consistent year-over-year due to strong utilization of resources. Refer to "Operating Costs and Expenses" below for further information on the NJ BEIP.

Overall gross margin increased to 76.3% for the three months ended March 31, 2016 compared with 76.0% for the three months ended March 31, 2015, driven by significant growth in our higher-margin subscription revenues and improved professional services margin.
Operating Costs and Expenses
Operating costs and expenses for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015	Change
Operating costs and expenses:	(amounts in thousands except percentages)
Research and development	$28,228	$21,911	28.8%
Percentage of total revenues	27.1%	23.7%
Sales and marketing	25,458	24,318	4.7%
Percentage of total revenues	24.4%	26.3%
General and administrative	19,246	20,569	(6.4)%
Percentage of total revenues	18.4%	22.3%
Total operating costs and expenses	$72,932	$66,798	9.2%
Percentage of total revenues	69.9%	72.3%

Operating income	$6,638	$3,466	91.5%
Operating margin	6.4%	3.7%
The year-over-year growth in research and development expenses was primarily driven by a net increase in personnel-related costs of $4.1 million for the three months ended March 31, 2016, resulting from a 24% headcount increase due to our hiring of skilled engineering talent. Increased fees for specialized consultants and outside experts of $1.7 million, associated with investments to enhance the value of our platform, also contributed to the growth in research and development expenses.
The year-over-year growth in sales and marketing expenses was predominantly driven by a net increase in personnel-related costs of $0.6 million for the three months ended March 31, 2016, resulting from a 17% headcount increase to expand our global sales organization and partner team, partially offset by a decrease in stock-based compensation expense due to certain material equity awards becoming fully vested during the fourth quarter of 2015 and first quarter of 2016.
The year-over-year decline in general and administrative expenses was largely driven by a decrease in stock-based compensation expense of $1.3 million for the three months ended March 31, 2016 associated with certain material equity awards becoming fully vested during the fourth quarter of 2015 and first quarter of 2016, as well as lower legal fees.
In the first quarter of 2016, the state of New Jersey enacted legislation that allows us to recognize grants associated with the NJ BEIP, which incentivizes businesses to locate and expand jobs in New Jersey. The benefits of these grants have been applied against the underlying salary expense relating to our employees in research and development, sales and marketing, and general and administrative functions in New Jersey, reducing total operating expenses by $2.3 million for the three months ended March 31, 2016.
Income Taxes
Provision for income taxes for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended March 31,
	2016	2015
	(amounts in thousands)
Provision for income taxes	$(2,469)	$(149)
The difference between our effective tax rate and the U.S. statutory rate is primarily due to the relative mix of pre-tax income subject to tax in various jurisdictions, non-deductible expenses, investment in U.S. property under Internal Revenue Code Section 956, change in tax reserves, and U.S. tax incentives. In the first quarter of 2016, the Internal Revenue Service concluded its examination of our 2012 federal income tax return. As a result, we redetermined our unrecognized tax benefits for previously recorded reserves, resulting in a material discrete item in the quarter.
Our quarterly tax provision and quarterly estimate of the annual effective tax rate are subject to significant variation due to several factors, including variability in accuracy of predictions of pre-tax book and taxable income or loss, the mix of jurisdictions to which they relate, and changes in tax law in the jurisdictions in which we conduct business. We expect our annual effective tax rate for 2016 to be closer to the U.S. statutory rate.

Critical Accounting Estimates
Our condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions about certain items and future events. These estimates inherently involve levels of subjectivity and judgment and may have a material impact on our financial condition or results of operations. Accordingly, actual results could differ from those estimates. Our critical accounting estimates as of March 31, 2016 are the same as those at December 31, 2015, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Also see Note 1, "Summary of Significant Accounting Policies," to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which discusses our significant accounting policies.
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
Liquidity and Capital Resources
We believe that our cash flows from operations, cash and cash equivalents, and highly liquid marketable securities will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for the foreseeable future. Our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors, including any expansion of our business that we may complete. The following table presents selected financial information related to our liquidity and capital resources as of March 31, 2016 and December 31, 2015, and for the three-month periods ended March 31, 2016 and 2015 (in thousands):

	March 31, 2016	December 31, 2015
Cash, cash equivalents, and marketable securities	$476,624	$478,729
Furniture, fixtures and equipment, net	51,919	51,043
1.00% convertible senior notes, net	252,895	249,487

	Three months ended March 31,
	2016	2015
Cash provided by operating activities	$12,463	$16,865
Cash provided by investing activities	32,948	18,658
Cash used in financing activities	(7,477)	(3,501)
Cash, Cash Equivalents, and Marketable Securities
For the three months ended March 31, 2016, cash provided by operating activities of $12.5 million was driven by strong customer collections, partially offset by operating expenditures and cash interest expense on our 1.00% convertible senior notes. Cash provided by investing activities of $32.9 million consisted of net sales of marketable securities of $40.5 million partially offset by cash payments for capital expenditures of $7.6 million. Cash used in financing activities of $7.5 million resulted primarily from the acquisition of $10.8 million of treasury stock in connection with equity plan participant tax withholdings upon vesting, partially offset by equity plan proceeds of $2.0 million.
For the three months ended March 31, 2015, cash provided by operating activities of $16.9 million was driven by strong customer collections, partially offset by operating expenditures and cash interest expense on our 1.00% convertible senior notes. Cash provided by investing activities of $18.7 million of net sales of marketable securities of $22.1 million partially offset by cash payments for capital expenditures of $3.5 million. Cash used in financing activities of $3.5 million resulted primarily from the acquisition of $8.9 million of treasury stock in connection with equity plan participant tax withholdings upon vesting, partially offset by equity plan proceeds of $5.2 million.
Capital Assets
We acquired $3.8 million in capital assets during the three months ended March 31, 2016, predominantly related to our new office spaces in Iselin, NJ and San Francisco, CA. Our actual cash payments for capital expenditures during the three months ended March 31, 2016 were $7.6 million. We expect to acquire approximately $11 to $13 million in additional capital assets during the remainder of 2016, primarily related to data center investments.

Debt
In August 2013, we issued $287.5 million of 1.00% convertible senior notes (the "Notes") that will mature on August 1, 2018 unless earlier repurchased or converted. Upon conversion, we will deliver to the holders of the Notes either cash, shares of our common stock, or a combination thereof, at our election. If converted, we intend to settle the principal amount of the Notes in cash and any excess conversion value beyond the principal amount in shares of our common stock, cash, or a combination thereof. As of March 31, 2016, the Notes are not convertible and therefore are classified as long term liabilities in our condensed consolidated balance sheet. For further information, see Note 6, “Debt,” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Contractual Obligations, Commitments and Contingencies
The table below summarizes the aggregate effect that our material contractual obligations as of March 31, 2016 are expected to have on our cash flows in the periods indicated (in thousands):

	Payments Due by Period
	Total	Remainder of 2016	2017 - 2018	2019 - 2020	2021 and later
Contractual Obligations:
1.00% convertible senior notes	$287,500	$—	$287,500	$—	$—
Interest payments on convertible senior notes	7,188	1,438	5,750	—	—
Operating lease obligations	116,163	10,206	28,068	28,566	49,323
Total	$410,851	$11,644	$321,318	$28,566	$49,323
Legal Matters
For a discussion of legal matters, refer to Note 11, "Commitments and Contingencies — Legal Matters," to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 3.     Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
We had unrestricted cash and cash equivalents totaling $87.7 million at March 31, 2016. Our cash equivalents are invested principally in money market funds. We also had investments in marketable securities, which we classify as available-for-sale securities, totaling $389.0 million at March 31, 2016. Substantially all of our marketable securities are fixed income securities, which primarily consist of high quality commercial paper and corporate bonds. Due to the short duration, laddered maturities, and high credit ratings of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.
Exchange Rate Sensitivity
Our five non-U.S. operating subsidiaries are located in the United Kingdom, Japan, South Korea, Singapore, and China. The functional currencies for these subsidiaries are the respective local currencies. We have exposure to exchange rate movements that are captured in translation adjustments for these subsidiaries. Such cumulative adjustments are recorded in accumulated other comprehensive income (loss). The estimated potential translation loss for the three months ended March 31, 2016 resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounted to $1.5 million.
We bill our customers primarily in U.S. dollars. Any billings in foreign currency are billed from Medidata Solutions, Inc., a U.S. entity, and are mainly denominated in Euros, British pounds sterling, Australian dollars, and Canadian dollars. Our foreign currency-denominated costs and expenses are mainly incurred by our five non-U.S. operating subsidiaries. Accordingly, future changes in currency exchange rates will impact our future operating results. For the three months ended March 31, 2016, 5.3% of our revenues and 14.7% of our expenses were denominated in foreign currencies. Gains and losses arising from transactions denominated in foreign currencies are recorded as foreign currency transaction gains (losses) in general and administrative expenses on our condensed consolidated statements of operations and amounted to $0.4 million for the three months ended March 31, 2016.
Inflation
We do not believe that inflation has had a material impact on our business, financial condition, or results of operations.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2016, an evaluation was performed with the participation of our Disclosure Committee and our management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon such evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2016.
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
Item 1A.    Risk Factors
We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 are those that we believe are the material risks we face. There have been no material changes in our risk factors since our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Any of those disclosed risk factors or additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could have a material adverse effect on our business, financial condition and results of operations.
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
A summary of our repurchases of shares of our common stock for the three months ended March 31, 2016 is as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs
January 1 – January 31, 2016	886	$48.48	—	—
February 1 – February 29, 2016	256,146	$33.51	—	—
March 1 – March 31, 2016	846	$35.72	—	—
Total	257,878	$33.57	—	—
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

MEDIDATA SOLUTIONS, INC.

By:	/s/ ROUVEN BERGMANN
Rouven Bergmann Chief Financial Officer (Principal Financial and Principal Accounting Officer)
Date: May 6, 2016

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Form of Medidata Solutions, Inc. Performance-Based Restricted Stock Unit Agreement
31.1*	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act
31.2*	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act
32.1**	Certification of CEO pursuant to Rules 13a-14(b) or 15d-14(b) under the Exchange Act and 18 U.S.C. 1350
32.2**	Certification of CFO pursuant to Rules 13a-14(b) or 15d-14(b) under the Exchange Act and 18 U.S.C. 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.