Form 10-K
period 2016-12-31
Medidata Solutions, Inc.
filed 2017-02-28
CIK 1453814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-K
 _____________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Registrant's telephone number, including area code)
Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC
Securities registered under Section 12(g) of the Exchange Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒ Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐ Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
As of June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $2,007,378,966 based on the closing sale price for the registrant's common stock on the NASDAQ Global Market on that date of $46.87 per share. For purposes of determining this number, all executive officers and directors of the registrant are considered to be affiliates of the registrant, as well as individual shareholders holding more than 10% of the registrant's outstanding common stock. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.
As of February 22, 2017, the registrant had 57,705,105 shares of common stock outstanding.
Documents Incorporated by Reference:
Part III of this Annual Report on Form 10-K incorporates by reference certain information that will be set forth in the registrant's Proxy Statement in connection with the 2017 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2016. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

MEDIDATA SOLUTIONS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

- i -

PART I
For purposes of this Annual Report, the terms “Medidata,” “Company,” “we,” “us,” and “our” refer to Medidata Solutions, Inc. and its consolidated subsidiaries. This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, and is subject to the “safe harbor” created by those sections. Forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position, and the effects of competition, the projected growth of the industry in which we operate, the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of management's goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects,” and similar expressions, as well as statements in the future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available as of the date of this Annual Report on Form 10-K and/or management's good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. We caution readers not to place undue reliance upon any such forward-looking statements. We urge you to consider the risks and uncertainties discussed in “Risk Factors” under Item 1A in this Annual Report on Form 10-K in evaluating our forward-looking statements.
Item 1. Business
Company Overview
Medidata is a global provider of a platform of cloud-based solutions for life sciences, enabling efficiency and quality throughout clinical development programs, aimed at accelerating processes, enhancing decision-making, minimizing operational risk, saving resources, and enabling transformational trial strategies.
Our customers are pharmaceutical, biotechnology, and medical device companies, academic institutions, contract research organizations ("CROs"), and other organizations engaged in clinical testing. Our global customer base includes 17 of the top 25 global pharmaceutical companies measured by research and development expense, as well as numerous middle-market life science companies. In 2016, no single customer accounted for 10% or more of our total revenues.
Medidata's platform of advanced technology solutions and data analytics is aimed at enabling efficient and safe development, using secure cloud and hybrid cloud infrastructure to connect and support users over the Internet.
Customers can utilize our entire cloud-based platform or purchase individual solutions or products. We offer our technology on an enterprise or multi-study basis. Customers can also use our solutions on a single-study basis for a limited number of trials or to evaluate them prior to committing to a multi-study arrangement.
Subscription and professional services represent approximately 85% and 15% of our business, respectively. Our business model provides us with a recurring revenue stream that we believe delivers greater revenue visibility than perpetual software licensing models.
Medidata's Approach
Medidata's solutions are designed to address the underlying requirements of clinical development, not only bringing efficiencies to existing processes, but also transforming the enterprise with enhanced productivity and quality. Our platform focuses on increasing efficiency, reducing redundancies and data entry errors, maximizing visibility, and consolidating workflows. We build our solutions to be interoperable with third-party software and data feeds, creating a collaborative ecosystem that broadens the development technology enterprise. This increases the value of legacy, installed systems and new technology such as mobile device applications, and simplifies migration from competitive systems.
We believe our solutions provide our customers with the following benefits:

•	faster trial results;

•	scalability;

•	improved data quality and minimization of risk;

•	enhanced investigator experience;

•	interoperability to support ecosystem; and

•	global connectivity across sponsor and investigator sites.
Our Strategy
Our strategy is to enable our customers to bring their new and enhanced medical treatments to the public quickly, efficiently, and safely by providing a platform that uses innovative technology to automate, streamline, support, and enhance clinical development activities. Key elements of our strategy include:

•
Broaden our footprint with our existing customers. We refer to this footprint, measured by the number of Medidata products used by our customer base, as "density." Our strategy of developing technology solutions across the clinical trial process provides additional avenues for growing our business. We will continue to demonstrate the significant efficiencies that our existing customer base can achieve by standardizing end-to-end clinical development processes on our platform and by expanding the use of our solutions. We also intend to drive increased usage by facilitating our customers' use in new trials and converting existing single-study customers into multi-study customers.

•
Expand usage of existing products. We refer to the level of usage of Medidata products that are already deployed by customers as "intensity." In cases where customers utilize our solutions for only a subset of their clinical trial activities, we seek to drive usage across more trials, therapeutic areas, geographies, and phases.

•	Launch regular platform enhancements. We will continue to enhance our unified, integrated platform with regular releases, adding new functionality, integrations, and user benefits to our solutions.

•
Build additional innovative solutions, including new analytics and benchmarks, into our platform. We will continue to build new innovative solutions that further transform the clinical development process, and offer them to new and existing customers. We will continue to develop our analytics and benchmarking capabilities, creating value for our customers by enhancing decision-making.

•
Expand our global customer base. We are expanding our sales, marketing, and services resources in areas around the globe with significant trial activity. We expect clinical technology adoption to continue to increase, resulting in significant growth in spending on technology solutions. Our view is that clinical development is underinvested in technology, and new technologies will expand opportunities by replacing manual and under-automated activities.

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

•
Position the Medidata Clinical Cloud as part of the evolving clinical ecosystem. We are building relationships, supporting technology partnerships and working with other innovative technology and data firms to position Medidata as a key player in the evolving clinical ecosystem. Our partnerships provide immediate benefits to our customers by enabling integrated systems and collaborative governance and future benefits by ensuring that our solutions are embedded in the next generation of innovations.

•
Communicate the enterprise-level value we create for our customers. Medidata's technology, metrics, and services are designed to drive value creation for our customers by reducing the overall cost of their clinical research and development efforts. We have invested in tools and workforce that measure, document, and communicate that value, and have integrated these resources into our market approach and solution development strategy.

Our Cloud-Based Technology
The Medidata Clinical Cloud
The Medidata Clinical Cloud provides a platform of technology and data analytics solutions designed to optimize activities across clinical development. A software-as-a-service ("SaaS") platform, the Medidata Clinical Cloud is fully scalable and expandable, offering the following capabilities:
Plan Study addresses three key areas to ensure optimal study design, grant development and negotiation, and investigator payments. Study Design Optimization enables customers to gain visibility into the impact of protocol elements on resource and trial endpoints. Grants Manager compares specific industry benchmarks and analytics, using the industry's largest database of negotiated procedure costs, to support appropriate grants to investigator sites and automated negotiations with multiple investigator sites. Payments enables customers to establish a global investigator payment strategy and process to easily automate payment calculation, distribution, and reporting, including tax and currency exchange calculations. These solutions help customers make the most efficient use of resources through better planning at the start of trial design and protocol development.
Support Sites provides robust risk management, reduced source document verification ("SDV"), real-time monitoring, and on-time, accurate payments. Even the most experienced clinical trial sites can encounter difficulties recruiting patients, ensuring data quality, and getting paid; such setbacks at a small subset of sites can adversely affect an entire study's quality, cost, and timeliness. Medidata supports site success with advanced capabilities in the form of Risk Based Monitoring, On-site Monitoring, Site Quality Management, and Targeted SDV.
Engage Patients captures the voice of the patient in clinical studies using a comprehensive mobile health ("mHealth") solution, Medidata Patient Cloud. Medidata Patient Cloud enables sponsors to collect a richer, more complete dataset directly from the patient, accelerating patient-centric clinical research and improving the patient's clinical trial experience. Data is captured from wearable sensors and mobile apps using three secure, regulatory-compliant technologies— SensorLink, AppConnect, and ePRO— along with services that support and enrich the life cycle of an mHealth trial.
Conduct Study includes solutions for data capture and study management throughout the clinical trial research process.
Data capture is centered around the industry-leading, fully integrated, robust and scalable electronic data capture ("EDC") and management system solution, Medidata RaveX. It provides a globally-accessible and intuitive user interface to facilitate the capture and cleaning of data from investigative sites, is designed for compliance with regulatory requirements, and supports electronic signatures. As part of Medidata's platform, it seamlessly links to tools for randomization, clinical supply tracking, safety system export, and site management, including monitoring and payments, reducing activity, time, and risk throughout a trial. Our strong support for industry standards, such as those provided by the Clinical Data Interchange Standards Consortium ("CDISC"), provides a foundation for integration with other systems at sponsors, CROs, and technology partners. RaveX can process and manage data from multiple sources, such as Medical Imaging, through its unified integrations, standards-based application programming interfaces ("APIs:), and other data feeds, providing one source of usable, comprehensive patient data throughout the trial.
For study management, the Conduct Study suite offers capabilities that enable clinical teams to manage, monitor, control, integrate, and report operational and clinical data from patients and sites. These tools provide the foundation for an efficient and quality-driven trial, unified with data capture and patient capture activities, minimizing redundancies, enhancing decision-making, increasing speed, and reducing operational risk. Specific functions include randomization and trial supply management ("RTSM") via Balance, centralized medical coding via Coder, and safety data monitoring via Rave Safety Gateway.
Optimize Outcomes is designed to surface a broad range of embedded operational data across the clinical process, alongside the largest databases of industry-wide analyzable, anonymized information. The Medidata platform provides dashboards, interactive platforms, ad hoc and scheduled reporting, and interactive analytics to enhance customers' contextual decision-making and real-time operational adjustments. Products include Insights, Operational Performance Analytics ("OPAL") Diagnostics, Trial Assurance, and Centralized Statistical Analysis ("CSA").
Technology and Support
We have designed our technology to maximize ease of use, flexibility, data visibility, and system scalability to handle high-volume, global trials as well as smaller studies. We deploy our solutions through the use of industry-standard web browsers and mobile devices, service-oriented architectures ("SOA"), three-tiered server architectures, or a web server, a proprietary application server and a database server. End users can access our solutions through any web browser from anywhere in the world without downloading or installing any Medidata-specific software. In addition, our cloud-based solutions feature end-to-end support for Unicode characters, required to deliver multi-lingual studies. We utilize technologies such as firewalls, intrusion detection, and encryption to ensure the privacy and security of our customers' data, with a dedicated Security Information and Event Management ("SIEM") team monitoring our applications 24/7.
We develop our solutions on a broad base of technologies, including Java 2 Enterprise Edition ("J2EE"), Oracle, Microsoft.NET, Microsoft SQL Server, Business Objects, Ruby, AWS, Cassandra, MySQL, and Chef. By creating consistent data models that can accommodate the broad cloud-based requirements of multiple biopharmaceutical, medical device, and CRO customers, we have been able to avoid customer-specific builds or other customizations to our core product, thereby streamlining development and maintenance. Furthermore, our interfaces are built on fully documented APIs, which allow us to safely update customers' data in new versions of the system, and to develop additional interfaces to address new market opportunities. By including version control and the ability to dynamically integrate data without system interruption, we are better able to accommodate the industry-specific challenges facing clinical trial teams around protocol amendments and the need for incremental changes to study data collection and cleaning processes during a clinical trial.
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
Professional Services
We offer expert professional services to help life sciences companies realize higher value in their clinical development processes. Our customers vary in their resources, expertise, and preference for developing or deploying their studies on Medidata technology, and we offer flexible, tailored services to support each customer's needs.
To help customers drive additional costs and inefficiencies out of their business, we offer consulting services to advise them on ways to optimize their clinical development processes from trial concept to conclusion. Our consultants use their extensive clinical expertise to leverage best practices in the use of clinical technologies, streamline and enhance trial processes, and increase customers' competitiveness in the market. We also leverage analytics and benchmarking to help customers evaluate their clinical trial performance across the organization and against industry benchmarks.
Our professional services offerings include:

•
Implementation services. We provide implementation of the Medidata Clinical Cloud and our solutions with efficient, scalable study build and configuration, and implementation support. Our methodology leverages both the industry-specific expertise of our employees and the specific capabilities of our platform to simplify, streamline, and expedite the implementation of our solutions.

•
Sponsor enablement. Our tailored strategies, business solutions, and knowledge transfer enable customers to design, configure, implement, and manage their own studies; we believe this maximizes the benefits of Medidata technology by enabling customers to develop the degree of autonomy most aligned with their organizational resources and strategic goals.

•
Strategic consulting. Our technology, analytics, and benchmarking solutions support a re-engineered development process that may require our customers to implement internal changes. Medidata's experienced domain experts provide consulting services to help organizations shift to new processes and systems, including re-engineering business processes across departments and changing governance models. Our industry and technology experts draw on Medidata's visibility into best practices and data-driven analytics to advise customers.

•	Partner support. We offer services supporting successful clinical trials at our CRO and systems integration partners, aimed at maximizing the value of the CRO/sponsor/technology collaboration.

•
Change management. Our change management expertise helps sponsors realize the full value of their Medidata investment, helping to rapidly enable system utilization and avoid the costs and long implementation timelines associated with full-service vendors.

•
E-learning and training. We offer self-administered e-learning courses as well as a variety of additional training services through our training group, known as Medidata Academy, to facilitate the successful adoption of our cloud-based solutions throughout the customer or partner organization.

Research and Development
We believe that our future success depends on our ability to continue to enhance and broaden our cloud-based solutions to meet the evolving needs of clinical trial sponsors and other entities engaged in clinical trials. Equally important is our ability to innovate, taking advantage of latest technologies and monitoring trends in healthcare. As of December 31, 2016, we had 480 employees in research and development. Our efforts are focused on developing new, complementary software solutions, as well as enhancing our existing solutions. Our research and development department includes a product management team that works with both internal and customer experts to create new features and functionality, a team of software project managers, and a technical documentation team, as well as product engineering and software quality assurance functions. We also have a dedicated team building integration software and APIs on top of our platform. While the bulk of research and development focuses on commercial products, we pride ourselves in maintaining a team devoted to research, and we encourage all developers to take part in our Innovation Time program, supporting and rewarding creativity.
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
We incurred $112.6 million, $92.3 million, and $71.8 million in research and development expenses for the years ended December 31, 2016, 2015, and 2014, respectively. Research and development expenses comprised 24.3%, 23.5%, and 21.4% of revenue in 2016, 2015, and 2014, respectively.
Sales and Marketing
We market and sell our cloud-based solutions through a direct sales force and through relationships with CROs and other strategic partners. Our marketing efforts focus on increasing awareness, consideration, and preference for our cloud-based solutions and professional services and generating qualified sales leads. As of December 31, 2016, we had 309 employees in sales and marketing.

Our sales force operates globally with a focus on North America, Europe, and Asia. The team is organized by both region and focus area and includes business consultants and sales operations support. Sales through this direct channel currently represent the largest source of our total revenues.
Many sponsors of clinical trials outsource some or all of their clinical research activities as a means of expanding capacity, controlling costs, and focusing on core strengths. Our CRO relationships help position our solutions as the core platform for their outsourced services. Through our Medidata Partner Program, we partner with CROs to deliver our clinical trial technology along with the CRO's monitoring, project management, data management, and other expertise. We train, certify, and support our CRO and other clinical services partners on our solutions, which enables our partners to quickly and cost-effectively implement our technology in sponsors' studies.
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
We generate revenues from sales to new customers as well as sales and renewals from our existing customers. Our global direct sales organization represents our primary source of sales, with additional sales generated through our CRO relationships. As of December 31, 2016, we had 849 customers, including 17 of the top 25 global pharmaceutical companies.
Our five largest customers accounted for 26%, 24%, and 26% of our revenues in 2016, 2015, and 2014, respectively. In 2016, 2015, and 2014, no single customer accounted for 10% or more of our total revenues. At December 31, 2016, one customer comprised 13% of our accounts receivable. At December 31, 2015, another unrelated customer comprised 18% of our accounts receivable.
We sell our solutions and provide services globally. Approximately 23%, 24%, and 26% of our revenues in each of the years ended December 31, 2016, 2015, and 2014, respectively, were derived from international operations. A summary of our domestic and international revenues and long-term assets is set forth in Note 1, “Summary of Significant Accounting Policies—Segment and Geographic Information,” to our consolidated financial statements, which are included in Item 15 of this Annual Report on Form 10-K.
Backlog
At December 31, 2016 and 2015, our total multi-year subscription backlog was $745 million and $555 million, respectively.
Total subscription backlog increases with the addition of new customer contracts, customer renewals, and contract modifications. It decreases with the recognition of revenue or contract modifications. The timing and duration of new contracts, renewals, contract modifications, and revenue recognition are variable and are not comparable year to year. Total subscription backlog is typically highest at the beginning of a contract and approaches zero prior to renewal. The level of total backlog is not an indicator of the likelihood of renewal or future revenue of that contract. The amount of total backlog associated with an existing multi-year contract may significantly vary year to year solely based on the status of renewal and have no significant impact on the amount of revenue attributable to that contract in a year-over-year comparison. Additionally, large multi-study deals may include provisions under which the customer contracts for a smaller amount of subscription services as they start the contract and the amount ramps up over the life of the contract; the result is an initial large increase in total subscription backlog that does not equate to a proportional increase in revenue in the subsequent period.
We also calculate a 12-month subscription backlog, which represents the future contract value of outstanding multi-study and single study arrangements, billed and unbilled, to be recognized in the next 12 months, excluding expected intra-year renewals and other adjustments. As of January 1, 2017 and 2016, we had 12-month subscription backlog of approximately $343 million and $296 million, respectively. We believe that 12-month subscription backlog is more easily reconciled to future revenues to be recognized than total backlog, and therefore is a more valuable metric for evaluation of expected future revenues.
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

We compete on the basis of several factors, including the following:

•	innovation, breadth and depth of solution offerings;

•	platform capabilities and solution functionality and features, including analytics;

•	workforce skill set;

•	scalability and upgrade pathways and support;

•	speed, performance, and ease of use of our solutions;

•	product reliability and infrastructure accessibility and security;

•	regulatory compliance;

•	breadth and strength of partnerships;

•	interoperability;

•	financial stability;

•	depth of expertise and quality of our global professional services and customer support; and

•	sales and marketing capabilities, including the ability to create and communicate operational value.
Although some of our competitors and potential competitors may have greater name recognition, longer operating histories, more product offerings, and greater financial, technological, and other resources than we do, we believe that we compete favorably with our competitors on the basis of these factors.
Intellectual Property
Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing the proprietary rights of others. We rely upon a combination of trademark, trade secret, copyright, patent and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring our employees and consultants to enter into confidentiality, non-competition and assignment of inventions agreements. We have registered trademarks and service marks in the United States ("U.S.") and abroad, and filed applications for the registration of additional trademarks and service marks. Our principal trademarks are “Medidata,” "Medidata Solutions," "Medidata Clinical Cloud," "Medidata Patient Cloud," "Architecture of Hope," “Medidata CRO Contractor,” “Medidata Designer,” “Medidata Grants Manager,” “Medidata Rave,” "Medidata Balance," "Medidata Coder," and "Medidata Insights." We also hold several domain names, including the domain names “mdsol.com” and “medidatasolutions.com.” As of December 31, 2016, we hold 25 patents as well as numerous published patent applications outstanding in the United States and certain foreign countries.
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
Government and Other Regulations
Regulation of Clinical Trials and Electronic Systems Used in Clinical Trials
The conduct of clinical trials is subject to regulation and regulatory guidance associated with the approval of new drugs, biological products and medical devices imposed upon the clinical trial process by the U.S. Food and Drug Administration ("FDA"), foreign governmental regulatory agencies and international non-governmental organizations, such as the International Conference on Harmonisation ("ICH").
The laws, regulations, and guidance from various countries and regions are often, but not always, harmonized. In those areas that are not yet harmonized, conflicting or even contradictory requirements may exist. Further, the regulatory environment and requirements for clinical trials and drug/biologic/device approvals are undergoing rapid change in the U.S., the European Union ("EU"), and other regions. We continue to monitor regulatory developments and industry best practices in these areas and make changes and introduce improvements as necessary to remain in compliance.
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
The use of software during the clinical trial process must adhere to the regulations and regulatory guidance known as Good Clinical Practices ("GCPs"), other various codified practices such as the Consolidated Guidance for Industry from the International Conference on Harmonisation Regarding Good Clinical Practices for Europe, the Asia Pacific region, and the Americas, and other guidance documents. In addition to these regulations and regulatory guidance, the FDA and regulatory authorities from other countries have developed regulations and regulatory guidance concerning electronic records and electronic signatures. In the U.S., this includes Title 21 Code of Federal Register ("CFR") Part 11, Electronic Records; Electronic Signatures, which is further interpreted for clinical trials in a guidance document titled FDA Computerized Systems Used in Clinical Investigations—Guidance for Industry. In general, regulatory guidance stipulates that computerized systems used to capture or manage clinical trial data must meet certain standards for attributability, legibility, contemporaneousness, originality, accuracy, completeness, consistency, and availability, as well as integrity and security. If we or our customers violate the GCPs or other regulatory requirements, both parties run the risk that the violation will result in a regulatory citation, the suspension of the clinical trial, investigator disqualification or debarment, the rejection or withdrawal of a product marketing application, criminal prosecution, or civil penalties. Such risks not only impact our customers, but could also have a material adverse effect on our business, results of operations, or financial condition.
Regulation of Health Information
Government regulation of the use and disclosure of subject (patient) privacy and data protection imposes a number of requirements. In the U.S., regulations issued pursuant to the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), require certain “covered entities,” including facilities and providers that are involved in clinical trials, to comply with established standards regarding the privacy and security of protected health information, and to use standardized code sets when conducting certain electronic transactions. The regulations also require “business associates” that provide services on behalf of the covered entity to follow the same standards. Although we are not a “covered entity” or a “business associate” and therefore technically are not subject to HIPAA regulations, many users of our products and services are directly regulated under HIPAA and our products cannot be utilized in a manner that is inconsistent with the users' HIPAA compliance requirements. In addition, to the extent we perform functions or activities on behalf of customers that are directly regulated by such health-related privacy laws, we may be required to comply with a number of the same HIPAA requirements. The breach of such requirements on our part may result in liability to our customers and us. In addition to HIPAA, most states within the U.S. have enacted or are considering their own privacy and data protection laws. Such state laws, if more stringent than HIPAA requirements, are not preempted by the federal requirements and we must comply with them as well.

In addition to complying with the privacy laws in the U.S., many foreign governments have data privacy and data protection laws that include additional protections for customer end-user information and for sensitive patient information, including clinical data. Because our services are available to customers in many foreign countries, we must provide our services in a manner that supports our customers' compliance obligations. Foreign government data protection laws and regulations include the EU's Data Protection Directive ("95/46/EC"), European country-specific laws and regulations that implement that Directive, as well as the EU-U.S. Privacy Shield framework.
Employees
As of December 31, 2016, we had a total of 1,424 employees, of which 462 were employed at our headquarters in New York, 670 at other locations in the U.S., 150 in the United Kingdom, and 142 in the Asia Pacific region. As of December 31, 2016, we had 403 employees in customer services and support, 25 employees in data operations, 480 employees in research and development, 309 employees in sales and marketing, and 207 employees in administration and executive management. We also retain additional outside contractors from time to time to supplement our services and research and development staff on an as-needed basis. As of December 31, 2016, we had 261 independent contractors, the majority of which have been engaged in connection with help desk and customer service functions. None of our employees are covered by a collective bargaining agreement. We consider our relationships with our employees to be good.
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
Our quarterly and annual revenues and operating results have varied in the past and may vary significantly in the future depending on factors such as:

•	budgeting cycles of our customers;

•	the length of our sales cycle;

•	increased competition;

•	our ability to develop innovative products;

•	the timing of new product releases by us or our competitors;

•	market acceptance of our products;

•	changes in our and our competitors' pricing policies;

•	the financial condition of our current and potential customers;

•	changes in the regulatory environment;

•	changes in operating expenses and personnel changes;

•	our ability to hire and retain qualified personnel;

•	the effect of potential acquisitions and consequent integration;

•	changes in our business strategy;

•	increases in our costs due to inflation; and

•	general economic factors, including factors relating to disruptions in the world credit and equity markets and the related impact on our customers' access to capital.
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
Our top five customers accounted for approximately 26%, 24%, and 26% of our revenues in 2016, 2015, and 2014, respectively. In 2016, 2015, and 2014, no single customer accounted for 10% or more of our total revenues. The loss of any of our major customers could have a material adverse effect on our results of operations and financial condition. We may not be able to maintain our customer relationships, and our customers may delay payment under, or fail to renew, their agreements with us, which could adversely affect our business, results of operations or financial condition. Any reduction in the amount of revenues that we derive from these customers, without an offsetting increase in new sales to other customers, could have a material adverse effect on our operating results. A significant change in the liquidity or financial position of our customers could also have a material adverse effect on the collectability of our accounts receivable, our liquidity and our future operating results.
If our customers cancel their contracts or terminate or delay their clinical trials, we may lose or delay revenues and our business may be harmed.
Certain of our customer contracts are subject to cancellation by our customers at any time with limited notice. Customers engaged in clinical trials may terminate or delay a clinical trial for various reasons, including the failure of the tested product to satisfy safety or efficacy requirements, unexpected or undesired clinical results, decisions to deemphasize a particular product or forgo a particular clinical trial, decisions to downsize clinical development programs, insufficient patient enrollment or investigator recruitment, and production problems resulting in shortages of required clinical supplies. In the case of our cloud-based solutions and services, any termination or delay in the clinical trials would likely result in a consequential delay or termination in those customers' service contracts. We have experienced terminations and delays of our customer service contracts in the past (although no such past terminations have had a significant impact on our results of operations) and we expect to experience additional terminations and delays in the future. The termination of single-study arrangements could result in decreased revenues and the delay of our customers' clinical trials could result in delayed professional services revenues, which could materially harm our business.
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
As we target more of our platform sales efforts at larger enterprise customers, we may face greater costs, longer sales cycles, and less predictability in our sales pipeline. The customer's decision to use our solutions and services may be an enterprise-wide decision and, if so, these types of sales would require us to provide prospective customers with greater levels of education regarding the use and benefits of our cloud-based solutions and services, as well as education regarding privacy and data protection laws. As a result of these factors, these sales opportunities may require us to devote greater sales support and professional services resources to individual customers, driving up costs and time required to complete sales and diverting our sales and professional services resources to a small number of large transactions.
If our security is breached, our business could be disrupted, our operating results could be harmed, and customers could be deterred from using our products and services.
Our business relies on the secure electronic transmission, storage, and hosting of sensitive information, including clinical data, financial information, and other sensitive information relating to our customers, company, and workforce. We anticipate collecting more such information directly from patients as part of our Patient Cloud and mHealth initiatives, including via mobile devices and related systems provided by third parties. As a result, we face some risk of a deliberate or unintentional incident involving unauthorized access to our computer systems (including, among other methods, cyber attacks or social engineering) that could result in misappropriation or loss of assets or sensitive information, data corruption, or other disruption of business operations. In light of this risk, we have devoted significant resources to protecting and maintaining the confidentiality of our information, including implementing security and privacy programs and controls, training our workforce, and implementing new technology. We have no guarantee that these programs and controls will be adequate to prevent all possible security threats. We believe that any compromise of our electronic systems, including the unauthorized access, use, or disclosure of sensitive information or a significant disruption of our computing assets and networks, would adversely affect our reputation and our ability to fulfill contractual obligations, would require us to devote significant financial and other resources to mitigate such problems, and could increase our future cyber security costs. Moreover, unauthorized access, use, or disclosure of such sensitive information could result in contractual or other liability. In addition, any real or perceived compromise of our security or disclosure of sensitive information may result in lost revenues by deterring customers from using or purchasing our products and services in the future or prompting them to use competing service providers.
Any failure by us to properly protect customer data, including any personal health information we possess or are deemed to possess in connection with the conduct of clinical trials, could subject us to significant liability.
Our customers use our solutions to collect, manage, and report information in connection with the conduct of clinical trials. This information may be considered our customers' proprietary information and/or personal health information of the clinical trial participants or patients. In addition, our Patient Cloud and mHealth initiatives are anticipated to result in our collecting more data (which may or may not be personal health information) directly from patients, including via mobile devices and related systems provided by third parties. Regulation related to the use and disclosure of personal health information continues to expand in scope and complexity. Increased focus on individuals' rights related to their personal information, including personal health information, could lead to an increase in existing and future legislative or regulatory initiatives giving direct legal remedies to individuals, including rights to damages, against entities deemed responsible for not adequately securing such personal information. In addition, courts may look to regulatory standards in identifying or applying a common law theory of liability. Since we receive and process our customers' proprietary information and/or personal information of clinical trial participants from customers utilizing our hosted solutions, there is a risk that we could be liable if there were a breach of an obligation to a protected person under contract, standard of practice or regulatory requirement. If we fail to properly protect our customers' data or personal information that is in our possession or deemed to be in our possession, we could be subjected to significant liability and our reputation could be harmed.
We rely upon two internal hosting facilities and Amazon Web Services to deliver our solutions to our customers and any disruption of or interference with our hosting systems, operations, or use of the Amazon Web Services would harm our business and results of operations.
Substantially all of the computer hardware necessary to deliver our solutions is located at our internal hosting facilities in Houston, Texas and Frankfurt, Germany. In addition to our dedicated hosting facilities, we utilize third-party cloud computing services from Amazon Web Services ("AWS") to help us efficiently scale our cloud-based solutions. Because we cannot easily switch our AWS-serviced operations to another cloud provider, any disruption of or interference with our use of AWS would impact our operations, and our business would be adversely impacted. Our systems and operations or those of AWS could suffer damage or interruption from human error, fire, flood, power loss, telecommunications failure, break-ins, terrorist attacks, acts of war, and similar events. The occurrence of a natural disaster, an act of terrorism or other unanticipated problems at our or AWS's hosting facilities could result in lengthy interruptions in our service. Although we and AWS maintain backup facilities and disaster recovery services in the event of a system failure, these may be insufficient or fail. Any system failure, including network, software, or hardware failure, that causes an interruption in our Houston or Frankfurt data centers or our use of AWS or that causes a decrease in responsiveness of our cloud-based solutions could damage our reputation and cause us to lose customers, which would harm our business and results of operations. Our business may be harmed if our customers and potential customers believe our service is unreliable.
Data protection laws and regulations are evolving and may be burdensome for us and our customers.
Our customers can use our platform to collect, process and transfer personal, personally identifying, and/or sensitive personal information, such as clinical information. Laws and regulations related to our services by Federal, state and foreign governments are increasing and in some cases are rapidly developing. Such laws and regulations include 95/46/EC and European country-specific laws and regulations that implement that Directive, the October 6, 2015 European Court of Justice opinion in Case C-362/14 that deemed the U.S.-EU Safe Harbor Framework as no longer a valid method for the transfer of personal information from the European Economic Area ("EEA") to the U.S., as well as the new EU-U.S. Privacy Shield framework that enables companies to receive personal data from

Europe in compliance with European data protection laws. Because the ultimate success of the EU-U.S. Privacy Shield framework, to which our self-certification has been approved by the Department of Commerce, is uncertain, we continue to offer other alternative methods to our customers to enable a valid basis for the transfer of their clinical information from the EEA to the U.S. There is no assurance that these methods will ultimately be upheld or that we will be able to meet all eventual requirements for the transfer of personal information from the EEA to the U.S. without incurring substantial expense (or at all).
Laws and regulations concerning the collection, processing and transfer of personal information could reduce demand for our services, restrict our customers' ability to adapt or use our services in some locations or globally, increase the cost of compliance for us and/or our customers, provide exposure to fines or penalties for non-compliance, and impact the pace at which we close sales transactions. Any of these factors could harm our business.
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
We may expand our business through new acquisitions in the future. Any such acquisitions could disrupt our business, harm our financial condition and dilute current stockholders' ownership interests in our company.
We intend to pursue potential acquisitions of and investments in businesses, technologies, or products complementary to our business and periodically engage in discussions regarding such possible acquisitions. For example, we acquired Fast Track Systems, Inc. ("Fast Track") in March 2008; Clinical Force Limited ("Clinical Force") in July 2011; Patient Profiles, LLC ("Patient Profiles") in October 2014; Intelemage, LLC ("Intelemage") in April 2016; and CHITA Inc. ("CHITA") in February 2017.
We may encounter difficulties in identifying and acquiring complementary products, technologies, or businesses, and in the case of executed acquisitions, may encounter numerous risks, including some or all of the following:

•	substantial cash expenditures;

•	incurrence of costs, debt, and contingent liabilities, some of which we may not identify at the time of acquisition or which may ultimately be greater than we anticipate;

•	difficulties in integrating and assimilating the operations, products, and personnel of the acquired companies;

•	diversion of management's attention away from other business concerns;

•	risk associated with entering markets in which we have limited or no direct experience;

•	potential loss of key employees, customers, and strategic alliances from either our current business or the target company's business;

•	delays in customer purchases due to uncertainty and the inability to maintain relationships with customers of the acquired businesses; and

•	failure to achieve anticipated business development benefits due to an inadequate evaluation of acquisitions or investments.
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
We intend to continue our strategic expansion into new geographic areas and expect that international customers will continue to account for a substantial percentage of our revenues. International operations are subject to inherent risks. These risks include:

•
the economic conditions in these various foreign countries and their trading partners, including conditions resulting from disruptions in the world credit and equity markets and the United Kingdom referendum to withdraw from the European Union ("Brexit");

•	political instability;

•	longer payment cycles;

•	greater difficulty in accounts receivable collection and enforcement of agreements;

•	requirements to comply with foreign laws;

•
data privacy laws and regulations which restrict the collection by our customers, processing or transfer into the U.S. of customer personal information or that require customer information to be collected or processed in a designated territory;

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
We could incur substantial costs resulting from product liability claims relating to our products or services or our customers' use of our products or services.
Any failure or errors in a customer's clinical trial caused or allegedly caused by our products or services could result in a claim for substantial damages against us by our customers or the clinical trial participants, regardless of our responsibility for the failure. Although we are generally entitled to indemnification under our customer contracts against claims brought against us by third parties arising out of our customers' use of our products, we might find ourselves entangled in lawsuits against us that, even if unsuccessful, may divert our resources and energy and adversely affect our business. Further, in the event we seek indemnification from a customer, a court may not enforce our indemnification right if the customer challenges it or the customer may not be able to fund any amounts for indemnification owed to us. In addition, our existing insurance coverage may not continue to be available on reasonable terms or may not be available in amounts sufficient to cover one or more large claims, or the insurer may disclaim coverage as to any future claim.
Current and future litigation against us, which may arise in the ordinary course of our business, could be costly and time consuming to defend.
We are from time to time subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes and employment claims made by our current or former employees.

From time to time, third parties have asserted and may in the future assert intellectual property rights to technologies that are important to our business and have demanded and may in the future demand that we license their technology. For example, in March 2011, we were named in a complaint for patent infringement filed by DataTrak, and in January 2016 we settled the lawsuit after DataTrak's patent was held invalid in November 2015. See Note 15, “Commitments and Contingencies—Legal Matters,” to the consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for full descriptions. Litigation may result in substantial costs and may divert management's attention and resources, which may seriously harm our business, overall financial condition and operating results. Insurance may not cover such claims, may not be sufficient for one or more such claims, and may not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, negatively affecting our business, results of operations, and financial condition.
Our contracts with the U.S. government are subject to termination rights and other risks that could adversely affect us.
Because our U.S. government contracts and subcontracts are generally subject to procurement laws and regulations, we may not receive all of the future revenues we anticipate receiving under those contracts and subcontracts in the expected periods. Some of our government contracts are governed by the Federal Acquisition Regulation ("FAR"), which includes uniform policies and procedures for acquiring goods and services by the U.S. government. The FAR also contains guidelines and regulations for managing a contract after an award, including conditions under which contracts may be terminated, in whole or in part, at the government's convenience. These regulations also subject us to financial audits and other reviews by the government of our costs, performance, accounting and general business practices relating to our government contracts, which may result in adjustment of our contract-related costs and fees. Any such future procurement actions by government customers are subject to risks and uncertainties, which could affect the allocation, timing, schedule, and scope of our government contracts and subcontracts.
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
Our business depends entirely on the clinical trials conducted or sponsored by pharmaceutical, biotechnology and medical device companies, CROs, and other entities. Our revenues may decline as a result of conditions affecting these industries, including general economic downturns, increased consolidation, decreased competition or fewer products under development. Other developments that may affect these industries and harm our operating results include product liability claims, changes in government regulation, changes in governmental price controls or third-party reimbursement practices and changes in medical practices. Disruptions in the world credit and equity markets may also result in a global downturn in spending on research and development and clinical trials and may impact our customers' access to capital and their ability to pay for our solutions. Any decrease in research and development expenditures or in the size, scope or frequency of clinical trials could materially adversely affect our business, results of operations or financial condition.
Extensive governmental regulation of the clinical trial process and our products and services could require significant compliance costs and have a material adverse effect on the demand for our solutions.
The clinical trial process is subject to extensive and strict regulation by the U.S. FDA and other regulatory authorities worldwide. Our cloud-based solutions and services are also subject to state, federal, and foreign regulations. Demand for our solutions is largely a function of such government regulation, which is subject to change at any time. Changes in the level of regulation, including a relaxation in regulatory requirements or the introduction of simplified drug approval procedures, could have a material adverse effect on the demand for our solutions. Proposals to place caps on drug prices could limit the profitability of existing or planned drug development programs, making investment in new drugs and therapies less attractive to pharmaceutical companies. Similarly, the requirements in the U.S., the EU, the Asia Pacific region, and elsewhere to create a detailed registry of all clinical trials could have an impact on customers' willingness to perform certain clinical studies. In addition, the uncertainty surrounding the possible adoption and impact on healthcare of any GCP reforms could cause our customers to delay planned research and development until some of these uncertainties are resolved.
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
Our customer base could decline because of industry consolidation, and we may not be able to expand sales of our products and services to new customers. Consolidation in the pharmaceutical, biotechnology and medical device industries, and among CROs has accelerated in recent years, and this trend may continue. In addition, new companies or organizations that result from such consolidation may decide that our products and services are no longer needed because of their own internal processes or the use of alternative systems. As these entities consolidate, competition to provide products and services to industry participants will become more intense and the importance of establishing relationships with large industry participants will become greater. These industry participants may try to use their market power to negotiate price reductions for our products and services. Also, if consolidation of larger current customers occurs, the combined organization may represent a larger percentage of business for us and, as a result, we are likely to rely more significantly on the combined organization's revenues to continue to achieve growth.
Risks Related to Our Common Stock
The price of our common stock may fluctuate significantly, and investors could see their investments decline in value.
Shares of our common stock were sold in our initial public offering ("IPO") in June 2009 at a price of $7.00 per share (on a post-split basis), and our common stock has subsequently traded as high as $68.21 and as low as $6.68 from our IPO through December 31, 2016. However, an active, liquid, and orderly market for our common stock on The NASDAQ Stock Market or otherwise may not be sustained, which could depress the trading price of our common stock. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

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
In the past, some companies, including companies in our industry, have had volatile market prices for their securities and have had securities class action suits filed against them. The filing of a lawsuit against us, regardless of the outcome, could have a material adverse effect on our business, financial condition and results of operations, as it could result in substantial legal costs and a diversion of our management's attention and resources.
Our actual operating results may differ significantly from guidance provided by our management.
From time to time, we may release guidance in our earnings releases, earnings conference calls, or otherwise, regarding our future performance that represent our management's estimates as of the date of release. This guidance, which includes forward-looking statements, is based on projections prepared by our management. These projections are not prepared with a view toward compliance with published accounting and reporting guidelines, and neither our registered public accountants nor any other independent expert or outside party compiles or examines the projections and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.
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
Provisions of Delaware law and our organizational documents may discourage takeovers and business combinations that our stockholders may consider to be in their best interests, which could negatively affect our stock price.
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our corporate headquarters and other material leased real property and data center space as of December 31, 2016 are shown in the following table. We do not own any real property.

Location	Use	Size	Expiration of Lease
New York, New York	Corporate headquarters	137,535 square feet	April 2024
Iselin, New Jersey	Office space	50,648 square feet	June 2026
Hammersmith, United Kingdom	Office space	23,066 square feet	November 2022
San Francisco, California	Office space	14,015 square feet	February 2023
Tokyo, Japan	Office space	12,338 square feet	October 2023
Houston, Texas	Data center and office space	11,367 square feet	December 2020
Conshohocken, Pennsylvania	Office space	10,297 square feet	June 2017
Seoul, South Korea	Office space	699 square feet	April 2017
Frankfurt, Germany	Data center	471 square feet	February 2019
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
The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by The NASDAQ Global Market:

	2016		2015
	High	Low	High	Low
Fourth Quarter	$57.85	$46.10	$50.78	$35.81
Third Quarter	56.76	46.11	61.31	40.28
Second Quarter	48.58	37.36	58.97	45.86
First Quarter	49.39	30.22	50.73	40.80
Holders
On February 22, 2017, we had approximately 71 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include the many additional beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, New York 11219.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
From time to time, we grant nonvested restricted stock awards or performance-based restricted stock units to our employees pursuant to the terms of our Second Amended and Restated 2009 Long-Term Incentive Plan ("2009 Plan"). Under the provisions of our 2009 Plan, unless otherwise elected, participants fulfill their income tax withholding obligation by having shares withheld at the time of vesting. On the date of vesting, we determine the number of vested shares to be withheld by dividing the participant's income tax withholding obligation by the closing price of our common stock and withhold the resulting number of vested shares.
A summary of our repurchases of shares of our common stock for the three months ended December 31, 2016 is as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs
October 1 – October 31, 2016	17,163	$54.10	—	—
November 1 – November 30, 2016	1,196	46.53	—	—
December 1 – December 31, 2016	2,851	52.45	—	—
Total	21,210	$53.45	—	—
 (1) Represents the number of shares acquired as payment by employees of applicable statutory minimum withholding taxes owed upon vesting of restricted stock awards, restricted stock units, or performance-based restricted stock units granted under our 2009 Plan.

Stock Performance Graph
The following graph sets forth the total cumulative stockholder return on our common stock for the last five fiscal years as compared to the NASDAQ Composite Index and the NASDAQ Computer Index over the same period. This graph assumes a $100 investment in our common stock at $10.88, which was the adjusted closing market price per share on December 31, 2011. The comparison in the graphs below are based upon historical stock performance and not indicative of, nor intended to forecast, future performance of our common stock.

Item 6. Selected Financial Data
Our selected consolidated financial information presented for each of the years ended December 31, 2016, 2015, and 2014 and as of December 31, 2016 and 2015 was derived from our audited consolidated financial statements, which are included in Item 15 of this Annual Report on Form 10-K. Our selected financial information presented for each of the years ended December 31, 2013 and 2012 and as of December 31, 2014, 2013, and 2012 was derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K.
The information contained in this table should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and accompanying notes thereto included elsewhere in this Annual Report on Form 10-K.
Consolidated Statement of Operations Data

	Year ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share amounts)
Revenues:
Subscription	$394,269	$336,195	$280,041	$227,921	$171,647
Professional services	69,112	56,311	55,030	48,928	46,700
Total revenues	463,381	392,506	335,071	276,849	218,347
Costs of revenues:
Subscription	62,136	47,795	45,576	37,053	32,600
Professional services	50,473	41,993	39,344	32,856	30,062
Total cost of revenues	112,609	89,788	84,920	69,909	62,662
Gross profit	350,772	302,718	250,151	206,940	155,685
Operating costs and expenses:
Research and development	112,595	92,319	71,757	51,202	42,276
Sales and marketing	109,290	103,153	83,435	66,337	47,739
General and administrative	78,678	78,014	69,111	65,513	37,777
2014 wire transaction loss (1)	—	—	5,784	—	—
Total operating costs and expenses	300,563	273,486	230,087	183,052	127,792
Operating income	50,209	29,232	20,064	23,888	27,893
Interest and other (expense) income, net	(12,895)	(13,457)	(13,550)	(5,506)	176
Income before income taxes	37,314	15,775	6,514	18,382	28,069
Provision for income taxes	8,331	2,608	422	1,721	10,049
Net income	$28,983	$13,167	$6,092	$16,661	$18,020
Earnings per share (2):
Basic	$0.52	$0.25	$0.12	$0.33	$0.37
Diluted	$0.51	$0.23	$0.11	$0.31	$0.35
Weighted-average common shares outstanding (2):
Basic	55,492	53,717	52,561	51,060	49,092
Diluted	57,249	56,540	55,247	54,118	50,938

Stock-based compensation expense and depreciation and amortization of intangible assets included in cost of revenues and operating costs and expenses are as follows:

	Year ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Stock-based compensation expense
Cost of revenues	$4,425	$5,040	$4,313	$3,149	$1,751
Research and development	9,223	7,907	4,085	2,397	1,049
Sales and marketing	7,074	9,171	7,450	8,859	2,871
General and administrative	20,436	26,869	22,105	21,738	5,243
Total stock-based compensation	$41,158	$48,987	$37,953	$36,143	$10,914
Depreciation
Cost of revenues	$6,341	$5,585	$5,275	$3,975	$4,280
Research and development	3,637	2,188	2,302	1,289	944
Sales and marketing	2,213	1,440	849	339	603
General and administrative	1,861	973	1,381	529	315
Total depreciation	14,052	10,186	9,807	6,132	6,142
Amortization of intangible assets
Cost of revenues	1,021	517	499	589	1,276
Sales and marketing	276	119	129	215	516
Total amortization of intangible assets	1,297	636	628	804	1,792
Total depreciation and amortization of intangible assets	$15,349	$10,822	$10,435	$6,936	$7,934
Consolidated Balance Sheet Data

	December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Cash and cash equivalents	$93,519	$49,562	$39,517	$22,328	$32,683
Total marketable securities (3)	421,703	429,167	417,126	413,997	89,871
Total current assets	518,780	383,201	357,852	304,545	182,701
Restricted cash (4)	5,760	5,755	5,118	5,344	388
Total assets (5)	817,885	684,180	617,639	567,497	224,631
Total deferred revenue	77,614	78,575	64,264	54,058	54,671
Total capital lease obligations	—	—	46	80	155
Total long-term debt (3)(5)	263,401	249,487	236,308	223,849	—
Stockholders' equity (3)(6)	401,990	284,156	264,699	225,813	142,091

(1)
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

(2)
Basic and diluted earnings per share amounts and basic and diluted weighted-average common shares outstanding for 2012 have been adjusted to reflect a two-for-one stock split effected in the form of a stock dividend in December 2013.

(3)
In August 2013, we issued $287.5 million of 1.00% convertible senior notes which will mature on August 1, 2018 unless earlier repurchased or converted. In accounting for the issuance, we separated the notes into their liability and equity components. As of December 31, 2016, the notes are not convertible and the liability portion thereof has been recorded, net of discount, in long-term liabilities in our consolidated financial statements. Proceeds from this issuance have been invested into high quality marketable securities. See Note 9, "Debt," to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for more information regarding the convertible senior notes.

(4)
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

(5)
On January 1, 2016, we adopted Accounting Standards Update ("ASU") No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires unamortized debt issuance costs to be presented not as an asset, but as a reduction of the carrying amount of the related debt liability, similar to a debt discount. Unamortized debt issuance costs of $3.3 million, $4.6 million, and $5.9 million as of December 31, 2015, 2014, and 2013, respectively, have been reclassified to conform with current period presentation.

(6)
During the third quarter of 2016, we early adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, a portion of which requires excess tax benefits and tax deficiencies on equity awards, which were formerly recognized in additional paid-in capital, to be recognized in the income statement when the awards vest or are settled; adoption of this portion of ASU No. 2016-09 resulted in a $50.6 million cumulative-effect adjustment to opening retained earnings as of January 1, 2016.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our financial condition and results of operations. You should read this discussion and analysis together with our consolidated financial statements and accompanying notes to consolidated financial statements included in Item 15 of this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based on management's current expectations, estimates, and projections about our business and operations. Our actual results may differ from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those described in “Risk Factors” under Item 1A and elsewhere in this Annual Report on Form 10-K.
Overview
We are reinventing global drug development by creating the industry's leading cloud-based solutions for clinical research. Through our advanced applications and intelligent data analytics, we help advance the scientific goals of life sciences customers worldwide, including over 800 global pharmaceutical companies; innovative biotechnology, diagnostic and device firms; leading academic medical centers; and contract research organizations. Our platform technology brings a new level of quality and efficiency to clinical trials that empowers our customers to make more informed decisions earlier and faster, and is the primary technology solution powering clinical trials for 17 of the world's top 25 global pharmaceutical companies, from study design and planning through execution, management, and reporting.
Highlights
2016
Total revenue increased 18.1% to $463.4 million, compared with $392.5 million in 2015.
Professional services increased 22.7% to a record $69.1 million.
Operating income was $50.2 million, up 72% compared with $29.2 million in 2015.
Net income was $29.0 million, or $0.51 per diluted share, up 120% compared with $13.2 million, or $0.23 per diluted share, in 2015.
We closed enterprise platform deals with multiple top-25 pharmaceutical companies, including Bristol-Myers Squibb and Celgene.
We added a record 288 new customers in 2016, an increase of 43% over 2015, to end the year with 849 customers, up 39% from the end of 2015.
79% of customers had committed to multiple products at the end of 2016, up from 67% at the end of 2015.
12-month subscription backlog grew to a record $343 million as of December 31, 2016, up 16% compared with $296 million at the end of 2015.

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
We closed two enterprise platform deals in the fourth quarter: Celgene and Boehringer Ingelheim, reflecting our growing traction and success in the marketplace.
We added 201 new customers in 2015, an increase of 52% over 2014, to end the year with 611 customers.

67% of customers had committed to multiple products at the end of 2015, up from 58% at the end of 2014.
Billings were $423 million for 2015, up 19% year-over-year.
12-month subscription backlog grew to a $296 million as of December 31, 2015, up 18% compared with $251 million at the end of 2014.
Results of Operations
Revenues
Our revenues are derived from subscription and professional services.
Our subscription revenues consist of customer fees for the value and utilization of our cloud-based solutions. Subscriptions to our solutions are provided through multi-study arrangements, which allow customers to manage up to a predetermined number of clinical trials for a term generally ranging from one to five years, and single-study arrangements that allow customers to use our solutions for an individual study and/or to evaluate our products prior to committing to multi-study arrangements. Many of our customers have migrated from single-study arrangements to multi-study arrangements, which represent the majority of our subscription revenues. We recognize revenues from subscriptions ratably over the terms of these arrangements. A majority of our subscription revenues in each period are generated from arrangements initiated during prior periods. Consequently, an increase or decrease in new subscription arrangements in a particular period may not significantly affect our results of operations in that period.
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
Revenues for 2016, 2015, and 2014 were as follows:

	2016	Change	2015	Change	2014
Revenues:	(amounts in thousands except percentages)
Subscription	$394,269	17.3%	$336,195	20.1%	$280,041
Percentage of total revenues	85.1%		85.7%		83.6%
Professional services	69,112	22.7%	56,311	2.3%	55,030
Percentage of total revenues	14.9%		14.3%		16.4%
Total revenues	$463,381	18.1%	$392,506	17.1%	$335,071
In 2016 and 2015, year-over-year growth in subscription revenues was largely the result of expanding business with current customers, both in the form of additional product subscriptions and increased usage under existing subscriptions, with a strong contribution from our electronic data capture and risk-based monitoring solutions. As of December 31, 2016 and 2015, 79% and 67% of customers, respectively, were using multiple solutions from our platform; our revenue retention rate was over 99% in both 2016 and 2015. We added 201 new customers in 2015 and 288 new customers in 2016 to reach a total of 849 customers as of December 31, 2016. At the end of 2016 and 2015, we had 12-month subscription backlog of approximately $343 million and $296 million, respectively, representing the future contract value of outstanding arrangements, billed and unbilled, to be recognized in 2017 and 2016, respectively.
Year-over-year growth in professional services revenues in 2016 and 2015 resulted from increased demand from new and existing customers for implementation and other professional services. In 2016, high utilization associated with large scale enterprise implementation projects resulted in record professional services revenues.
Cost of Revenues
Cost of revenues consists primarily of costs related to delivering, maintaining, and supporting our cloud-based solutions and delivering our professional services and support. These costs include salaries, benefits, bonuses, and stock-based compensation for our data center and professional services staff, as well as costs of third-party consultants. Cost of revenues also includes costs associated with our data center, including networking and related depreciation expense, as well as outside service provider costs, amortization expense associated with acquired and developed technology, and general overhead. We allocate general overhead, such as applicable shared rent and utilities, to cost of revenues based on relative headcount. The costs associated with providing professional services are recognized as such costs are incurred. Over the long term, we believe that cost of revenues as a percentage of total revenues will decrease.

Cost of revenues for 2016, 2015, and 2014 was as follows:

	2016	Change	2015	Change	2014
Cost of revenues:	(amounts in thousands except percentages)
Subscription	$62,136	30.0%	$47,795	4.9%	$45,576
Percentage of total revenues	13.4%		12.2%		13.6%
Professional services	50,473	20.2%	41,993	6.7%	39,344
Percentage of total revenues	10.9%		10.7%		11.7%
Total cost of revenues	$112,609	25.4%	$89,788	5.7%	$84,920
Percentage of total revenues	24.3%		22.9%		25.3%

Gross profit	$350,772	15.9%	$302,718	21.0%	$250,151
Gross margin	75.7%		77.1%		74.7%

Subscription margin	84.2%		85.8%		83.7%
Professional services margin	27.0%		25.4%		28.5%
In 2016 and 2015, the year-over-year growth in cost of subscription revenues was primarily due to higher third-party cloud hosting costs resulting from increased platform activity and increased expenses associated with other software-related contracts with outside vendors. In both years, personnel-related costs contributed to the growth in cost of subscription revenues, as a result of headcount increases to support our business growth. In 2016, investment in hosting infrastructure at our new data center in Europe also contributed to increased expenses. In 2015, expenses were reduced by a sales tax refund resulting from exempt asset purchases.
The year-over-year growth in cost of professional services revenues in 2016 and 2015 was largely due to the increase in personnel-related costs associated with our headcount additions in response to increased customer demand and expanding skill requirements for professional services. In 2016, cost of professional services revenues was also impacted by increased consulting costs.
Overall gross margin increased from 74.7% in 2014 to 77.1% in 2015, driven by the significant growth in our higher margin subscription revenues, partially offset by decreased professional services margin resulting from continued workforce and other investments to enhance our strategic services offerings. In 2016, gross margin decreased slightly to 75.7% due to the aforementioned infrastructure and skill set investments and a greater mix of lower margin professional services revenue as a result of strong professional services growth.
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
General and Administrative. General and administrative expenses consist primarily of personnel and related expenses for executive, legal, finance, and human resource departments, including salaries, benefits, bonuses, and stock-based compensation, as well as professional fees, insurance premiums, allocated overhead, and other corporate expenses. On an ongoing basis, we expect general and administrative expenses to increase modestly in absolute terms due to continued investment in our infrastructure to support our continued growth. We expect that general and administrative expenses as a percentage of total revenues will decrease marginally in the future.

Operating costs and expenses for 2016, 2015, and 2014 were as follows:

	2016	Change	2015	Change	2014
Operating costs and expenses:	(amounts in thousands except percentages)
Research and development	$112,595	22.0%	$92,319	28.7%	$71,757
Percentage of total revenues	24.3%		23.5%		21.4%
Sales and marketing	109,290	5.9%	103,153	23.6%	83,435
Percentage of total revenues	23.6%		26.3%		24.9%
General and administrative	78,678	0.9%	78,014	12.9%	69,111
Percentage of total revenues	17.0%		19.9%		20.5%
2014 wire transaction loss	—	—%	—	(100.0)%	5,784
Percentage of total revenues	—%		—%		1.7%
Total operating costs and expenses	$300,563	9.9%	$273,486	18.9%	$230,087
Percentage of total revenues	64.9%		69.7%		68.7%

Operating income	$50,209	71.8%	$29,232	45.7%	$20,064
Operating margin	10.8%		7.4%		6.0%
The growth in research and development expenses in 2016 and 2015 was primarily due to personnel-related costs associated with headcount and skill set investments in support of our growth; headcount grew 21% in 2015 and 14% in 2016, with an increasing focus on the hiring of highly skilled engineering talent. Research and development expenses for both 2016 and 2015 were also impacted by our increased use of specialized consultants and outside experts to enhance the value of our platform. In 2016, the aforementioned people cost increases were partially offset by capitalization of internal-use software development costs associated with our Clinical Cloud platform.
The growth in sales and marketing expenses in 2016 and 2015 was largely driven by personnel-related costs associated with headcount increases to expand our global sales organization and partner team. Sales and marketing headcount increased 26% in 2015 and 8% in 2016 to reach a total of 309 employees as of the end of 2016.
General and administrative headcount increased 10% in 2015 and 27% in 2016 to support our business growth, resulting in higher personnel-related costs. In 2016, this increase was almost fully offset by a 24% decrease in stock-based compensation expense as a result of certain material equity awards becoming fully vested during the fourth quarter of 2015 and first quarter of 2016. In 2015, stock-based compensation costs increased 22% compared with 2014, driven by grants to both new hires and existing employees, contributing to the overall increase general and administrative expenses for that year. General and administrative expenses for 2016 were also impacted by decreased legal fees as a result of the resolution of our litigation with DataTrak early in the year.
In the first quarter of 2016, the state of New Jersey enacted legislation that allows companies to recognize grants associated with the New Jersey Business Employment Incentive Program ("NJ BEIP"), which incentivizes businesses to locate and expand jobs in New Jersey. We applied the benefits of these grants against the underlying salary expense related to our employees in research and development, sales and marketing, and general and administrative functions in New Jersey, reducing total operating expenses by $3.0 million for 2016. The NJ BEIP is not expected to have a material impact on future periods. Additionally, in 2012 we signed an incentive proposal under New York State's Empire State Development ("ESD") Excelsior Jobs Program ("Excelsior"). Excelsior provides qualifying taxpayers with refundable tax credits related to new or expanding operations in New York State. The 2012 agreement provided for credits of $2.8 million over a ten-year period beginning in 2014, resulting in an immaterial quarterly benefit. In the third quarter of 2016, we received and signed a new, larger Excelsior incentive proposal that provides for an additional $17.0 million of credits over a ten-year period beginning in 2016. The benefits of all Excelsior credits are applied against underlying salary expense and reduced total operating expenses by $1.5 million for 2016.
Our total operating costs and expenses for 2014 included a $5.8 million charge associated with the international wire transfer fraud committed against us on September 16, 2014, and the related investigation costs incurred. For further information, see Note 2, "2014 Wire Transaction Loss," to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.

Interest and Other Expense:
Interest and other expense for 2016, 2015, and 2014 was as follows:

	2016	Change	2015	Change	2014
	(amounts in thousands except percentages)
Interest and other expense	$(12,895)	(4.2)%	$(13,457)	(0.7)%	$(13,550)
Interest and other expense is driven largely by cash and non-cash interest expense on the convertible senior notes that we issued in August 2013. For further information, see Note 9, “Debt,” to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K. For all periods presented, debt interest expense was partially offset by interest income from our marketable securities portfolio.
Income taxes
We are subject to income tax in the U.S. and foreign jurisdictions in which we conduct business. See Note 14, “Income Taxes,” to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for more information regarding our income taxes.
Income taxes for 2016, 2015, and 2014 were as follows:

	2016	2015	2014
	(amounts in thousands except percentages)
Provision for income taxes	$8,331	$2,608	$422
Effective tax rate	22.3%	16.5%	6.5%
We had an effective tax rate of 22.3% for 2016 compared with 16.5% for 2015 and 6.5% for 2014. In 2016, our effective tax rate was lower than the U.S. statutory rate of 35% as a result of the tax benefit of research and development tax credits generated during the year, change in unrecognized tax benefits on research and development tax credit carryovers resulting from the conclusion of an IRS tax examination, share-based compensation inclusive of excess tax benefits recognized due to early adoption of ASU No. 2016-09, tax rate differentials on the mix of foreign jurisdictional earnings, and losses incurred by a foreign subsidiary related to our non-U.S. operations for which we have not realized a related tax benefit. In 2015, our effective tax rate was lower than the U.S. statutory rate of 35% primarily due to the tax benefit of research and development tax credits, the domestic production activities deduction, net of tax reserves, and share-based compensation. Except for the change in unrecognized tax benefits, these items will likely continue to affect future periods' effective tax rates as we continue to develop and enhance our products and grow domestically and internationally. However, research and development tax rates may not have as significant an impact on future effective tax rates to the extent that pre-tax income grows at a faster rate than such credits.
Liquidity and Capital Resources
We believe that our cash flows from operations, cash and cash equivalents, and highly liquid marketable securities will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for the foreseeable future. Our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors, including any expansion of our business that we may complete. The following table presents selected financial information related to our liquidity and capital resources as of and for the years ended December 31, 2016, 2015, and 2014 (in thousands):

	2016	2015		2014
Cash, cash equivalents, and marketable securities	$515,222	$478,729		$456,643
Furniture, fixtures and equipment, net	$58,461	$51,043		$38,579
1.00% convertible senior notes, net	$263,401	$249,487	(1)	$236,308	(1)

Cash provided by operating activities	$88,769	$88,594	(2)	$67,445	(2)
Cash used in investing activities	$(41,258)	$(37,498)		$(30,444)
Cash used in financing activities	$(3,311)	$(40,995)	(2)	$(19,692)	(2)

(1) On January 1, 2016, we retrospectively adopted ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires unamortized debt issuance costs to be presented as a reduction of the carrying amount of the related debt liability, similar to a debt discount. This resulted in reclassification of $3.3 million and $4.6 million in unamortized debt issuance costs from other assets to 1.00% convertible senior notes on our consolidated balance sheets as of December 31, 2015 and 2014, respectively.

(2) The consolidated statements of cash flows for the years ended December 31, 2015 and 2014 have been adjusted to reflect our 2016 adoption of Accounting Standards Update 2016-09, which requires excess tax benefit on equity awards to be presented as an operating activity. The impact is an offsetting increase to net cash provided by operating activities and net cash used in financing activities of $1.6 million for the year ended December 31, 2015 and $5.8 million for the year ended December 31, 2014. Refer to Note 1, "Summary of Significant Accounting Policies — Recently Adopted Accounting Pronouncements" to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for more information.

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
For 2016, cash provided by operating activities of $88.8 million was driven by strong customer collections, which were 15% higher than in the prior year, partially offset by operating expenditures and cash interest expense on our 1.00% convertible senior notes. Cash used in investing activities of $41.3 million consisted primarily of cash payments for capital expenditures of $25.7 million, a net payment of $17.2 million to acquire Intelemage, and $4.0 million cost method investment, partially offset by net sales of marketable securities of $5.4 million. Cash used in financing activities of $3.3 million resulted predominantly from the acquisition of $15.6 million of treasury stock in connection with equity plan participant tax withholdings upon vesting, partially offset by equity plan proceeds of $12.4 million.

For 2015, cash provided by operating activities of $88.6 million was driven by strong customer collections, which were 20% higher than in the prior year, partially offset by operating expenditures and cash interest expense on our 1.00% convertible senior notes. Cash used in investing activities of $37.5 million consisted primarily of cash payments for capital expenditures of $19.0 million and net purchases of marketable securities of $17.7 million. Cash used in financing activities of $41.0 million resulted predominantly from the acquisition of $53.6 million of treasury stock in connection with equity plan participant tax withholdings upon vesting, partially offset by equity plan proceeds of $12.7 million.
For 2014, cash provided by operating activities of $67.4 million was driven by strong customer collections, partially offset by operating expenditures, the wire transaction loss, and cash interest expense on our 1.00% convertible senior notes. Cash used in investing activities of $30.4 million consisted primarily of cash payments for capital expenditures of $15.8 million, cash consideration of $5.5 million paid to acquire Patient Profiles, and net purchases of marketable securities of $9.4 million. Cash used in financing activities of $19.7 million resulted predominantly from the acquisition of $28.6 million of treasury stock in connection with equity plan participant tax withholdings upon vesting and acquisition-related earn-out payment of $0.7 million, partially offset by equity plan proceeds of $9.7 million.
Capital Assets
We acquired $22.1 million in capital assets during 2016, predominantly related to our new office spaces in Iselin, NJ and San Francisco, CA, as well as investments in our new European data center and capitalization of software development costs. Our actual cash payments for capital expenditures during 2016 were $25.7 million. We expect to spend approximately $30 million on capital expenditures during 2017.
Debt
In August 2013, we issued $287.5 million of 1.00% convertible senior notes which will mature on August 1, 2018 unless earlier repurchased or converted. Upon conversion, we will deliver to the holders of the Notes either cash, shares of our common stock, or a combination thereof, at our election. If converted, we intend to settle the principal amount of the Notes in cash and any excess conversion value beyond the principal amount in shares of our common stock, cash, or a combination thereof. As of December 31, 2016 the Notes are not convertible and therefore are classified as long-term liabilities on our consolidated balance sheet. We intend to use the net proceeds from the offering for working capital and other general corporate purposes, including possible acquisitions of, or investments in, businesses, technologies, or products complementary to our business. For further information, see Note 9, “Debt,” to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.
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
To qualify as a separate unit of accounting, a delivered item must have value to the customer on a standalone basis. The significant deliverables under our multiple-element arrangements are subscription and professional services.

We have determined that our various cloud-based solutions have standalone value and consider them separate units of accounting. In determining whether each of our solutions has standalone value, we considered factors including the availability of similar solutions from other vendors, our fee structure based on inclusion and exclusion of the solution, and our marketing and delivery of the solution. The service components of our subscriptions, including license, delivery, and support are combined and accounted for as a separate unit of accounting. We use estimated selling price ("ESP") to determine the selling price for our subscriptions when sold in multiple-element arrangements, as we are unable to establish vendor-specific objective evidence ("VSOE") for these subscriptions, and third-party evidence ("TPE") is not a practical alternative due to differences in features and functionality as compared with other companies' offerings. To determine ESP for subscription services, we utilize an internal pricing tool that provides price quotes for all potential new subscription configurations. We employ a team of pricing specialists and have established procedures to monitor compliance and evaluate pricing data on a periodic basis. This evaluation includes the judgmental review of historical pricing data, market conditions consideration, and the review of pricing strategies and practices. Any necessary pricing modification made to the pricing tool is supported by the result of such evaluation. Changes in the methods or assumptions used in determining ESP could have a material effect on our future results of operations.
We have determined that our professional services have standalone value because those services are sold separately by other vendors. As historical analysis of our standalone sales of these services indicates a sufficiently narrow price range, we have established VSOE for professional services.
We allocate the arrangement consideration among subscription and professional services deliverables based on their relative fair values.
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
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Determination of valuation allowances, if any, recorded against deferred tax assets requires significant judgment and use of assumptions, such as estimates of future taxable income. As of December 31, 2016 and 2015, we had not recorded any valuation allowances against our deferred tax assets. In the event we change our determinations as to the amount of deferred tax assets that can be realized and recognize a valuation allowance, income tax expense will be impacted in the period of such determination.
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
Contractual Obligations, Commitments and Contingencies
The following table of our material contractual obligations as of December 31, 2016 summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated (in thousands):

	Payments Due by Period
	Total	2017	2018 - 2019	2020- 2021	2022 and later
Contractual Obligations:
1.00% convertible senior notes	$287,500	$—	$287,500	$—	$—
Interest payments on convertible senior notes	4,552	2,875	1,677	—	—
Operating lease obligations	105,553	14,242	27,972	28,267	35,072
Total	$397,605	$17,117	$317,149	$28,267	$35,072
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
Letters of Credit
We had several outstanding standby letters of credit as of December 31, 2016 and 2015 in the total amount of $5.5 million and $5.7 million, respectively. These standby letters of credit were fully collateralized with our restricted cash as of December 31, 2016 and 2015.
Tax Uncertainties
The relevant accounting guidance provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, on the basis of the technical merits of the position. We recognize tax liabilities based on estimates of whether additional taxes and interest will be due. We adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. As of December 31, 2016, we had approximately $2.9 million of gross unrecognized tax benefits. At this time, we are unable to make a reasonably reliable estimate of the cash settlement amount or the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligations table.

Legal Matters
For discussion of legal matters, refer to Note 15, “Commitments and Contingencies—Legal Matters,” to the consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of December 31, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(A)(4)(ii) of Regulation S-K, promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors. Aside from entering into operating leases, which primarily relate to office space, we do not engage in off-balance sheet financing arrangements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
We had unrestricted cash and cash equivalents totaling $93.5 million at December 31, 2016. Our cash equivalents are invested principally in money market funds. We also had investments in marketable securities, which we classify as available-for-sale securities, totaling $421.7 million at December 31, 2016. Substantially all of our marketable securities are fixed income securities, which primarily consist of high quality commercial paper and corporate bonds. Due to the short duration, laddered maturities, and high credit ratings of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.
Exchange Rate Sensitivity
Our non-U.S. operating subsidiaries are located in the United Kingdom, Japan, South Korea, Singapore, China, and Germany. The functional currencies for these subsidiaries are the respective local currencies. We have exposure to exchange rate movements that are captured in translation adjustments for these subsidiaries. Such cumulative adjustments are recorded in accumulated other comprehensive income (loss). The estimated potential translation loss for 2016 resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounted to $1.4 million.
We bill our customers primarily in U.S. dollars. The majority of our foreign currency billings are billed from Medidata Solutions, Inc., a U.S. entity, and are mainly denominated in Euros, British pounds sterling, Australian dollars, and Canadian dollars. Our foreign currency denominated costs and expenses are mainly incurred by our non-U.S. operating subsidiaries. Accordingly, future changes in currency exchange rates will impact our future operating results. The following table includes the percentage of our revenues and expenses denominated in foreign currencies:

	2016	2015	2014
Revenues	4.9%	5.0%	5.2%
Costs and expenses	17.4%	12.7%	14.1%
Gains and losses arising from transactions denominated in foreign currencies are recorded as foreign currency transaction gains (losses) in general and administrative expenses on our consolidated statements of operations and amounted to $(0.1) million in 2016, $(0.6) million in 2015, and $(1.1) million in 2014.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2016, an evaluation was performed with the participation of our Disclosure Committee and our management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon such evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2016.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
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
In making the assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016, our management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, we determined that our internal control over financial reporting was effective based on those criteria as of December 31, 2016.
Deloitte & Touche LLP, our independent registered public accounting firm, has performed an audit of the effectiveness of our internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO. This audit is required to be performed in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our independent auditors were given unrestricted access to all financial records and related data. The attestation reporting on the effectiveness of our internal control over financial reporting as of December 31, 2016 issued by our independent registered public accounting firm is included at the end of Item 9A in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Medidata Solutions, Inc.
New York, New York

We have audited the internal control over financial reporting of Medidata Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated February 28, 2017, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 28, 2017

Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016 in connection with our 2017 Annual Meeting of Stockholders.
Item 11. Executive Compensation
The information required by this Item 11 is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016 in connection with our 2017 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016 in connection with our 2017 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016 in connection with our 2017 Annual Meeting of Stockholders.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016 in connection with our 2017 Annual Meeting of Stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedule
(a) We have filed the following documents as part of this Form 10-K:
1. Consolidated Financial Statements
2. Financial Statement Schedule

Page
Schedule II—Valuation and Qualifying Accounts	F-31
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
Date: February 28, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ TAREK A. SHERIF	Chairman, Chief Executive Officer (Principal Executive Officer) and Director	February 28, 2017
Tarek A. Sherif

/S/ ROUVEN BERGMANN	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 28, 2017
Rouven Bergmann

/S/ GLEN M. DE VRIES	President and Director	February 28, 2017
Glen M. de Vries

/S/ CARLOS DOMINGUEZ	Director	February 28, 2017
Carlos Dominguez

/S/ NEIL M. KURTZ, M. D.	Director	February 28, 2017
Neil M. Kurtz, M.D.

/S/ GEORGE W. MCCULLOCH	Director	February 28, 2017
George W. McCulloch

/S/ LEE A. SHAPIRO	Director	February 28, 2017
Lee A. Shapiro

/S/ ROBERT B. TAYLOR	Director	February 28, 2017
Robert B. Taylor

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Date Filed
3.1	Fifth Amended and Restated Certificate of Incorporation of Medidata Solutions, Inc.	10-Q	001-34387	8/7/14
3.2	Certificate of Amendment of Fifth Amended and Restated Certificate of Incorporation of Medidata Solutions, Inc., dated June 2, 2016	8-K	001-34387	6/7/16
3.3	Amended and Restated Bylaws	8-K	001-34387	2/16/16
4.1	Specimen stock certificate	S-1/A	333-156935	6/3/09
4.2	Indenture, dated as of August 12, 2013, between Medidata Solutions, Inc. and Wells Fargo Bank, National Association, as Trustee	8-K	001-34387	8/6/13
4.3	Form of 1.00% Convertible Senior Notes due 2018	8-K	001-34387	8/6/13
10.1	Form of Officer and Director Indemnification Agreement	S-1/A	333-156935	6/3/09
10.2†	Medidata Solutions, Inc. Amended and Restated 2000 Stock Option Plan	S-1/A	333-156935	5/15/09
10.3†	Form of Medidata Solutions, Inc. Amended and Restated 2000 Stock Option Plan Option Agreement	S-1/A	333-156935	5/15/09
10.4†	Medidata Solutions, Inc. Second Amended and Restated 2009 Long-Term Incentive Plan	8-K	001-34387	5/2/13
10.5†	Form of Medidata Solutions, Inc. 2009 Long-Term Incentive Plan Stock Option Agreement	S-1/A	333-156935	6/3/09
10.6†	Form of Medidata Solutions, Inc. 2009 Long-Term Incentive Plan Restricted Stock Agreement	S-1/A	333-156935	6/3/09
10.7†	Form of Medidata Solutions, Inc. Restricted Stock Agreement	10-Q	001-34387	5/3/13
10.8†	Form of Medidata Solutions, Inc. Performance-Based Restricted Stock Unit Agreement	10-Q	001-34387	5/9/16
10.9†	Form of Medidata Solutions, Inc. Long-Term Performance-Based Restricted Stock Unit Agreement	10-Q	001-34387	5/3/13
10.10†	Medidata Solutions, Inc. Second Amended and Restated 2014 Employee Stock Purchase Plan	DEF 14A	001-34387	4/21/16
10.11†	Form of Executive Change in Control Agreement	8-K	001-34387	7/8/14
10.12†	Amended and Restated Executive Change in Control Agreement for CEO and President	8-K	001-34387	8/15/16
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
		8-K	001-34387	10/23/12
10.15	Amendment No. 1, dated September 25, 2013, to Agreement of Lease between the Rector, Church-Wardens and Vestrymen of Trinity Church in the City of New York and Medidata Solutions, Inc.	10-K	001-34387	2/24/14
10.16	Amendment No. 2, dated December 6, 2013, to Agreement of Lease between the Rector, Church-Wardens and Vestrymen of Trinity Church in the City of New York and Medidata Solutions, Inc.	10-K	001-34387	2/24/14
10.17†	Separation Agreement and General Release between Medidata Solutions, Inc. and Cory Douglas, dated May 13, 2015	8-K	001-34387	5/14/15
21.1*	Subsidiaries of Medidata Solutions, Inc.
23.1*	Consent of Deloitte & Touche LLP
31.1*	Rule 13a-14(a) or 15d-14 Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) or 15d-14 Certification of Chief Financial Officer
32.1**	Certification of Chief Executive Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350
32.2**	Certification of Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management contract or any compensatory plan, contract or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Medidata Solutions, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Medidata Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Medidata Solutions, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2017, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 28, 2017

MEDIDATA SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(Amounts in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$93,519	$49,562
Marketable securities	281,285	220,126
Accounts receivable, net of allowance for doubtful accounts of $1,041 and $1,992, respectively	115,216	90,590
Prepaid commission expense	1,842	1,670
Prepaid expenses and other current assets	20,382	21,165
Deferred income taxes	6,536	88
Total current assets	518,780	383,201
Restricted cash	5,760	5,755
Furniture, fixtures and equipment, net	58,461	51,043
Marketable securities – long-term	140,418	209,041
Goodwill	30,780	18,797
Intangible assets, net	5,090	1,172
Deferred income taxes – long-term	40,415	12,128
Other assets	18,181	3,043
Total assets	$817,885	$684,180
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,202	$6,283
Accrued payroll and other compensation	29,260	23,744
Accrued expenses and other	20,958	15,469
Deferred revenue	75,911	75,582
Total current liabilities	132,331	121,078
Noncurrent liabilities:
1.00% convertible senior notes, net	263,401	249,487
Deferred revenue, less current portion	1,703	2,993
Deferred tax liabilities	322	414
Other long-term liabilities	18,138	26,052
Total noncurrent liabilities	283,564	278,946
Total liabilities	415,895	400,024
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01 per share; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $0.01 per share; 200,000 shares authorized; 61,393 and 59,455 shares issued; 57,733 and 56,311 shares outstanding, respectively	614	594
Additional paid-in capital	418,497	364,973
Treasury stock, 3,660 and 3,144 shares, respectively	(114,204)	(100,806)
Accumulated other comprehensive loss	(5,276)	(3,404)
Retained earnings	102,359	22,799
Total stockholders' equity	401,990	284,156
Total liabilities and stockholders' equity	$817,885	$684,180
The accompanying notes are an integral part of the consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2016	2015	2014
	(Amounts in thousands, except per share data)
Revenues
Subscription	$394,269	$336,195	$280,041
Professional services	69,112	56,311	55,030
Total revenues	463,381	392,506	335,071
Cost of revenues (1)(2)
Subscription	62,136	47,795	45,576
Professional services	50,473	41,993	39,344
Total cost of revenues	112,609	89,788	84,920
Gross profit	350,772	302,718	250,151
Operating costs and expenses:
Research and development (1)	112,595	92,319	71,757
Sales and marketing (1)(2)	109,290	103,153	83,435
General and administrative (1)	78,678	78,014	69,111
2014 wire transaction loss (3)	—	—	5,784
Total operating costs and expenses	300,563	273,486	230,087
Operating income	50,209	29,232	20,064
Interest and other income (expense):
Interest expense	(17,288)	(16,192)	(15,368)
Interest income	4,382	2,799	1,814
Other income (expense), net	11	(64)	4
Total interest and other expense, net	(12,895)	(13,457)	(13,550)
Income before income taxes	37,314	15,775	6,514
Provision for income taxes	8,331	2,608	422
Net income	$28,983	$13,167	$6,092
Earnings per share:
Basic	$0.52	$0.25	$0.12
Diluted	$0.51	$0.23	$0.11
Weighted-average common shares outstanding:
Basic	55,492	53,717	52,561
Diluted	57,249	56,540	55,247

(1)	Stock-based compensation expense included in cost of revenues and operating costs and expenses is as follows:

Cost of revenues	$4,425	$5,040	$4,313
Research and development	9,223	7,907	4,085
Sales and marketing	7,074	9,171	7,450
General and administrative	20,436	26,869	22,105
Total stock-based compensation	$41,158	$48,987	$37,953

(2)	Amortization of intangible assets included in cost of revenues and operating costs and expenses is as follows:

Cost of revenues	$1,021	$517	$499
Sales and marketing	276	119	129
Total amortization of intangible assets	$1,297	$636	$628

(3)
Operating costs and expenses for the year ended December 31, 2014 include a pre-tax charge of $5.8 million associated with the international wire transfer fraud committed against the Company and related investigation costs incurred. For additional details, see Note 2, "2014 Wire Transaction Loss."

The accompanying notes are an integral part of the consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2016	2015	2014
	(Amounts in thousands)
Net income	$28,983	$13,167	$6,092
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,324)	(938)	(1,340)
Unrealized gain (loss) on marketable securities	728	(896)	(648)
Other comprehensive loss	(1,596)	(1,834)	(1,988)
Income tax related to unrealized gain or loss on marketable securities	(276)	342	275
Other comprehensive loss, net of tax	(1,872)	(1,492)	(1,713)
Comprehensive income, net of tax	$27,111	$11,675	$4,379

The accompanying notes are an integral part of the consolidated financial statements.

MEDIDATA SOLUTIONS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount		Shares	Amount
	(Amounts in thousands)
Balance—January 1, 2014	55,018	$550	$248,336	1,384	$(26,414)	$(199)	$3,540	$225,813
Net income	—	—	—	—	—	—	6,092	6,092
Other comprehensive loss, net of tax	—	—	—	—	—	(1,713)	—	(1,713)
Total comprehensive income	—	—	—	—	—	(1,713)	6,092	4,379
Stock options exercised	403	4	4,324	—	—	—	—	4,328
Tax benefit associated with equity awards	—	—	5,829	—	—	—	—	5,829
Stock-based compensation	—	—	37,953	—	—	—	—	37,953
Nonvested restricted stock awards granted	514	5	(5)	—	—	—	—	—
Acquisition of treasury stock	—	—	—	402	(18,634)	—	—	(18,634)
Nonvested restricted stock awards forfeited	—	—	1	102	(1)	—	—	—
Vesting of performance-based restricted stock units	230	2	(2)	—	—	—	—	—
Issuance of employee stock purchase plan shares	136	2	5,029	—	—	—	—	5,031
Balance—December 31, 2014	56,301	563	301,465	1,888	(45,049)	(1,912)	9,632	264,699
Net income	—	—	—	—	—	—	13,167	13,167
Other comprehensive loss, net of tax	—	—	—	—	—	(1,492)	—	(1,492)
Total comprehensive income	—	—	—	—	—	(1,492)	13,167	11,675
Stock options exercised	454	4	6,682	—	—	—	—	6,686
Tax benefit associated with equity awards	—	—	1,622	—	—	—	—	1,622
Stock-based compensation	—	—	48,987	—	—	—	—	48,987
Nonvested restricted stock awards granted	704	7	(7)	—	—	—	—	—
Acquisition of treasury stock	—	—	—	1,127	(55,756)	—	—	(55,756)
Nonvested restricted stock awards forfeited	—	—	1	129	(1)	—	—	—
Vesting of performance-based restricted stock units	1,832	18	(18)	—	—	—	—	—
Issuance of employee stock purchase plan shares	164	2	6,241	—	—	—	—	6,243
Balance—December 31, 2015	59,455	594	364,973	3,144	(100,806)	(3,404)	22,799	284,156
Opening retained earnings adjustment for cumulative effect of adoption of ASU No. 2016-09	—	—	—	—	—	—	50,577	50,577
Adjusted balance—January 1, 2016	59,455	594	364,973	3,144	(100,806)	(3,404)	73,376	334,733
Net income	—	—	—	—	—	—	28,983	28,983
Other comprehensive loss, net of tax	—	—	—	—	—	(1,872)	—	(1,872)
Total comprehensive income	—	—	—	—	—	(1,872)	28,983	27,111
Stock options exercised	279	3	5,492	—	—	—	—	5,495
Stock-based compensation	—	—	41,194	—	—	—	—	41,194
Nonvested restricted stock awards granted	1,183	12	(12)	—	—	—	—	—
Acquisition of treasury stock	—	—	—	360	(13,396)	—	—	(13,396)
Nonvested restricted stock awards forfeited	—	—	2	156	(2)	—	—	—
Vesting of restricted stock units and performance-based restricted stock units	302	3	(3)	—	—	—	—	—
Issuance of employee stock purchase plan shares	174	2	6,851	—	—	—	—	6,853
Balance—December 31, 2016	61,393	$614	$418,497	3,660	$(114,204)	$(5,276)	$102,359	$401,990
The accompanying notes are an integral part of the consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2016	2015		2014
Cash flows from operating activities:	(Amounts in thousands)
Net income	$28,983	$13,167		$6,092
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,349	10,822		10,435
Stock-based compensation	41,158	48,987		37,953
Amortization of discounts or premiums on marketable securities	2,757	4,754		5,611
Deferred income taxes	5,895	(3,209)		(10,865)
Amortization of debt issuance costs	1,278	1,278		1,277
Amortization of debt discount	12,636	11,902		11,181
Provision for doubtful accounts	1,116	597		648
Loss on fixed asset disposal	3	—		3
Changes in operating assets and liabilities:
Accounts receivable	(25,172)	(34,513)		(30,549)
Prepaid commission expense	(2,108)	439		1,344
Prepaid expenses and other current assets	185	(9,058)		(611)
Other assets	(8,735)	2,715		2,910
Accounts payable	2,825	(502)		1,310
Accrued payroll and other compensation	7,343	6,014		(2,510)
Accrued expenses and other	14,220	712		6,103
Deferred revenue	(1,050)	28,617		19,419
Other long-term liabilities	(7,914)	5,872		7,694
Net cash provided by operating activities	88,769	88,594	(1)	67,445	(1)
Cash flows from investing activities:
Purchases of furniture, fixtures and equipment	(25,656)	(19,017)		(15,815)
Purchases of available-for-sale marketable securities	(266,361)	(264,113)		(241,204)
Proceeds from sale of available-for-sale marketable securities	271,796	246,423		231,816
Acquisition of business, net of cash acquired	(17,186)	—		(5,467)
Purchase of cost method investment	(4,000)	—		—
Net decrease (increase) in restricted cash	149	(791)		226
Net cash used in investing activities	(41,258)	(37,498)		(30,444)
Cash flows from financing activities:
Proceeds from exercise of stock options	5,495	6,686		4,328
Proceeds from employee stock purchase plan	6,864	6,009		5,416
Acquisition of treasury stock	(15,570)	(53,582)		(28,593)
Repayment of short-term notes payable	(100)	(62)		(85)
Repayment of obligations under capital leases	—	(46)		(54)
Payment of acquisition-related earn-out	—	—		(704)
Net cash used in financing activities	(3,311)	(40,995)	(1)	(19,692)	(1)
Effect of exchange rate changes on cash and cash equivalents	(243)	(56)		(120)
Net increase in cash and cash equivalents	43,957	10,045		17,189
Cash and cash equivalents—Beginning of period	49,562	39,517		22,328
Cash and cash equivalents—End of period	$93,519	$49,562		$39,517
(1) The consolidated statements of cash flows for the years ended December 31, 2015 and 2014 have been adjusted to reflect the Company's 2016 adoption of Accounting Standards Update 2016-09, which requires excess tax benefit on equity awards to be presented as an operating activity. The impact is an offsetting increase to net cash provided by operating activities and net cash used in financing activities of $1,622 thousand for the year ended December 31, 2015 and $5,829 thousand for the year ended December 31, 2014. Refer to Note 1, "Summary of Significant Accounting Policies — Recently Adopted Accounting Pronouncements" for further information.

The accompanying notes are an integral part of the consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	Year ended December 31,
	2016	2015	2014
Supplemental disclosures of cash flow information:	(Amounts in thousands)
Cash paid during the period for:
Interest	$2,882	$2,878	$2,788
Income taxes	$2,074	$1,289	$485
Noncash activities:
Furniture, fixtures and equipment acquired but not yet paid for at period end	$1,152	$4,716	$883
Issuance of notes payable in connection with acquisition-related earn-out payments	$—	$—	$97

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
For purposes of these consolidated financial statements, the years ended December 31, 2016, 2015, and 2014 are referred to as 2016, 2015, and 2014, respectively.
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
Revenue Recognition—The Company derives its revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers utilizing the Company's cloud-based solutions; and (2) professional services, such as training, implementation, consulting, interface creation, trial configuration, data testing, reporting, procedure documentation, and other customer-specific services. The Company recognizes revenues when all of the following conditions are satisfied:

•	persuasive evidence of an arrangement exists;

•	service has been delivered to the customer;

•	amount of the fees to be paid by the customer is fixed or determinable; and

•	collection of the fees is reasonably assured or probable.
Subscription
The Company derives its subscription revenues from multi-study and single-study arrangements that grant the customer the right to utilize its cloud-based solutions for a specified term. Multi-study arrangements grant the customer the right to manage a predetermined number of clinical trials simultaneously for a term typically ranging from one to five years. Single-study arrangements allow customers to use the Company's solutions on a per trial basis.
Revenues from subscription arrangements are recognized ratably over the term of the arrangement, beginning with the commencement of the arrangement term, which is generally aligned with the date the Company's cloud-based solutions are made available to the customer. The term of the arrangement includes optional renewal periods, if such renewal periods are likely to be exercised.
Professional Services
The Company also makes available a range of professional services, including implementation, training, and strategic consulting. Professional services do not result in significant alterations to the underlying solutions. Revenues are recognized using a proportional performance method or as services are rendered.
Professional services revenues include any reimbursements for out-of-pocket expenses incurred. The Company included $1.0 million, $0.7 million, and $0.7 million of reimbursable out-of-pocket expenses in professional services revenues in the years ended 2016, 2015, and 2014, respectively.
Multiple-Element Arrangements
The Company enters into multiple-element arrangements that combine a cloud-based technology subscription with various professional services.
To qualify as a separate unit of accounting, a delivered item must have value to the customer on a standalone basis. The significant deliverables under the Company's multiple-element arrangements are subscription and professional services.
The Company has determined that its various cloud-based solutions have standalone value and considers them separate units of accounting. In determining whether each of its solutions has standalone value, the Company considered factors

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

including the availability of similar solutions from other vendors, its fee structure based on inclusion and exclusion of the solution, and its marketing and delivery of the solution. The service components of the Company's subscriptions, including license, delivery, and support are combined and accounted for as a separate unit of accounting. The Company uses estimated selling price ("ESP") to determine the selling price for its subscriptions when sold in multiple-element arrangements, as the Company is unable to establish vendor-specific objective evidence ("VSOE") for these subscriptions and third-party evidence ("TPE") is not a practical alternative due to differences in features and functionality as compared with other companies' offerings. To determine ESP for subscription services, the Company utilizes an internal pricing tool that provides price quotes for all potential new subscription configurations. The Company employs a team of pricing specialists and has established procedures to monitor compliance and evaluate pricing data on a periodic basis. This evaluation includes the review of actual historical pricing data, market conditions consideration, and the review of pricing strategies and practices. Any necessary pricing modification made to the pricing tool is supported by the result of such evaluation.
The Company has determined that its professional services have standalone value because those services are sold separately by other vendors. As historical analysis of standalone sales of these services indicates a sufficiently narrow price range, the Company has established VSOE for its professional services.
The Company allocates the arrangement consideration among subscription and professional services deliverables based on their relative fair values.
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
Deferred Revenue
Deferred revenue consists of billings or payments received in advance of revenue recognition and is recognized as the revenue recognition criteria are met. Amounts that have been invoiced are initially recorded in accounts receivable and deferred revenue. The Company invoices its customers in accordance with the terms of the underlying contract, usually in installments in advance of the related service period. Accordingly, the deferred revenue balance does not represent the total contract value of outstanding arrangements. Payment terms are typically net 30 or 45 days, but in some cases longer. Deferred revenue that is expected to be recognized during the subsequent 12-month period is recorded as current deferred revenue and the remaining portion as noncurrent deferred revenue.
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
Cost of Revenues—Cost of revenues primarily consists of costs related to delivering, maintaining, and supporting the Company's cloud-based platform and delivering professional services and support. These costs include salaries, benefits, bonuses, and stock-based compensation for the Company's data center and professional services staff, as well as costs of third-party consultants. Cost of revenues also includes costs associated with the Company's data center, including networking and related depreciation expense, as well as outside service provider costs, amortization expense associated with acquired and developed technology, and general overhead. The Company allocates general overhead, such as applicable shared rent and utilities, to cost of revenues based on relative headcount.
Software Development Costs—Costs incurred in the development and implementation of internal-use software are capitalized during the application development stage. Upgrades and enhancements to existing internal-use software are capitalized only if it is probably that those expenditures will result in additional functionality. The Company capitalized $3.3 million and $1.0 million of internal-use software development and implementation costs in 2016 and 2015, respectively. No internal-use software development costs were capitalized during 2014. Capitalized software development costs are included in furniture, fixtures, and equipment on the Company's consolidated balance sheets.
Stock-Based Compensation—The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes pricing model. The Company uses stock price volatility of its publicly-traded stock as a basis for determining the expected volatility. As the Company does not yet have sufficient historical exercise data with regard to its current option granting program, which is focused on new hires in key senior positions, to provide a reasonable basis upon which to estimate expected life, the Company uses the simplified method permitted for plain-vanilla options under SEC Staff Accounting Bulletin ("SAB") 14. The Company will cease to use such method when sufficient historical exercise data is available. The risk-free interest rate is based on the United States ("U.S.") Treasury yield curve in effect at the time of the option grant with a maturity tied to the expected life of the options. No dividends are expected to be declared by the Company at this time. Compensation expense for stock options is recognized, net of estimated forfeitures, on a straight-line basis over the vesting period.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The fair value of each nonvested restricted stock award ("RSA") or restricted stock unit ("RSU") is measured as if the RSA or RSU was vested and issued on the grant date. The related compensation expense is recognized, net of estimated forfeitures, on a straight-line basis over the vesting period.
The fair value of each performance-based restricted stock unit ("PBRSU") whose vesting is dependent on the achievement of a market condition is estimated based upon the results of a Monte Carlo valuation model as of the grant date in accordance with accounting guidance. Compensation expense related to PBRSUs with a market condition is recognized, net of estimated forfeitures, on a straight-line basis over the vesting period. The fair value of each PBRSU whose vesting is dependent on the satisfaction of a performance condition is measured as if the PBRSU was vested and issued on the grant date and adjusted in each reporting period for expected performance relative to the associated goals. Compensation expense related to PBRSUs with a performance condition is recognized when it is probable that the condition will be achieved, net of estimated forfeitures, on a straight-line basis over the vesting period. The compensation expense ultimately recognized will equal the grant date fair value per share multiplied by the number of shares for which the performance condition has been satisfied.
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
Marketable Securities—The Company classifies its fixed income marketable securities as available-for-sale based on its intentions with regard to these instruments. Accordingly, marketable securities are reported at fair value, with all unrealized holding gains and losses reflected in stockholders' equity. If it is determined that an investment has an other-than-temporary decline in fair value, the Company recognizes the investment loss in other income (expense), net, in the consolidated statements of operations. The Company periodically evaluates its investments to determine if impairment charges are required.
Accounts Receivable—Accounts receivable are recorded at original invoice amount less an allowance that management believes will be adequate to absorb estimated losses on uncollectible accounts. The allowance is based on an evaluation of the collectability of accounts receivable and prior bad debt experience. Accounts receivable are written off when deemed uncollectible. Unbilled receivables consist of revenue recognized in excess of billings, substantially all of which is expected to be billed and collected within one year. As of December 31, 2016 and 2015, unbilled accounts receivable of $14.1 million and $10.3 million, respectively, were included in accounts receivable on the Company's consolidated balance sheets. In general, there is a direct relationship between the Company's accounts receivable balance and its transaction volume.
Prepaid Commission Expense—For arrangements where revenue is recognized over the relevant contract period, the Company capitalizes related sales commissions that have been paid and recognizes these expenses over the period the related revenue is recognized. Commissions are generally payable to the Company's sales representatives 25% at the time of booking and 75% at the time of invoicing. If a customer terminates a contract, the Company recaptures the related unearned commissions. The Company expensed commissions of $14.2 million, $13.7 million, and $13.1 million in 2016, 2015, and 2014 respectively, which are included within sales and marketing expense in the consolidated statements of operations. Prepaid commissions that will be recognized during the subsequent 12-month period are recorded as current prepaid commissions and the remaining portion included in other noncurrent assets.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Restricted Cash—Restricted cash represents deposits made to fully collateralize certain standby letters of credit issued in connection with office lease arrangements. In addition to the $5.8 million of restricted cash on the Company's consolidated balance sheets as of December 31, 2016 and 2015, short-term restricted cash of $0.2 million was recorded in prepaid expenses and other current assets as of December 31, 2015.
Furniture, Fixtures and Equipment—Furniture, fixtures and equipment consist of furniture, computers, other office equipment, purchased and developed software for internal use, leasehold improvements, and construction in progress recorded at cost. Depreciation is computed on the straight-line method over five years for furniture and fixtures, and over three to five years for computer equipment and software. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or their estimated useful lives. Improvements are capitalized while expenditures for repairs and maintenance are charged to expense as incurred. Construction in progress is not amortized into depreciation expense until it is placed into service.
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

•
If the carrying value of the reporting unit exceeds its fair value, a second test is performed to measure the amount of impairment by comparing the carrying amount of the goodwill to a determination of the implied value of the goodwill. The implied value of goodwill is determined as of the test date by performing a purchase price allocation, as if the reporting unit had just been acquired, using currently estimated fair values of the individual assets and liabilities of the reporting unit, together with an estimate of the fair value of the reporting unit taken as a whole. The estimate of the fair value of the reporting unit is based upon information available regarding the Company's market capitalization, prices of similar groups of assets, or other valuation techniques including present value techniques based upon estimates of future cash flow. If the carrying amount of the goodwill is greater than its implied value, an impairment loss is recognized for the difference.

The Company determined that there was no impairment of goodwill for the years ended December 31, 2016, 2015, and 2014, and did not recognize any impairments of goodwill in prior years.
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
Impairment of Long-Lived Assets—Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may be impaired. The Company subjects long-lived assets to a test of recoverability based on undiscounted cash flows expected to be generated by such assets while utilized by the Company and cash flows expected from disposition of such assets. If the assets are impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds their fair value. The Company determined that there was no impairment of long-lived assets for the years ended December 31, 2016, 2015, and 2014, and did not recognize any impairments of long-lived assets in prior years.
Convertible Notes—The Company separately accounts for the debt and conversion option components of its convertible senior notes, which permit cash settlement, in a manner that reflects the Company's nonconvertible borrowing rate at the time of issuance. The principal amount of the convertible senior notes is recorded as a liability. The value of the conversion option, net of equity issue costs, is recorded in stockholders' equity, and the offsetting debt discount is amortized to interest expense using the effective interest method over the term of the convertible senior notes. Debt issuance costs have been capitalized, are presented as a reduction of the carrying amount of the convertible senior notes, and are amortized to interest expense over the term on a straight-line basis, which approximates the effective interest method. Refer to Note 9, "Debt," for further information.
Treasury Stock—Shares of the Company's common stock that are repurchased are recorded as treasury stock at cost and included as a component of stockholders' equity. Refer to Note 3, "Stockholders' Equity," for further information.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Foreign Currency Translation—The reporting currency for the Company is the U.S. dollar. The functional currencies of the Company's subsidiaries in the United Kingdom, Japan, Korea, Singapore, China, and Germany are the British pound sterling, Japanese yen, South Korean won, Singapore dollar, Chinese yuan, and Euro, respectively. Accordingly, the assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts of the Company's foreign subsidiaries are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive income (loss) as a separate component of stockholders' equity. Gains and losses arising from transactions denominated in foreign currencies are recorded directly to the statement of operations. Foreign currency transaction gains (losses) are included in general and administrative expenses and were $(0.1) million in 2016, $(0.6) million in 2015, and $(1.1) million in 2014.
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
The Company uses a three-level framework for measuring the fair value of its financial assets and liabilities that gives highest priority to Level 1 and lowest priority to Level 3 inputs, described as follows:
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
Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and accounts receivable. The Company has policies that limit the amount of credit exposure to any one issuer. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential losses, but does not require collateral or other security to support customers' receivables. The Company's credit risk is further mitigated because its customer base is diversified both geographically and by industry sector.
In 2016, 2015, and 2014, no single customer generated more than 10% of the Company's total revenues. At December 31, 2016, one customer comprised 13% of accounts receivable. At December 31, 2015, another unrelated customer comprised 18% of accounts receivable.
The majority of the Company's cash, cash equivalents, and restricted cash are deposited with major U.S. financial institutions and, at times, balances with any one financial institution may be in excess of Federal Deposit Insurance Corporation ("FDIC") insurance limits. In addition, as of December 31, 2016, approximately $2.1 million in cash and cash equivalents was deposited with foreign financial institutions and therefore not protected by FDIC insurance.
Indemnifications—The Company indemnifies its customers against claims that cloud-based solutions or services made available by the Company infringe upon a copyright, patent, or the proprietary rights of others. In the event of a claim, the Company agrees to obtain the rights for continued use of the solutions for the customer, to replace or modify the solutions or services to avoid such claim, or to provide a credit to the customer for the unused portion of the subscription. A liability may be recognized if information prior to the issuance of the consolidated financial statements indicates that it is probable that a liability has been incurred at the balance sheet date and the amount of the loss can be reasonably estimated. No such liabilities were recorded as of December 31, 2016 and 2015.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Segment and Geographic Information—The Company operates as a single segment, as the chief operating decision maker reviews financial information that is presented on a consolidated basis, accompanied by information about revenue by geographic region. The Company recorded revenues in the following geographic areas in 2016, 2015, and 2014 (in thousands):

	2016	2015	2014
Revenues:
United States	$358,815	$297,735	$246,362
Japan	32,049	31,595	31,672
Other	72,517	63,176	57,037
Total	$463,381	$392,506	$335,071
Revenues by geographic area are presented based upon the country in which revenues were generated. No individual country other than the U.S. and Japan represented 5% or more of net revenues for any of the periods presented.
The following table summarizes long-term assets by geographic area as of December 31, 2016, 2015, and 2014 (in thousands):

	2016	2015		2014
Long-term assets:
United States	$285,420	$289,399	(1)	$246,518	(1)
United Kingdom	9,932	7,753		8,930
Japan	3,445	3,795		4,339
Korea	204	32		—
China	91	—		—
Singapore	13	—		—
Total	$299,105	$300,979		$259,787
(1) United States long-term assets for 2015 and 2014 have been adjusted for the Company's January 1, 2016 retrospective adoption of Accounting Standards Update No. 2015-03, which is described in "Recently Adopted Accounting Pronouncements" below.

The Company had no long-term assets in countries other than those listed above as of December 31, 2016, 2015, and 2014.
Recently Adopted Accounting Pronouncements—In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15, Presentation of Financial Statements—Going Concern. This new guidance formally establishes management's responsibility to evaluate at each reporting period whether there is substantial doubt about the entity's ability to continue as a going concern for a period of one year after the date the financial statements are issued, and to provide related footnote disclosures. ASU No. 2014-15 is effective for annual reporting periods ending after December 15, 2016, and for interim and annual periods thereafter. The Company adopted ASU No. 2014-15 for the annual period ending December 31, 2016, and the adoption did not have a material impact on the Company's consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. ASU No. 2015-03 requires that debt issuance costs be presented not as an asset but as a reduction of the carrying amount of the related debt liability, similar to a debt discount. ASU No. 2015-03 is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods, with early adoption permitted. The Company adopted ASU No. 2015-03 on January 1, 2016, and the adoption did not have a material impact on its consolidated financial statements, aside from a balance sheet reclassification. Refer to Note 9, "Debt," for details.

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

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

•
The new guidance requires cash flows related to excess tax benefits, which were formerly classified as a financing activity on the statement of cash flows, to be classified as an operating activity; as a result of the adoption of ASU No. 2016-09, the Company has classified the excess tax benefit for the year ended December 31, 2016 as an operating activity on the statement of cash flows. Use of the permitted modified retrospective approach has resulted in offsetting increases of $1.6 million and $5.8 million to cash provided by operating activities and cash used in financing activities for the years ended December 31, 2015 and 2014, respectively.

Recently Issued Accounting Pronouncements—In July 2015, the FASB voted to approve a one-year delay of the effective date of ASU No. 2014-09, Revenue from Contracts with Customers, which creates Accounting Standards Codification ("ASC") 606 and supersedes the existing accounting standards for revenue recognition in ASC 605. This ASU provides principles for recognizing revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU No. 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods. The Company will adopt ASU No. 2014-09 on January 1, 2018. Although the Company is still in the process of evaluating its contracts, in general the Company expects to identify performance obligations under the new guidance in ASC 606 that are similar to the deliverables and separate units of account identified under the current guidance ASC 605. As a result, the Company anticipates that timing of revenue recognition for most of its contracts to remain the same. A few of the Company's contracts include contingent amounts of variable consideration that were precluded from recognition because of the requirement for amounts to be “fixed or determinable” under ASC 605-10-S99. However, the Company anticipates that ASC 606 will require it to estimate these amounts in advance. As a result, the Company expects to recognize revenue from these contracts earlier under ASC 606 than under ASC 605.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases, which replaces previous lease guidance in its entirety with ASC 842. The new guidance requires lessees to recognize lease assets and lease liabilities for those arrangements classified as operating leases under previous guidance, with the exception of leases with a term of twelve months or less. The new guidance also adds quantitative and qualitative disclosure requirements around leasing activities. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, and requires a modified retrospective approach. Early adoption is permitted. The Company will adopt ASU No. 2016-02 on January 1, 2019, and is presently evaluating the impact of the adoption on its consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which addresses the diversity in practice around presentation of certain cash receipts and payments in the statement of cash flows. ASU No. 2016-15 is effective for annual periods beginning after December 15, 2017, and interim periods within

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

those annual periods. The Company does not expect the adoption to have a material impact on its consolidated financial statements and may consider early adoption, which is permitted in any interim or annual period.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax consequences of intra-entity transfers of assets other than inventory when those transfers occur. ASU No. 2016-16 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods. The Company is presently evaluating the impact of adoption of ASU No. 2016-16 on its consolidated financial statements and may consider early adoption.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, which requires entities to include restricted cash in cash and cash equivalents when reconciling beginning-of-period and end-of-period cash in the statement of cash flows. ASU No. 2016-18 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Company does not expect the adoption to have a material impact on its consolidated financial statements and may consider early adoption, which is permitted in any interim or annual period.
In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which provides a more specific definition of a business than was afforded under previous guidance. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill, and consolidation. ASU No. 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Company will adopt ASU No. 2017-01 on January 1, 2018, and does not expect the adoption to have a material impact on its consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates Step 2 (determination of implied fair value of goodwill) from the goodwill impairment test. Under the new guidance, an entity must perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, if any, with the loss not exceeding the total amount of goodwill allocated to that reporting unit. ASU No. 2017-04 is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods, with early adoption permitted for goodwill impairment testing dates after January 1, 2017. The Company will adopt ASU No. 2017-04 on January 1, 2020, and does not expect the adoption to have a material impact on its consolidated financial statements.
2. 2014 WIRE TRANSACTION LOSS
On September 18, 2014, the Company discovered that it had been the subject of an international wire transfer fraud perpetrated against it on September 16, 2014. The incident involved a fraudulent request targeting certain mid-level employees in the Company's finance department, resulting in the transfer of $4.8 million to an overseas account. As a result, the Company recorded charges of $4.9 million and $0.9 million in the third and fourth quarters of 2014, respectively, for the loss and related investigation costs incurred. While this matter resulted in some additional near-term expenses, the incident did not have a material impact on the Company's business. No customer data was involved in this matter and the Company's systems were not impacted. In late December 2015, the Company was advised that the SEC had commenced an investigation with respect to this matter. The Company has cooperated with the SEC and responded to its prior requests for information, and there have been no communications with the SEC concerning this matter since April 2016.
3. STOCKHOLDERS' EQUITY
Common Stock—Common stockholders are entitled to one vote for each share of common stock held. Common stockholders may receive dividends if and when the board of directors determines, at its sole discretion.
Treasury Stock—From time to time, the Company grants nonvested RSAs, RSUs, and PBRSUs to its employees pursuant to the terms of its Second Amended and Restated 2009 Long-Term Incentive Plan (the “2009 Plan”). Under the provisions of the 2009 Plan, unless otherwise elected, participants fulfill their related income tax withholding obligation by having shares withheld at the time of vesting. On the date of vesting, the Company divides the participant's income tax obligation in dollars by the closing price of its common stock and withholds the resulting number of vested shares. The shares withheld are then transferred to the Company's treasury stock at cost for future reissuance. In 2016 and 2015, the Company withheld 359,733 shares at an average price of $37.24 and 1,127,077 shares at an average price of $49.47, respectively, in connection with the vesting of its RSAs, RSUs, and PBRSUs.
Nonvested restricted stock awards forfeited by plan participants are transferred to the Company's treasury stock at par. During 2016 and 2015, 155,984 and 129,309 forfeited shares, respectively, were transferred to treasury stock at their par value of $0.01.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

4. INVESTMENTS
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
The following tables provide the Company's marketable securities by security type as of December 31, 2016 and 2015 (in thousands):

	As of December 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper and corporate bonds	$389,459	$4	$(827)	$388,636
U.S. government agency debt securities	33,132	—	(65)	33,067
Total	$422,591	$4	$(892)	$421,703

	As of December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper and corporate bonds	$401,824	$—	$(1,522)	$400,302
U.S. government agency debt securities	28,958	2	(95)	28,865
Total	$430,782	$2	$(1,617)	$429,167
Contractual maturities of the Company's marketable securities as of December 31, 2016 and 2015 are summarized as follows (in thousands):

	As of December 31, 2016		As of December 31, 2015
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in one year or less	$281,591	$281,285	$220,492	$220,126
Due in one to five years	141,000	140,418	210,290	209,041
Total	$422,591	$421,703	$430,782	$429,167
At December 31, 2016, the Company had $0.9 million of gross unrealized losses primarily due to a decrease in the fair value of certain corporate bonds.
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
As the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company has determined that the gross unrealized losses on such investments at December 31, 2016 are temporary in nature. Accordingly, the Company did not consider its investments in marketable securities to be other-than-temporarily impaired as of December 31, 2016.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The following tables provide the fair market value and gross unrealized losses of the Company's marketable securities with unrealized losses, aggregated by security type, as of December 31, 2016 and 2015 (in thousands):

	In Loss Position for Less than 12 Months
	As of December 31, 2016		As of December 31, 2015
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper and corporate bonds	$299,708	$(771)	$359,566	$(1,443)
U.S. government agency debt securities	28,273	(59)	25,863	(95)
Total	$327,981	$(830)	$385,429	$(1,538)

	In Loss Position for More than 12 Months
	As of December 31, 2016		As of December 31, 2015
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper and corporate bonds	$68,158	$(56)	$38,726	$(79)
U.S. government agency debt securities	4,794	(6)	—	—
Total	$72,952	$(62)	$38,726	$(79)
During 2016, 2015, and 2014, the Company recorded an insignificant amount of net realized gains from the sale of marketable securities.
Cost Method Investment
In August 2016, the Company purchased shares of Series B Preferred Stock of SHYFT Analytics, Inc. ("SHYFT") via a private placement. This investment is accounted for under the cost method and is included in other assets on the Company's consolidated balance sheet as of December 31, 2016 at its purchase price of $4.0 million.
The Company's vice chairman, Steven Hirschfeld, has served on the board of directors of SHYFT since 2014 in an individual capacity and not as a representative of the Company.
5. FAIR VALUE
As of December 31, 2016 and 2015, the Company's financial assets that are measured at fair value on a recurring basis as described in Note 1, "Summary of Significant Accounting Policies," are summarized as follows (in thousands):

	As of December 31, 2016			As of December 31, 2015
	Fair Value Measurement Using			Fair Value Measurement Using
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash	$93,384	$—	$93,384	$48,917	$—	$48,917
Money market funds	135	—	135	645	—	645
Total cash and cash equivalents	93,519	—	93,519	49,562	—	49,562
Commercial paper and corporate bonds	—	388,636	388,636	—	400,302	400,302
U.S. government agency debt securities	—	33,067	33,067	—	28,865	28,865
Total marketable securities	—	421,703	421,703	—	429,167	429,167
Total financial assets measured at fair value on a recurring basis	$93,519	$421,703	$515,222	$49,562	$429,167	$478,729
As of December 31, 2016 and 2015, the Company had no financial liabilities measured at fair value on a recurring basis, and none of its financial assets measured at fair value on a recurring basis relied upon Level 3 inputs.
Investments in commercial paper, corporate bonds, and U.S. government agency debt securities have been classified as Level 2 as they are valued using quoted prices in less active markets or other directly or indirectly observable inputs. Fair values of corporate bonds and U.S. government agency debt securities were derived from a consensus or weighted-average price based on input of market prices from multiple sources at each reporting period. With regard to commercial paper, all of the securities had high credit ratings and one year or less to maturity; therefore, fair value was derived from accretion of purchase price to face value over the term of maturity or quoted market prices for similar instruments if available. During 2016 and 2015, there were no transfers of financial assets between Level 1 and Level 2.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The carrying amounts of all other current financial assets and current financial liabilities reflected in the consolidated balance sheets approximate fair value due to their short-term nature.
6. ACQUISITIONS
On April 1, 2016, the Company acquired all outstanding membership interests in Intelemage, LLC ("Intelemage"), a medical image sharing and workflow management company, to broaden its offerings with the addition of digital imaging management technology. The Company paid cash consideration of $17.2 million and, based upon final purchase accounting as of December 31, 2016, acquired $0.8 million in net tangible liabilities and $5.2 million in intangible assets, resulting in recognition of $12.8 million in goodwill.
Intangible assets acquired in connection with Intelemage were as follows (in thousands):

	Acquisition-Date Fair Value	Weighted-Average Useful Life
Developed technology	$3,750	4 years
Customer relationships	1,472	6 years
Total	$5,222
On October 14, 2014, the Company acquired all outstanding membership interests in Patient Profiles, LLC ("Patient Profiles"), an early-stage U.S.-based software company focused on data analytics in clinical trials. The Company paid cash consideration of $5.5 million and acquired $0.1 million in net tangible assets and $1.6 million in intangible assets, resulting in recognition of $3.8 million in goodwill.
7. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the two years ended December 31, 2016 were as follows (in thousands):

Balance as of January 1, 2015	$19,025
Foreign currency translation adjustments	(228)
Balance as of December 31, 2015	18,797
Additions related to acquisition of Intelemage	12,753
Foreign currency translation adjustments	(770)
Balance as of December 31, 2016	$30,780
Total intangible assets are summarized as follows (in thousands):

	As of December 31, 2016			As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$8,714	$(5,098)	$3,616	$5,223	$(4,336)	$887
Customer relationships	3,566	(2,176)	1,390	2,165	(1,994)	171
Non-competition agreements	150	(66)	84	150	(36)	114
Total	$12,430	$(7,340)	$5,090	$7,538	$(6,366)	$1,172
Future amortization of intangible assets is expected to be as follows (in thousands):

Years ending December 31,
2017	$1,568
2018	1,488
2019	1,230
2020	498
2021	245
Thereafter	61
Total	$5,090

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

8. FURNITURE, FIXTURES AND EQUIPMENT
Furniture, fixtures and equipment consist of the following (in thousands):

	December 31,
	2016	2015
Computer hardware and office equipment	$38,669	$35,781
Computer software	8,525	3,148
Leasehold improvements	45,649	35,380
Furniture and fixtures	10,616	7,347
Construction in progress	1,204	10,153
Total furniture, fixtures and equipment	104,663	91,809
Less: accumulated depreciation and amortization	(46,202)	(40,766)
Furniture, fixtures and equipment, net	$58,461	$51,043
Total depreciation expense was $14.1 million, $10.2 million, and $9.8 million for the years ended December 31, 2016, 2015, and 2014, respectively. Assets included in construction in progress as of December 31, 2016 relate to capitalized software development and implementation costs associated with in-progress projects, as well as improvements to the Company's Korea office. Assets included in construction in progress as of December 31, 2015 primarily related to the build-out of the Company's office spaces in Iselin, NJ and San Francisco, CA. Capitalized costs associated with construction in progress are not amortized into depreciation expense until the related assets are put into service.
9. DEBT
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
The initial conversion rate is 17.2286 shares of the Company's common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $58.05 per share of common stock. The conversion rate is subject to adjustment upon occurrence of certain events, including, but not limited to, the issuance of stock dividends or payment of cash dividends on the Company's common stock (unless the holders of the Notes participate at the same time and under the same terms as the holders of common stock), or execution of a share split or share combination. Upon conversion, holders of the Notes will not receive any separate cash payment representing accrued and unpaid interest, unless conversion occurs after close of business on a regular record date and prior to the related interest payment date.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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
The Notes consisted of the following components as of December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Equity component, net of equity issue costs	$60,222	$60,222
Liability component:
Principal	287,500	287,500
Less: unamortized debt discount	(22,076)	(34,712)
Less: unamortized debt issuance costs	(2,023)	(3,301)
Net carrying amount	$263,401	$249,487

On January 1, 2016, the Company retrospectively adopted ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires unamortized debt issuance costs to be presented as a reduction of the carrying amount of the related debt liability, similar to a debt discount. This resulted in reclassification of $3.3 million in unamortized debt issuance costs from other assets to 1.00% convertible senior notes on the Company's consolidated balance sheet as of December 31, 2015.
As of December 31, 2016 and 2015, the estimated fair value of the Notes was $314.4 million and $313.0 million, respectively. The Company considers this disclosure to be a Level 2 measurement because it is based upon a recent modeled bid-price quote for the Notes, reflecting activity in a less than active market. As of December 31, 2016, the Notes are not convertible. Based on the closing price of the Company's common stock as of December 31, 2016 of $49.67, which is less than the Notes' initial conversion price of $58.05, the if-converted value of the Notes was less than their principal amount.
As of December 31, 2016, the remaining life of the Notes is approximately 19 months.
The following table sets forth total interest expense recognized related to the Notes for the years ended December 31, 2016 and 2015 (in thousands except percentages):

	2016	2015
Contractual interest expense	$2,875	$2,875
Amortization of debt issuance costs	1,278	1,278
Amortization of debt discount	12,636	11,902
Total	$16,789	$16,055

Effective interest rate	6.5%	6.5%
10. LEASE COMMITMENTS
The Company leases office and data center space and certain equipment under noncancelable operating lease agreements which provide for total future minimum annual lease payments as follows (in thousands):

Years ending December 31,
2017	$14,242
2018	13,943
2019	14,029
2020	14,256
2021	14,011
Thereafter	35,072
Total minimum lease payments	$105,553
Rent expense was approximately $14.1 million in 2016, $12.7 million in 2015, and $11.2 million in 2014. The Company had several outstanding standby letters of credit issued in connection with office leases in the amount of $5.5 million and $5.7 million as of December 31, 2016 and 2015, respectively, which were fully collateralized with restricted cash.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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
In May 2009, the Company adopted the 2009 Plan which became effective upon the completion of its initial public offering in June 2009. The 2009 Plan is a comprehensive incentive compensation plan under which the Company can grant equity-based incentive awards to employees, directors, consultants, and advisors. A total of 5.0 million shares of common stock was initially reserved for issuance under the 2009 Plan, which may be in the form of stock options, nonvested RSAs, RSUs, and other forms of stock-based incentives, including PBRSUs, stock appreciation rights, and deferred stock rights. Stock options are issued with an exercise price equal to the current market price on the date of the grant and generally vest 25% on the first anniversary of the grant date and monthly over the next three years. Nonvested RSAs are not eligible for disposition but entitle the holder to all rights of a holder of common stock, including dividends and voting rights. Nonvested RSAs and their associated dividends are subject to forfeiture under certain circumstances. Since its inception the 2009 Plan has been twice amended and restated to increase the number of shares of common stock that the Company may issue under the 2009 Plan to a total of 11.0 million shares as of December 31, 2016.
The Company's Second Amended and Restated 2014 Employee Stock Purchase Plan (the "ESPP") allows eligible employees to purchase shares of the Company's common stock at a discount though payroll deductions, and consists of overlapping 24-month offering periods with four six-month purchase periods in each offering period. Employees purchase shares at the lesser of (1) 85% of the fair market value (“FMV”) per share on the first day of the offering period, or (2) 85% of the FMV per share at the end of the relevant purchase period. The ESPP contains a reset provision that automatically cancels the current offering period and enrolls participants in a new offering period in the event that FMV per share at the end of a six-month purchase period is lower than the FMV per share at the first day of the related offering period. The ESPP is a compensatory plan because it provides participants with terms that are more favorable than those offered to other holders of the Company's common stock. Accordingly, the cost of the plan is recorded as stock-based compensation expense. A total of 0.8 million shares of common stock is reserved for issuance under the ESPP as of December 31, 2016.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

For the three years ended December 31, 2016, the components of stock-based compensation expense were as follows (in thousands):

	2016	2015	2014
Stock options	$3,913	$4,941	$5,089
Restricted stock awards and units	24,815	18,935	13,525
Performance-based restricted stock units	9,073	21,065	16,927
Employee stock purchase plan	3,393	4,046	2,412
Total stock-based compensation (1)	$41,194	$48,987	$37,953
(1) Total stock-based compensation is presented in this table on a gross basis, consistent with the additional paid-in capital impact displayed on the Company's consolidated statements of stockholders' equity. On the Company's consolidated statements of operations and consolidated statements of cash flows, stock-based compensation is presented net of foreign exchange impact and capitalization of eligible software development-related costs.

The total tax benefit related to stock-based compensation expense was $17.8 million, $17.5 million, and $13.4 million for 2016, 2015, and 2014, respectively. As a result of the 2016 adoption of ASU No. 2016-09, the tax benefit amount for 2016 includes the impact of excess tax benefits; disclosed amounts for 2015 and 2014 have not been adjusted. Refer to Note 1, “Summary of Significant Accounting Policies—Recently Issued Accounting Pronouncements" for further information on ASU No. 2016-09.
Stock Options
The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	2016	2015	2014
Expected volatility	44%	43%	43%
Expected life	6 years	6 years	6 years
Risk-free interest rate	1.42%	1.68%	1.86%
Dividend yield	—	—	—
The following table summarizes the status of the Company's stock options as of December 31, 2016, and changes during the year then ended (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	1,940	$21.73
Granted	163	42.81
Exercised	(279)	19.71
Forfeited	(9)	47.10
Expired	(22)	58.09
Outstanding at December 31, 2016	1,793	$23.39	5.17	$48,107
Exercisable at December 31, 2016	1,421	$17.69	4.30	$46,060
Vested and expected to vest at December 31, 2016	1,754	$22.91	5.09	$47,866
The weighted-average grant-date fair value of stock options granted during 2016, 2015, and 2014 was $18.59, $20.96, and $21.18 respectively. The total intrinsic value of stock options exercised during 2016, 2015, and 2014 was $8.3 million, $15.7 million, and $15.7 million, respectively. The total fair value of stock options vested during 2016, 2015, and 2014 was $4.7 million, $4.6 million, and $5.1 million, respectively. As of December 31, 2016, there was $6.7 million in unrecognized compensation cost related to all non-vested stock options granted. This cost is expected to be recognized over a weighted-average remaining period of 2.51 years.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Restricted Stock Awards and Units
The following table summarizes the status of the Company's time-based nonvested RSAs and RSUs as of December 31, 2016, and changes during the year then ended (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2016	1,355	$40.82
Granted	1,192	38.52
Vested	(535)	35.01
Forfeited	(162)	42.23
Nonvested at December 31, 2016	1,850	$40.89
The total fair value of RSAs and RSUs vested during 2016, 2015, and 2014 was $21.3 million, $31.1 million, and $29.4 million, respectively. As of December 31, 2016, there was $56.5 million in unrecognized compensation cost related to all nonvested RSAs and RSUs granted. This cost is expected to be recognized over a weighted-average remaining period of 2.53 years.
Performance-Based Restricted Stock Units
During 2016, the Company granted 223 thousand PBRSUs ("2016 TSR PBRSUs") with market conditions based on the Company's total stockholder return ("TSR") relative to that of the Russell 2000 Index over the three-year period ending December 31, 2018, vesting in full in three years with the number of PBRSUs ultimately earned ranging from zero to 200% of the target number of shares. The Company also granted an insignificant number of other PBRSUs with performance conditions based on achievement of certain individual performance objectives.
During 2015, the Company granted 242 thousand PBRSUs ("2015 TSR PBRSUs") with market conditions based on the Company's TSR relative to that of the Russell 2000 Index over the one-, two-, and three-year periods ending December 31, 2015, 2016, and 2017, respectively, vesting in equal parts over three years with the number of PBRSUs ultimately earned ranging from zero to 200% of the target number of shares.
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

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The fair value of PBRSUs with market conditions were estimated as of the date of grant using a Monte Carlo valuation model with the following weighted-average assumptions:

	2016 TSR PBRSUs	2015 TSR PBRSUs	2014 TSR PBRSUs
Expected volatility - Medidata	48%	46%	52%
Expected volatility - comparison index	43%	41%	13%
Risk-free interest rate	0.91%	0.99%	0.12%
Expected life	2.84 years	2.88 years	0.89 years
Dividend yield	—	—	—
The following table summarizes the status of the Company's PBRSUs based upon expected performance as of December 31, 2016, and changes during the year then ended (in thousands, except per share data):

	Revenue	TSR	Other	Total Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2016	136	347	7	490	$49.86
Granted (based on performance at 100% of targeted levels)	—	223	16	239	46.45
Adjustment related to expected performance	—	(10)	(16)	(26)	36.58
Vested	(136)	(164)	(2)	(302)	38.50
Forfeited	—	(6)	(3)	(9)	65.68
Nonvested at December 31, 2016	—	390	2	392	$57.05
The total fair value of PBRSUs vested during 2016, 2015, and 2014 was $10.1 million, $89.7 million, and $13.4 million respectively. As of December 31, 2016, there was $9.9 million in unrecognized compensation cost related to all nonvested PBRSUs. This cost is expected to be recognized over a weighted-average remaining period of 1.36 years.
Employee Stock Purchase Plan
The fair value of ESPP shares was estimated using the Black-Scholes pricing model with the following weighted-average assumptions:

	2016	2015	2014
Expected volatility	42%	52%	51%
Expected life	1.44 years	1.38 years	1.34 years
Risk-free interest rate	0.52%	0.31%	0.25%
Dividend yield	—	—	—
During 2016, 174 thousand shares of common stock were purchased under the ESPP at a weighted-average price of $39.28. During 2015, 164 thousand shares of common stock were purchased under the ESPP at a weighted-average price of $38.30. During 2014, 136 thousand shares of common stock were purchased under the ESPP at a weighted-average price of $36.96. As of December 31, 2016, there was $4.5 million in unrecognized compensation cost related to ESPP shares. This cost is expected to be recognized over a weighted-average remaining period of 1.38 years.
Modifications
Net incremental expense associated with modifications to stock options, RSAs, RSUs, and PBRSUs during 2016 was $0.5 million in the aggregate and immaterial on an individual basis.
In 2015, the Company entered into a separation agreement with its previous chief financial officer that triggered a modification of a portion of his outstanding stock options, RSAs, and PBRSUs, resulting in incremental expense of $1.3 million, all of which was recognized during the second quarter of 2015.
In 2014, the Company entered into a separation agreement with a holder of PBRSUs that resulted in a modification to the holder's award. All historical expense associated with the pre-modification PBRSUs, approximately $2.0 million, was reversed as of the modification date in the fourth quarter of 2014. The total fair value of the replacement PBRSUs of approximately $1.8 million was fully expensed in the fourth quarter of 2014.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in the balances of each component of accumulated other comprehensive loss during the two years ended December 31, 2016 are as follows (in thousands):

	Foreign currency translation adjustments	Unrealized gains (losses) on available-for-sale securities	Total
Balance as of January 1, 2015	$(1,467)	$(445)	$(1,912)
Other comprehensive loss	(938)	(554)	(1,492)
Balance as of December 31, 2015	$(2,405)	$(999)	$(3,404)
Other comprehensive (loss) income	(2,324)	452	(1,872)
Balance as of December 31, 2016	$(4,729)	$(547)	$(5,276)
For the years ended December 31, 2016 and 2015 reclassifications of items from accumulated other comprehensive loss to net income were insignificant.
13. EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted-average number of shares outstanding during the period. The holders of unvested RSAs do not have nonforfeitable rights to dividends or dividend equivalents and therefore, such vested awards do not qualify as participating securities and are excluded from the basic earnings per share calculation. Diluted earnings per share includes the determinants of basic net income per share and, in addition, gives effect to the potential dilution that would occur if securities or other contracts to issue common stock are exercised, vested or converted into common stock, unless they are anti-dilutive. As the Company intends to settle the principal amount of the Notes (see Note 9, "Debt") in cash upon conversion, their dilutive effect, if any, will be reflected in diluted earnings per share using the treasury stock method, which considers the number of shares that would be required to settle any premium above principal at the average stock price for the period. During the years ended December 31, 2016, 2015, and 2014, the average price of the Company's stock was below the conversion price of the Notes; as a result the Notes were not dilutive for these periods.
A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share for the three years ended December 31, 2016 is shown in the following table (in thousands, except per share data):

	2016	2015	2014
Numerator
Net income	$28,983	$13,167	$6,092
Denominator
Denominator for basic earnings per share:
Weighted-average common shares outstanding	55,492	53,717	52,561
Denominator for diluted earnings per share:
Dilutive potential common shares:
Stock options	967	888	1,190
Restricted stock awards and units	646	483	617
Performance-based restricted stock units	144	1,452	879
Weighted-average common shares outstanding with assumed conversion	57,249	56,540	55,247
Basic earnings per share	$0.52	$0.25	$0.12
Diluted earnings per share	$0.51	$0.23	$0.11

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Antidilutive common stock equivalents excluded from the calculation of dilutive earnings per share for the three years ended December 31, 2016 are shown in the following table (in thousands):

	2016	2015	2014
Stock options	586	481	357
Restricted stock awards and units	41	7	30
Performance-based restricted stock units	1	3	1
Employee stock purchase plan	266	184	125
Total	894	675	513
14. INCOME TAXES
For financial reporting purposes, income before income taxes included the following components (in thousands):

	2016	2015	2014
U.S. income	$43,281	$15,410	$1,241
Non-U.S. (loss) income	(5,967)	365	5,273
Income before income taxes	$37,314	$15,775	$6,514
The components of income tax expense are as follows (in thousands):

	2016	2015	2014
Current expense:
U.S. federal and state	$444	$4,329	$9,581
Foreign	1,992	1,488	1,706
Current expense	2,436	5,817	11,287
Deferred expense (benefit):
U.S. federal and state	6,154	(3,403)	(10,828)
Foreign	(259)	194	(37)
Deferred expense (benefit)	5,895	(3,209)	(10,865)
Total income tax expense	$8,331	$2,608	$422
A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	2016	2015	2014
Tax computed at U.S. federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in effective tax rate resulting from:
State tax expense, net of federal benefit	3.0%	1.1%	(2.5%)
U.S. credits and incentives	(24.0%)	(30.7%)	(43.7%)
Foreign earnings	10.2%	3.7%	(0.8%)
Stock-based compensation	(4.8%)	5.7%	12.3%
Other	2.9%	1.7%	6.2%
Effective tax rate	22.3%	16.5%	6.5%

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

As of December 31, 2016 and 2015, the components of deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2016	2015
Assets:
Net operating loss carryforwards	$11,956	$3,725
Alternative minimum tax credit	686	275	(1)
Stock-based compensation	15,180	13,762
Federal and state research and development tax credits	21,986	228	(1)
Foreign tax credit	2,753	995
Deferred rent	6,779	6,264
Wire transaction loss	1,916	1,908
Other	3,979	4,138	(2)
Gross deferred tax assets	65,235	31,295
Liabilities:
Depreciable and amortizable assets	(9,815)	(7,266)
Convertible notes	(8,448)	(13,235)
Other	(343)	(787)
Gross deferred tax liabilities	(18,606)	(21,288)
Net deferred tax assets	$46,629	$10,007
Net current deferred tax assets	$6,536	$88
Net long-term deferred tax assets	40,415	12,128
Net current deferred tax liabilities (included in accrued expenses and other)	—	(1,795)
Net long-term deferred tax liabilities	(322)	(414)
Net deferred tax assets	$46,629	$10,007
(1) Prior period information has been reclassified from other to conform with current period presentation.
(2) Assets previously classified as deferred revenue and debt issuance costs have been reclassified to other to conform with current period presentation, as assets related to these areas are not material to either period presented.

As of December 31, 2016 and 2015, the Company had approximately $31.4 million and $83.2 million of federal net operating loss carryforwards ("NOLs") available to offset future taxable income expiring from 2023 through 2035. The total amount of state and local NOLs in aggregate was $16.2 million and $48.2 million as of December 31, 2016 and 2015, respectively, expiring from 2017 through 2035. Certain NOLs are subject to limitations under Section 382 of the Internal Revenue Code.
As of December 31, 2015, the Company had $76.7 million of NOLs and $23.8 million of tax credits attributable to excess tax deductions on equity award activity which were not included in the recorded deferred tax assets. As a result of the Company's early adoption of ASU No, 2016-09, Improvements to Employee Share-Based Payment Accounting, in the third quarter of 2016, all such previously unrecognized tax attributes are recognized. As a result, no NOLs or tax credits are excluded from the recorded deferred tax assets as of December 31, 2016.
As of December 31, 2016 and 2015, the Company had no valuation allowance against its deferred tax assets as it is more likely than not that the deferred tax assets will be fully realized.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The Company has recorded unrecognized tax benefits, which would affect the Company's effective tax rate if recognized. The aggregate changes in the balance of the Company's gross unrecognized tax benefits for the three years ended December 31, 2016 are as follows (in thousands):

	2016	2015	2014
Gross unrecognized tax benefits as of beginning of period	$8,069	$4,992	$4,109
Increases based on tax positions related to the current year	922	1,678	438
Increases related to tax positions from prior fiscal years	65	1,444	445
Reductions related to tax positions from prior fiscal years	(1,906)	—	—
Settlements with tax authority	(4,215)	(45)	—
Total gross unrecognized tax benefits as of end of period	$2,935	$8,069	$4,992
If recognized, unrecognized tax benefits of approximately $2.8 million would have a net impact on the effective tax rate. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes. Recognized interest and penalties were $0.1 million, $0.3 million, and $0.2 million for 2016, 2015, and 2014, respectively. The decrease in unrecognized tax benefits during 2016 is primarily due to the Internal Revenue Service ("IRS") having concluded its examination of the Company's 2012 federal income tax return. As a result, the Company redetermined its unrecognized tax benefits, including similar items in open tax years, based on the agreed adjustments with the IRS and other associated information and analysis.
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
The Company is open to audit in various jurisdictions for tax returns related to years after 2010. The Company has recorded changes in the liability for unrecognized tax benefits for current and prior year tax positions related to both ongoing and concluded income tax audits in various jurisdictions.
For 2016 and 2015, the Company has not provided for deferred taxes on investments in its foreign subsidiaries as there is no excess of financial reporting basis over tax basis with regard to these subsidiaries. If financial reporting basis exceeds tax basis in the future and the Company does not intend to permanently reinvest the earnings of its foreign subsidiaries, deferred taxes will be provided.
15. COMMITMENTS AND CONTINGENCIES
401(k) Plan—The Company has a pre-tax savings and profit sharing plan (the “401(k) Plan”) under Section 401(k) of the Internal Revenue Code for substantially all employees. The Company provides a 50% match of the first 4% of eligible compensation contributed each period by the employees. The maximum match by the Company is therefore 2% of eligible compensation. The Company incurred expense of $2.3 million, $2.2 million, and $1.7 million relating to matching contributions in 2016, 2015, and 2014, respectively.
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

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Change in Control Agreements—The Company has change in control agreements with its chief executive officer and certain other executive officers. These agreements provide for payments to be made to such officers upon involuntary termination of their employment by the Company without cause or by such officers for good reason as defined in the agreements, within a period of 2 years following a change in control. The agreements provide that, upon a qualifying termination event, such officers will be entitled to (a) a severance payment equal to the officer's base salary and target bonus amount (except that such payment for the Company's chief executive officer and president would be two times such sum); (b) continuation of health benefits for one year (except that such continuation for the Company's chief executive officer and president would be for two years); and (c) immediate vesting of remaining unvested equity awards, unless otherwise specified in the equity award agreements.
16. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA
The following table presents the Company's unaudited selected quarterly financial data for 2016 and 2015 (in thousands, except for per share amounts):

For the fiscal year 2016:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenues	$104,238	$114,610	$120,061	$124,472
Gross profit	79,570	85,553	90,833	94,816
Operating income	6,638	11,146	14,927	17,498
Net income	4,575	6,210	7,358	10,840
Earnings per share:
Basic	$0.08	$0.11	$0.13	$0.19
Diluted	$0.08	$0.11	$0.13	$0.19

For the fiscal year 2015:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$92,440	$98,084	$103,113	$98,869
Gross profit	70,264	75,173	80,320	76,961
Operating income	3,466	4,987	11,104	9,675
Net income	157	1,513	4,681	6,816
Earnings per share:
Basic	$0.00	$0.03	$0.09	$0.13
Diluted	$0.00	$0.03	$0.08	$0.12
Net income and earnings per share for the three-month periods ended March 31, 2016 and June 30, 2016 have been recast in the above table to reflect the Company's subsequent interim adoption of ASU No. 2016-09, Improvements to Share-Based Payment Accounting (during the third quarter of 2016), which resulted in the following adjustments (in thousands except per share amounts):

	Three months ended March 31, 2016			Three months ended June 30, 2016
	As reported	As adjusted	Difference	As reported	As adjusted	Difference
Provision for income taxes	$(2,469)	$(1,196)	$1,273	$2,961	$1,688	$(1,273)
Net income	5,848	4,575	(1,273)	4,937	6,210	1,273
Basic earnings per share	$0.11	$0.08	($0.03)	$0.09	$0.11	$0.02
Diluted earnings per share	$0.10	$0.08	($0.02)	$0.09	$0.11	$0.02
Diluted weighted average common shares outstanding	56,365	56,589	224	56,604	56,875	271
Refer to Note 1, “Summary of Significant Accounting Policies—Recently Issued Accounting Pronouncements" for further information on ASU No. 2016-09.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

17. SUBSEQUENT EVENT
On February 17, 2017, the Company acquired CHITA Inc. ("CHITA") and its parent holding company Daybreak Information Technologies Holdings Limited ("Daybreak"). CHITA provides a cloud-based content management and collaboration system, that allows users to create, store, view, edit, and jointly work on both regulated and non-regulated content in a single application. With this acquisition, the Company seeks to expand its cloud platform with the addition of regulated content and document management capabilities. Total consideration consists of an initial cash payment of $9.0M and potential earn-out payments of up to $19.0M which are contingent upon the achievement of certain post-combination objectives.

Schedule II—Valuation and Qualifying Accounts
The allowance for doubtful accounts as of December 31, 2016 and 2015 was $1.0 million and $2.0 million, respectively. The table below details the activity in the account for the three years ended December 31, 2016 (in thousands):

	2016	2015	2014
Balance at beginning of period	$1,992	$1,517	$1,055
Charged to costs and expenses	1,116	597	648
Deductions	(2,067)	(122)	(186)
Balance at end of period	$1,041	$1,992	$1,517