Form 10-Q
period 2017-03-31
Medidata Solutions, Inc.
filed 2017-05-08
CIK 1453814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
 _____________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes   ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
As of May 1, 2017, the registrant had 58,358,341 shares of common stock outstanding.

MEDIDATA SOLUTIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)

MEDIDATA SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2017	December 31, 2016
	(Amounts in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$90,422	$93,519
Marketable securities	274,602	281,285
Accounts receivable, net of allowance for doubtful accounts of $1,650 and $1,041, respectively	102,491	115,216
Prepaid commission expense	2,550	1,842
Prepaid expenses and other current assets	24,472	20,382
Deferred income taxes	—	6,536
Total current assets	494,537	518,780
Restricted cash	5,511	5,760
Furniture, fixtures and equipment, net	63,284	58,461
Marketable securities – long-term	148,359	140,418
Goodwill	39,075	30,780
Intangible assets, net	13,036	5,090
Deferred income taxes – long-term	43,276	40,415
Other assets	20,350	18,181
Total assets	$827,428	$817,885
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,699	$6,202
Accrued payroll and other compensation	16,034	29,260
Accrued expenses and other	23,829	20,958
Deferred revenue	80,122	75,911
Total current liabilities	126,684	132,331
Noncurrent liabilities:
1.00% convertible senior notes, net	266,999	263,401
Deferred revenue, less current portion	1,607	1,703
Deferred tax liabilities	124	322
Other long-term liabilities	20,642	18,138
Total noncurrent liabilities	289,372	283,564
Total liabilities	416,056	415,895
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $0.01 per share; 200,000 shares authorized; 62,246 and 61,393 shares issued; 58,254 and 57,733 shares outstanding, respectively	622	614
Additional paid-in capital	431,479	418,497
Treasury stock, 3,992 and 3,660 shares, respectively	(127,822)	(114,204)
Accumulated other comprehensive loss	(4,784)	(5,276)
Retained earnings	111,877	102,359
Total stockholders’ equity	411,372	401,990
Total liabilities and stockholders’ equity	$827,428	$817,885

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2017	2016
	(Amounts in thousands, except per share data)
Revenues
Subscription	$107,070	$89,968
Professional services	19,751	14,270
Total revenues	126,821	104,238
Cost of revenues (1)(2)
Subscription	17,129	14,329
Professional services	13,485	10,339
Total cost of revenues	30,614	24,668
Gross profit	96,207	79,570
Operating costs and expenses
Research and development (1)	29,937	28,228
Sales and marketing (1)(2)	30,109	25,458
General and administrative (1)	23,988	19,246
Total operating costs and expenses	84,034	72,932
Operating income	12,173	6,638
Interest and other income (expense)
Interest expense	(4,327)	(4,127)
Interest income	1,171	872
Other expense, net	—	(4)
Total interest and other expense, net	(3,156)	(3,259)
Income before income taxes	9,017	3,379
Provision for income taxes	(501)	(1,196)	(3)
Net income	$9,518	$4,575	(3)
Earnings per share
Basic	$0.17	$0.08	(3)
Diluted	$0.16	$0.08	(3)
Weighted average common shares outstanding
Basic	56,072	55,119
Diluted	58,083	56,589
(1) Stock-based compensation expense included in cost of revenues and operating costs and expenses is as follows:
Cost of revenues	$1,169	$1,210
Research and development	2,835	2,194
Sales and marketing	1,175	1,877
General and administrative	5,142	4,969
Total stock-based compensation	$10,321	$10,250
(2) Amortization of intangible assets included in cost of revenues and operating costs and expenses is as follows:
Cost of revenues	$454	$79
Sales and marketing	83	24
Total amortization of intangible assets	$537	$103
(3) Prior period recast to reflect the Company's early adoption of Accounting Standards Update No. 2016-09 in the third quarter of 2016.
The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2017	2016
	(Amounts in thousands)
Net income	$9,518	$4,575	(1)
Other comprehensive income (loss)
Foreign currency translation adjustments	423	(87)
Unrealized gain on marketable securities	112	1,308
Other comprehensive income	535	1,221
Income tax related to unrealized gain or loss on marketable securities	(43)	—
Other comprehensive income, net of tax	492	1,221
Comprehensive income, net of tax	$10,010	$5,796	(1)
(1) Prior period recast to reflect the Company's early adoption of Accounting Standards Update No. 2016-09 in the third quarter of 2016.

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities	(Amounts in thousands)
Net income	$9,518	$4,575	(1)
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of intangible assets and depreciation	4,476	3,217
Stock-based compensation	10,321	10,250
Amortization of discounts or premiums on marketable securities	413	983
Deferred income taxes	1,355	1,187	(1)
Amortization of debt issuance costs	319	319
Amortization of debt discount	3,279	3,089
Provision for doubtful accounts	680	371
(Gain) loss on fixed asset disposal	(2)	4
Changes in operating assets and liabilities:
Accounts receivable	12,045	4,635
Prepaid commission expense	(1,843)	(2,738)
Prepaid expenses and other current assets	(6,791)	1,199
Other assets	1,712	(2,590)
Accounts payable	130	(1,297)
Accrued payroll and other compensation	(15,557)	(10,052)
Accrued expenses and other	(2,397)	238
Deferred revenue	4,090	3,134
Other long-term liabilities	737	(2,720)
Net cash provided by operating activities	22,485	13,804	(1)
Cash flows from investing activities
Purchases of furniture, fixtures and equipment	(6,790)	(7,589)
Purchases of available-for-sale securities	(81,985)	(28,815)
Proceeds from sale of available-for-sale securities	80,426	69,352
Acquisition of business, net of cash acquired	(8,702)	—
Net cash (used in) provided by investing activities	(17,051)	32,948
Cash flows from financing activities
Proceeds from exercise of stock options	2,597	194
Proceeds from employee stock purchase plan	2,090	1,819
Acquisition of treasury stock	(13,617)	(10,831)
Net cash used in financing activities	(8,930)	(8,818)	(1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	150	173
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,346)	38,107
Cash, cash equivalents and restricted cash – Beginning of period	99,279	55,472	(2)
Cash, cash equivalents and restricted cash – End of period	$95,933	$93,579	(2)
(1) As a result of the Company's early adoption of Accounting Standards Update No. 2016-09 in the third quarter of 2016, the consolidated statement of cash flows for the three months ended March 31, 2016 has been adjusted to reflect an offsetting increase of $1,341 thousand to net cash provided by operating activities and net cash used in financing activities.

(2) As a result of the Company's early adoption of Accounting Standards Update No. 2016-18, the consolidated statements of cash flows have been adjusted to include restricted cash in beginning-of-period and end-of-period cash. Beginning- and end-of-period cash, cash equivalents and restricted cash for the three months ended March 31, 2016 include $154 thousand of short-term restricted cash; the Company records short-term restricted cash in prepaid expenses and other current assets on its consolidated balance sheets.

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (Unaudited)

	Three Months Ended March 31,
	2017	2016
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,438	$1,438
Income taxes	$640	$794

Noncash investing activities:
Furniture, fixtures, and equipment acquired but not yet paid for at period-end	$2,743	$951
Contingent consideration associated with acquisition of business, at fair value	$5,697	$—

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
Except to the extent updated or described below, the Company’s significant accounting policies as of March 31, 2017 are the same as those at December 31, 2016, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2017.
Basis of Presentation — The accompanying interim condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016, the condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016, the condensed consolidated statements of comprehensive income for the three months ended March 31, 2017 and 2016, and the condensed consolidated statements of cash flows for the three months ended March 31, 2017 and 2016 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC for interim financial reporting. Accordingly, certain information and footnote disclosures have been condensed or omitted pursuant to SEC rules that would ordinarily be required by U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto for the fiscal year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2017.
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments consisting of normal recurring accruals considered necessary to present fairly the Company’s financial position as of March 31, 2017, results of its operations for the three months ended March 31, 2017 and 2016, comprehensive income for the three months ended March 31, 2017 and 2016, and cash flows for the three months ended March 31, 2017 and 2016. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
Income Taxes — The Company’s interim period provision for income taxes is computed by using an estimate of the annual effective tax rate, adjusted for discrete items taken into account in the relevant period, if any. Each quarter, the annual effective income tax rate is recomputed and if there are material changes in the estimate, a cumulative adjustment is made.
Accounts Receivable — Accounts receivable are recorded at original invoice amount less an allowance that management believes will be adequate to absorb estimated losses on uncollectible accounts. This allowance is based on an evaluation of the collectability of accounts receivable and prior bad debt experience. Accounts receivable are written off when deemed uncollectible. Unbilled receivables consist of revenue recognized in excess of billings, substantially all of which is expected to be billed and collected within one year. As of March 31, 2017 and December 31, 2016, unbilled accounts receivable of $14.7 million and $14.1 million, respectively, were included in accounts receivable on the Company's consolidated balance sheets. In general, there is a direct relationship between the Company's accounts receivable balance and its transaction volume.
Recently Adopted Accounting Pronouncements — In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes by requiring that all deferred tax assets and liabilities be classified as noncurrent in the consolidated balance sheets. ASU No. 2015-17 is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods, and may be applied either prospectively or retrospectively to all periods presented. The Company adopted ASU No. 2015-17 prospectively on January 1, 2017, and the adoption did not have a material impact on its consolidated financial statements, aside from a balance sheet reclassification from short-term to long-term deferred income taxes.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax consequences of intra-entity transfers of assets other than inventory when those transfers occur. ASU No. 2016-16 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods. The Company early adopted ASU No. 2016-16 on January 1, 2017, and the adoption had no impact on its consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, which requires entities to include restricted cash in cash and cash equivalents when reconciling beginning-of-period and end-of-period cash in the statement of cash flows. ASU No. 2016-18 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Company early adopted ASU No. 2016-18 retrospectively on January 1, 2017 and the adoption did not have a material impact on its consolidated financial statements, aside from changes in presentation.
Recently Issued Accounting Pronouncements — There have been no changes in the expected dates of adoption or estimated effects on the Company's consolidated financial statements of recently issued accounting pronouncements from those disclosed in the Company’s Annual Report on Form 10-K.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2. STOCKHOLDERS' EQUITY
Common Stock — Common stockholders are entitled to one vote for each share of common stock held. Common stockholders may receive dividends if and when the board of directors determines, at its sole discretion.
Treasury Stock — From time to time, the Company grants nonvested restricted stock awards ("RSAs"), restricted stock units ("RSUs"), and performance-based restricted stock units ("PBRSUs") to its employees pursuant to the terms of its Second Amended and Restated 2009 Long-Term Incentive Plan (the “2009 Plan”). Under the provisions of the 2009 Plan, unless otherwise elected, participants fulfill their related income tax obligation by having shares withheld at the time of vesting. On the date of vesting, the Company divides the participant's income tax withholding obligation in dollars by the closing price of its common stock and withholds the resulting number of vested shares. The shares withheld are then transferred to the Company's treasury stock at cost for future reissuance. During the three months ended March 31, 2017 and 2016, the Company withheld 242,998 shares at an average price of $56.04 and 257,878 shares at an average price of $33.57, respectively, in connection with the vesting of equity awards.
Nonvested restricted stock awards forfeited by plan participants are transferred to the Company's treasury stock at par. During the three months ended March 31, 2017 and 2016, 89,386 and 54,161 forfeited shares, respectively, were transferred to treasury stock at their par value of $0.01.
3. INVESTMENTS
Marketable Securities
Marketable securities, which the Company classifies as available-for-sale securities, primarily consist of high quality commercial paper, corporate bonds, and U.S. government debt obligations. Marketable securities with remaining effective maturities of twelve months or less from the balance sheet date are classified as short-term; otherwise, they are classified as long-term on the consolidated balance sheets.
The following tables provide the Company’s marketable securities by security type as of March 31, 2017 and December 31, 2016 (in thousands):

	As of March 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper and corporate bonds	$389,100	$2	$(713)	$388,389
U.S. government agency debt securities	34,636	—	(64)	34,572
Total	$423,736	$2	$(777)	$422,961

	As of December 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper and corporate bonds	$389,459	$4	$(827)	$388,636
U.S. government agency debt securities	33,132	—	(65)	33,067
Total	$422,591	$4	$(892)	$421,703
Contractual maturities of the Company’s marketable securities as of March 31, 2017 and December 31, 2016 are summarized as follows (in thousands):

	As of March 31, 2017		As of December 31, 2016
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in one year or less	$275,007	$274,602	$281,591	$281,285
Due in one to five years	148,729	148,359	141,000	140,418
Total	$423,736	$422,961	$422,591	$421,703
At March 31, 2017, the Company had $0.8 million of gross unrealized losses primarily due to a decrease in the fair value of certain corporate bonds.

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
•the length of time and extent to which fair value has been lower than the cost basis;
•the financial condition, credit quality and near-term prospects of the investee; and
•whether it is more likely than not that the Company will be required to sell the security prior to recovery.
As the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company has determined that the gross unrealized losses on such investments at March 31, 2017 are temporary in nature. Accordingly, the Company did not consider its investments in marketable securities to be other-than-temporarily impaired as of March 31, 2017.
The following tables provide the fair market value and gross unrealized losses of the Company's marketable securities with unrealized losses, aggregated by security type, as of March 31, 2017 and December 31, 2016 (in thousands):

	In Loss Position for Less than 12 Months
	As of March 31, 2017		As of December 31, 2016
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper and corporate bonds	$351,361	$(685)	$299,708	$(771)
U.S. government agency debt securities	27,454	(56)	28,273	(59)
Total	$378,815	$(741)	$327,981	$(830)

	In Loss Position for More than 12 Months
	As of March 31, 2017		As of December 31, 2016
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper and corporate bonds	$35,021	$(28)	$68,158	$(56)
U.S. government agency debt securities	4,792	(8)	4,794	(6)
Total	$39,813	$(36)	$72,952	$(62)
During the three months ended March 31, 2017 and 2016, the Company recorded an insignificant amount of net realized gains from the sale of marketable securities.
Cost Method Investment
The Company holds shares of Series B Preferred Stock of SHYFT Analytics, Inc. ("SHYFT"), purchased via a private placement. This investment is accounted for under the cost method and is included in other assets on the Company's consolidated balance sheet as of March 31, 2017 at its purchase price of $4.0 million.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. FAIR VALUE
The following table summarizes, as of March 31, 2017 and December 31, 2016, the Company's financial assets and liabilities that are measured at fair value on a recurring basis, according to the fair value hierarchy described in the significant accounting policies included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (in thousands):

	As of March 31, 2017				As of December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$90,174	$—	$—	$90,174	$93,384	$—	$—	$93,384
Money market funds	248	—	—	248	135	—	—	135
Total cash and cash equivalents	90,422	—	—	90,422	93,519	—	—	93,519
Commercial paper and corporate bonds	—	388,389	—	388,389	—	388,636	—	388,636
U.S. government agency debt securities	—	34,572	—	34,572	—	33,067	—	33,067
Total marketable securities	—	422,961	—	422,961	—	421,703	—	421,703
Total financial assets measured at fair value on a recurring basis	$90,422	$422,961	$—	$513,383	$93,519	$421,703	$—	$515,222

Contingent consideration – short-term	$—	$—	$3,930	$3,930	$—	$—	$—	$—
Contingent consideration – long-term	—	—	1,767	1,767	—	—	—	—
Total financial liabilities measured at fair value on a recurring basis	$—	$—	$5,697	$5,697	$—	$—	$—	$—
Investments in commercial paper, corporate bonds, and U.S. government agency debt securities have been classified as Level 2 as they are valued using quoted prices in less active markets or other directly or indirectly observable inputs. Fair values of corporate bonds and U.S. government agency debt securities were derived from a consensus or weighted-average price based on input of market prices from multiple sources at each reporting period. With regard to commercial paper, all of the securities had high credit ratings and one year or less to maturity; therefore, fair value was derived from accretion of purchase price to face value over the term of maturity or quoted market prices for similar instruments if available. During the three months ended March 31, 2017 and 2016, there were no transfers of financial assets between Level 1 and Level 2.
Contingent consideration liabilities associated with acquisition-related earn-out payments are classified as Level 3 in the fair value hierarchy because they rely significantly on inputs that are unobservable in the market. The fair value of short-term contingent consideration, which is related to the achievement of a technical milestone, has been estimated using situation-based modeling, which considers the probability-weighted present value of the expected payout amount. Significant assumptions include the Company's expectations with regard to the likelihood and timing of achievement of the related technical milestone and a discount rate of 2.9%. The fair value of long-term contingent consideration, which is related to achievement of revenue targets, has been estimated using a Monte Carlo simulation to simulate future performance of the acquired business under a risk-neutral framework; significant assumptions include a risk-adjusted discount rate of 10.2% and revenue volatility of 8.0%. Short-term and long-term contingent consideration are recorded in accrued expenses and other and other long-term liabilities, respectively, on the Company's consolidated balance sheet as of March 31, 2017.
The carrying amounts of all other current financial assets and current financial liabilities reflected in the consolidated balance sheets approximate fair value due to their short-term nature.
5. ACQUISITION
On February 17, 2017, the Company acquired all outstanding equity interests in CHITA Inc. ("CHITA") and its parent company, Daybreak Information Technologies Holdings Limited. CHITA provides regulated content management for the life sciences industry. With this acquisition, the Company adds regulated document and standard operating procedure ("SOP") management to its portfolio of offerings, and expects to add an electronic trial master file ("eTMF") solution built on CHITA's technology in the near future.
The total purchase consideration of $14.7 million consisted of initial cash consideration of $9.0 million and additional contingent consideration that had a fair value of $5.7 million as of the acquisition date.
In connection with this acquisition, the Company recognized $0.1 million in net tangible assets, $8.5 million in finite-lived intangible assets, and a deferred tax liability of $2.1 million, resulting in the recognition of $8.2 million in goodwill.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Intangible assets acquired were as follows (in thousands):

	Acquisition Date Fair Value	Weighted-Average Useful Life
Developed technology	$8,423	5 years
Non-competition agreements	60	4 years
Total	$8,483
The Company does not consider this acquisition to be significant to its financial condition or results of operations; its consolidated results of operations for the three months ended March 31, 2017 include the revenues and expenses of CHITA since the date of acquisition.
6. GOODWILL AND INTANGIBLE ASSETS
The change in the carrying amount of goodwill during the three months ended March 31, 2017 was as follows (in thousands):

Balance as of January 1, 2017	$30,780
Additions related to acquisition	8,248
Foreign currency translation adjustments	47
Balance as of March 31, 2017	$39,075
Total intangible assets are summarized as follows (in thousands):

	As of March 31, 2017			As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$17,153	$(5,568)	$11,585	$8,714	$(5,098)	$3,616
Customer relationships	3,570	(2,254)	1,316	3,566	(2,176)	1,390
Non-competition agreements	210	(75)	135	150	(66)	84
Total	$20,933	$(7,897)	$13,036	$12,430	$(7,340)	$5,090
Future amortization of intangible assets is expected to be as follows (in thousands):

Remainder of year ending December 31, 2017	$2,447
Years ending December 31,
2018	3,187
2019	2,930
2020	2,198
2021	1,932
2022	342
Total	$13,036

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. DEBT
The Company's 1.00% convertible senior notes (the "Notes"), issued in August 2013, consisted of the following components as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Equity component, net of equity issue costs	$60,222	$60,222
Liability component:
Principal	287,500	287,500
Less: unamortized debt discount	(18,797)	(22,076)
Less: unamortized debt issuance costs	(1,704)	(2,023)
Net carrying amount	$266,999	$263,401
As of March 31, 2017 and December 31, 2016, the estimated fair value of the Notes was $326.6 million and $314.4 million, respectively. The Company considers this disclosure to be a Level 2 measurement because it is based upon a recent modeled bid-price quote for the Notes, reflecting activity in a less active market. As of March 31, 2017, the Notes are not convertible. Based on the closing price of the Company's common stock as of March 31, 2017 of $57.69, which is less than the Notes' initial conversion price of $58.05, the if-converted value of the Notes was less than their principal amount.
As of March 31, 2017, the remaining life of the Notes is approximately 16 months.
The following table sets forth total interest expense recognized related to the Notes for the three months ended March 31, 2017 and 2016 (in thousands except percentages):

	Three Months Ended March 31,
	2017	2016
Contractual interest expense	$719	$719
Amortization of debt issuance costs	319	319
Amortization of debt discount	3,279	3,089
Total	$4,317	$4,127

Effective interest rate	6.5%	6.5%

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8. STOCK-BASED COMPENSATION
For the three months ended March 31, 2017 and 2016, the components of stock-based compensation expense were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Stock options	$917	$1,055
Restricted stock awards and units	6,919	5,478
Performance-based restricted stock units	1,628	2,634
Employee stock purchase plan	928	1,083
Total stock-based compensation (1)	$10,392	$10,250
(1) Total stock-based compensation is presented in this table on a gross basis, consistent with the additional paid-in capital impact recorded in stockholders' equity. On the Company's consolidated statements of operations and consolidated statements of cash flows, stock-based compensation is presented net of foreign exchange impact and capitalization of eligible software development-related costs.

Stock Options
The fair value of each stock option granted during the three months ended March 31, 2017 and 2016 was estimated on the date of grant using a Black-Scholes pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2017	2016
Expected volatility	44%	43%
Expected life	6 years	6 years
Risk-free interest rate	2.09%	1.50%
Dividend yield	—	—
The following table summarizes the status of the Company's stock options as of March 31, 2017, and changes during the three months then ended (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	1,793	$23.39
Granted	57	56.74
Exercised	(117)	22.20
Forfeited	(26)	45.66
Expired	(7)	58.92
Outstanding at March 31, 2017	1,700	$24.10	5.06	$57,328
Exercisable at March 31, 2017	1,347	$18.08	4.13	$53,538
Vested and expected to vest at March 31, 2017	1,663	$23.60	4.97	$56,900
The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2017 and 2016 was $25.33 and $16.94, respectively. The total intrinsic value of stock options exercised during the three months ended March 31, 2017 and 2016 was $4.0 million and $0.7 million, respectively. The total fair value of stock options vested during the three months ended March 31, 2017 and 2016 was $1.1 million and $0.8 million, respectively. As of March 31, 2017, there was $6.7 million in unrecognized compensation cost related to all non-vested stock options granted. This cost is expected to be recognized over a weighted-average remaining period of 2.60 years.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Restricted Stock Awards and Units
The following table summarizes the status of the Company’s nonvested time-based RSAs and RSUs as of March 31, 2017, and changes during the three months then ended (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2017	1,850	$40.89
Granted	648	56.10
Vested	(468)	37.82
Forfeited	(89)	40.97
Nonvested at March 31, 2017	1,941	$46.70
The total fair value of RSAs and RSUs vested during the three months ended March 31, 2017 and 2016 was $26.3 million and $9.4 million, respectively. As of March 31, 2017, there was $82.1 million in unrecognized compensation cost related to all nonvested RSAs and RSUs granted. This cost is expected to be recognized over a weighted-average remaining period of 2.94 years.
Performance-Based Restricted Stock Units
During the three months ended March 31, 2017, the Company granted: (1) 132 thousand PBRSUs ("2017 TSR PBRSUs") with market conditions based on the Company's total stockholder return ("TSR") relative to that of the Russell 2000 Index over the three-year period ending December 31, 2019, vesting in full in three years with the number of shares ultimately earned ranging from zero to 200% of the target number of shares; (2) 132 thousand PBRSUs ("2017 Net Income PBRSUs") with performance conditions based on the compound annual growth rate of net income over the three-year period ending December 31, 2019, vesting in full in three years with the number of shares ultimately earned ranging from zero to 200% of the target number of shares.
During the three months ended March 31, 2016, the Company granted 223 thousand PBRSUs ("2016 TSR PBRSUs") with market conditions based on the Company's TSR relative to that of the Russell 2000 Index over the three-year period ending December 31, 2018, vesting in full in three years with the number of shares ultimately earned ranging from zero to 200% of the target number of shares. The Company also granted an insignificant number of other PBRSUs with performance conditions based on achievement of certain individual performance objectives.
The fair value of PBRSUs with market conditions granted during the three months ended March 31, 2017 and 2016 was estimated as of the date of grant using a Monte Carlo valuation model with the following weighted average assumptions:

	2017 TSR PBRSUs	2016 TSR PBRSUs
Expected volatility - Medidata	42%	48%
Expected volatility - comparison index	43%	43%
Expected life	2.85 years	2.84 years
Risk-free interest rate	1.40%	0.91%
Dividend yield	—	—

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the status of the Company’s PBRSUs based upon expected performance as of March 31, 2017, and changes during the three months then ended (in thousands, except per share data):

	Net Income	TSR	Other	Total Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2017	—	390	2	392	$57.05
Granted (based on performance at 100% of targeted levels)	132	132	—	264	71.51
Adjustment related to expected performance	66	152	—	218	62.06
Vested	—	(92)	—	(92)	67.30
Forfeited	—	(26)	—	(26)	59.60
Nonvested at March 31, 2017	198	556	2	756	$62.21
The total fair value of PBRSUs vested during the three months ended March 31, 2017 and 2016 was $5.1 million and $10.0 million, respectively. As of March 31, 2017, there was $29.5 million in unrecognized compensation cost related to all nonvested PBRSUs. This cost is expected to be recognized over a weighted-average remaining period of 2.24 years.
Employee Stock Purchase Plan
The fair value of shares granted under the Company's employee stock purchase plan ("ESPP") was estimated using a Black-Scholes pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2017	2016
Expected volatility	40%	46%
Expected life	1.51 years	1.68 years
Risk-free interest rate	0.63%	0.58%
Dividend yield	—	—
No shares were purchased under the ESPP during the three months ended March 31, 2017 and 2016. As of March 31, 2017, there was $4.4 million in unrecognized compensation cost related to ESPP shares. This cost is expected to be recognized over a weighted-average remaining period of 1.24 years.
Modifications
Incremental expense associated with modifications to stock options, RSAs and PBRSUs during the three months ended March 31, 2017 and 2016 was $0.1 million and $0.2 million, respectively.

9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in the balances of each component of accumulated other comprehensive loss during the three months ended March 31, 2017 are as follows (in thousands):

	Foreign currency translation adjustments	Unrealized gains (losses) on marketable securities	Total
Balance as of January 1, 2017	$(4,729)	$(547)	$(5,276)
Other comprehensive income	423	69	492
Balance as of March 31, 2017	$(4,306)	$(478)	$(4,784)
For the three months ended March 31, 2017 and 2016, reclassifications of items from accumulated other comprehensive loss to net income were insignificant.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

10. EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted-average number of shares outstanding during the period. The holders of unvested RSAs do not have nonforfeitable rights to dividends or dividend equivalents and therefore, such vested awards do not qualify as participating securities and are excluded from the basic earnings per share calculation. Diluted earnings per share includes the determinants of basic net income per share and, in addition, gives effect to the potential dilution that would occur if securities or other contracts to issue common stock are exercised, vested, or converted into common stock, unless they are anti-dilutive. As the Company intends to settle the principal amount of the Notes (see Note 7, "Debt") in cash upon conversion, their dilutive effect, if any, will be reflected in diluted earnings per share using the treasury stock method, which considers the number of shares that would be required to settle any premium above principal at the average stock price for the period. During the three months ended March 31, 2017 and 2016, the average price of the Company's stock was below the conversion price of the Notes; as a result the Notes were not dilutive for these periods.
A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share for the three months ended March 31, 2017 and 2016 is shown in the following table (in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016 (1)
Numerator
Net income	$9,518	$4,575
Denominator
Denominator for basic earnings per share:
Weighted average common shares outstanding	56,072	55,119
Denominator for diluted earnings per share:
Dilutive potential common shares:
Stock options	932	970
Restricted stock awards and units	735	348
Performance-based restricted stock units	298	152
Employee stock purchase plan	46	—
Weighted average common shares outstanding with assumed conversion	58,083	56,589
Basic earnings per share	$0.17	$0.08
Diluted earnings per share	$0.16	$0.08
(1) Prior period recast to reflect the Company's early adoption of ASU No. 2016-09 in the third quarter of 2016.
Anti-dilutive common stock equivalents excluded from the calculation of diluted earnings per share for the three months ended March 31, 2017 and 2016 are shown in the following table (in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016 (1)
Stock options	343	623
Restricted stock awards and units	252	181
Performance-based restricted stock units	157	196
Employee stock purchase plan	365	417
Total	1,117	1,417
(1) Prior period recast to reflect the Company's early adoption of ASU No. 2016-09 in the third quarter of 2016.
11. INCOME TAXES
The Company's unrecognized tax benefits were approximately $2.9 million as of March 31, 2017, and were unchanged from December 31, 2016.
12. COMMITMENTS AND CONTINGENCIES
Legal Matters — The Company is subject to legal proceedings and claims that arise in the ordinary course of business and records an estimated liability for these matters when an adverse outcome is considered to be probable and can be reasonably

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
13. SUBSEQUENT EVENT
On April 18, 2017, the Company acquired Mytrus, Incorporated ("Mytrus") for total cash consideration of approximately $14 million. Mytrus provides cloud-based software for electronic informed consent ("eConsent"), which replaces traditional paper patient consent forms. By adding an eConsent solution to its growing mobile health portfolio, the Company seeks to increase client adoption of its mobile technology while modernizing clinical trials for patients, sites, and sponsors.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in the future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to the factors discussed under the “Risk Factors” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission ("SEC") on February 28, 2017.
The following is a discussion and analysis of our financial condition and results of operations and should be read together with our condensed consolidated financial statements and related notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Overview
Medidata is a global provider of a platform of cloud-based solutions for life sciences, enabling efficiency and quality through clinical development programs, aimed at accelerating processes, enhancing decision making, minimizing operational risk, saving resources, and enabling transformational trial strategies. We are committed to powering smarter treatments and healthier people while advancing the competitive and scientific goals of our life sciences customers worldwide. As of March 31, 2017, our industry-leading technology platform, the Medidata Clinical Cloud®, was the primary technology solution powering clinical trials for 17 of the world's top 25 global pharmaceutical companies, and was used by 16 of the top 20 medical device developers, from study design and planning through execution, management and reporting.
Subscription revenues, which are comprised of fees from clients accessing our cloud-based solutions, represented 84% of our revenues for the first three months of 2017. Professional services revenues, which are derived from the provision of services that help our clients realize higher value in their clinical development processes, represented 16% of total revenues.
First Quarter 2017 Highlights

•	Total revenues increased 22% compared with the first quarter of 2016, with subscription and professional services revenues growing 19% and 38%, respectively.

•	Operating income was $12.2 million, up 83% compared with $6.6 million in the first quarter of 2016.

•	Net income for the first quarter of 2017 was $9.5 million, up 108% compared with $4.6 million in the first quarter of 2016.

•	Cash flow from operations was $22.5 million in the first quarter of 2017, an increase of $8.7 million, or 63%, compared with $13.8 million a year ago.

Results of Operations
Revenues
Revenues for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016	Change
Revenues:	(amounts in thousands except percentages)
Subscription	$107,070	$89,968	19.0%
Percentage of total revenues	84.4%	86.3%
Professional services	19,751	14,270	38.4%
Percentage of total revenues	15.6%	13.7%
Total revenues	$126,821	$104,238	21.7%
Year-over-year growth in subscription revenues was driven by major platform customer wins and sales growth among both new and existing customers, with strong contributions from our risk-based monitoring and data analytics solutions. As of March 31, 2017, we had remaining subscription backlog of $278 million, representing the future contract value of outstanding arrangements, billed and unbilled, to be recognized during the remainder of 2017, excluding renewals. This reflects an increase of 18% compared with remaining backlog of $235 million at March 31, 2016.
Year-over-year growth in professional services revenues was driven by increased demand from new and existing customers, including high utilization associated with large scale enterprise implementation projects.
Cost of Revenues
Cost of revenues for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,
	2017	2016	Change
Cost of revenues:	(amounts in thousands except percentages)
Subscription	$17,129	$14,329	19.5%
Percentage of total revenues	13.5%	13.8%
Professional services	13,485	10,339	30.4%
Percentage of total revenues	10.6%	9.9%
Total cost of revenues	$30,614	$24,668	24.1%
Percentage of total revenues	24.1%	23.7%

Gross profit	$96,207	$79,570	20.9%
Gross margin	75.9%	76.3%

Subscription margin	84.0%	84.1%
Professional services margin	31.7%	27.5%
Year-over-year growth in cost of subscription revenues was driven by an increase in vendor software and third-party cloud hosting costs of $1.5 million for the three months ended March 31, 2017 resulting from increased platform activity and platform enhancements, and by investment in hosting infrastructure at our data center in Europe. In addition, our business growth drove a year-over-year headcount increase of roughly 14%, resulting in increased personnel costs. Subscription gross margin decreased to 84.0% for the three months ended March 31, 2017 compared with 84.1% for the three months ended March 31, 2016 as a result of these infrastructure and skill set investments.
Year-over-year growth in cost of professional fees was partially driven by an increase in consulting costs of $1.2 million for the three months ended March 31, 2017. Personnel costs were also a contributing factor, increasing in response to 15% year-over-year headcount growth. Professional services gross margin increased to 31.7% for the three months ended March 31, 2017 compared with 27.5% for the three months ended March 31, 2016, benefiting significantly from effective project mix and more efficient use of resources in the current period.
Overall gross margin decreased to 75.9% for the three months ended March 31, 2017 compared with 76.3% for the three months ended March 31, 2016, primarily driven by a greater mix of professional services in the current period.

Operating Costs and Expenses
Operating costs and expenses for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016	Change
Operating costs and expenses:	(amounts in thousands except percentages)
Research and development	$29,937	$28,228	6.1%
Percentage of total revenues	23.6%	27.1%
Sales and marketing	30,109	25,458	18.3%
Percentage of total revenues	23.8%	24.4%
General and administrative	23,988	19,246	24.6%
Percentage of total revenues	18.9%	18.4%
Total operating costs and expenses	$84,034	$72,932	15.2%
Percentage of total revenues	66.3%	69.9%

Operating income	$12,173	$6,638	83.4%
Operating margin	9.6%	6.4%
The year-over-year growth in research and development expenses was primarily driven by a net increase in personnel-related costs of $3.7 million for the three months ended March 31, 2017, resulting from a 19% year-over-year headcount increase due to our hiring of skilled engineering talent, partially offset by capitalization of internal-use software development costs associated with our Clinical Cloud platform.
The year-over-year growth in sales and marketing expenses was predominantly driven by a net increase in personnel-related costs of $2.0 million for the three months ended March 31, 2017, resulting from a 14% year-over-year headcount increase to expand our global sales organization and partner team. On a comparable basis, the current period lacks the benefit of the $1.4 million in grant income that was recorded as a result of the enactment of the New Jersey Business Employment Incentive Program ("NJ BEIP") during the three months ended March 31, 2016. Higher professional fees also impacted expenses in the current period.
The year-over-year increase in general and administrative expenses for the three months ended March 31, 2017 was driven by a net increase in personnel-related costs of $2.3 million, resulting for a 15% year-over-year headcount increase, as a well as a $1.8 million increase in legal fees for the three months ended March 31, 2017 associated with acquisitions and litigation matters.
Income Taxes
Provision for income taxes for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,
	2017	2016
	(amounts in thousands)
Provision for income taxes	$(501)	$(1,196)
The difference between our effective tax rate and the U.S. statutory rate is primarily due to the relative mix of pre-tax income subject to tax in various jurisdictions, state taxes, share-based compensation, and U.S. tax credits and incentives. The benefits from U.S. credits and incentives will likely continue to have a favorable impact on our overall effective tax rate in the future. Share-based compensation will also continue to have an impact on our effective tax rate which may or may not be favorable.
Our quarterly tax provision and quarterly estimate of the annual effective tax rate are subject to significant variation due to several factors, including variability in accuracy of predictions of pre-tax book and taxable income or loss, the mix of jurisdictions to which they relate, and changes in tax law in the jurisdictions in which we conduct business.
Critical Accounting Estimates
Our condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions about certain items and future events. These estimates inherently involve levels of subjectivity and judgment and may have a material impact on our financial condition or results of operations. Accordingly, actual results could differ from those estimates. Our critical accounting estimates as of March 31, 2017 are the same as those at December 31, 2016, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Also see Note 1, "Summary of Significant Accounting Policies," to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which discusses our significant accounting policies.

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
Liquidity and Capital Resources
We believe that our cash flows from operations, cash and cash equivalents, and highly liquid marketable securities will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for the foreseeable future. Our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors, including any expansion of our business that we may complete. The following table presents selected financial information related to our liquidity and capital resources as of March 31, 2017 and December 31, 2016, and for the three-month periods ended March 31, 2017 and 2016 (in thousands):

	March 31, 2017	December 31, 2016
Cash, cash equivalents, and marketable securities	$513,383	$515,222
Furniture, fixtures and equipment, net	63,284	58,461
1.00% convertible senior notes, net	266,999	263,401

	Three months ended March 31,
	2017	2016
Cash provided by operating activities	$22,485	$13,804	(1)
Cash (used in) provided by investing activities	(17,051)	32,948
Cash used in financing activities	(8,930)	(8,818)	(1)
(1) As a result of the Company's early adoption of ASU No. 2016-09 in the third quarter of 2016, the consolidated statement of cash flows for the three months ended March 31, 2016 has been adjusted to reflect an offsetting increase of $1,341 thousand to net cash provided by operating activities and net cash used in financing activities.

Cash, Cash Equivalents, and Marketable Securities
For the three months ended March 31, 2017, cash provided by operating activities of $22.5 million was driven by strong customer collections, partially offset by operating expenditures and cash interest expense on our 1.00% convertible senior notes. Cash used in investing activities of $17.1 million consisted of a net payment of $8.7 million to acquire CHITA Inc. ("CHITA"), cash payments for capital expenditures of $6.8 million, and net purchases of marketable securities of $1.6 million. Cash used in financing activities of $8.9 million resulted primarily from the acquisition of $13.6 million of treasury stock in connection with equity plan participant tax withholdings upon vesting, partially offset by equity plan proceeds of $4.7 million.
For the three months ended March 31, 2016, cash provided by operating activities of $13.8 million was driven by strong customer collections, partially offset by operating expenditures and cash interest expense on our 1.00% convertible senior notes. Cash provided by investing activities of $32.9 million consisted of net sales of marketable securities of $40.5 million partially offset by cash payments for capital expenditures of $7.6 million. Cash used in financing activities of $8.8 million resulted primarily from the acquisition of $10.8 million of treasury stock in connection with equity plan participant tax withholdings upon vesting, partially offset by equity plan proceeds of $2.0 million.
Capital Assets
We acquired $8.4 million in capital assets during the three months ended March 31, 2017, predominantly related to our new office space in Seoul, South Korea, continued enhancements to our infrastructure, and capitalization of software development costs. On a cash basis, our capital expenditures during the three months ended March 31, 2017 were $6.8 million and included payments for previously accrued assets. We expect to acquire approximately $25 to $30 million in additional capital assets during the remainder of 2017.
Debt
In August 2013, we issued $287.5 million of 1.00% convertible senior notes (the "Notes") that will mature on August 1, 2018 unless earlier repurchased or converted. Upon conversion, we will deliver to the holders of the Notes either cash, shares of our common stock, or a combination thereof, at our election. If converted, we intend to settle the principal amount of the Notes in cash and any excess conversion value beyond the principal amount in shares of our common stock, cash, or a combination thereof. As of March 31, 2017, the Notes are not convertible and therefore are classified as long term liabilities in our condensed consolidated balance sheet. For further information, see Note 7, “Debt,” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Contractual Obligations, Commitments and Contingencies
The table below summarizes the aggregate effect that our material contractual obligations as of March 31, 2017 are expected to have on our cash flows in the periods indicated (in thousands):

	Payments Due by Period
	Total	Remainder of 2017	2018 - 2019	2020 - 2021	2022 and later
Contractual Obligations:
1.00% convertible senior notes	$287,500	$—	$287,500	$—	$—
Interest payments on convertible senior notes	4,313	1,438	2,875	—	—
Operating lease obligations	119,515	11,276	30,344	32,249	45,646
Contingent consideration obligations	5,697	3,930	1,767	—	—
Total	$417,025	$16,644	$322,486	$32,249	$45,646
Legal Matters
For a discussion of legal matters, refer to Note 12, "Commitments and Contingencies — Legal Matters," to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 3.     Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
We had unrestricted cash and cash equivalents totaling $90.4 million at March 31, 2017. Our cash equivalents are invested principally in commercial paper and money market funds. We also had investments in marketable securities, which we classify as available-for-sale securities, totaling $423.0 million at March 31, 2017. Substantially all of our marketable securities are fixed income securities, which primarily consist of high quality commercial paper and corporate bonds. Due to the short duration, laddered maturities, and high credit ratings of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.
Exchange Rate Sensitivity
Our non-U.S. operating subsidiaries are located in the United Kingdom, Japan, South Korea, Singapore, China, and Germany. The functional currencies for these subsidiaries are the respective local currencies. We have exposure to exchange rate movements that are captured in translation adjustments for these subsidiaries. Such cumulative adjustments are recorded in accumulated other comprehensive income (loss). The estimated potential translation loss for the three months ended March 31, 2017 resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounted to $2.5 million.
We bill our customers primarily in U.S. dollars. The majority of our foreign billings are billed from Medidata Solutions, Inc., a U.S. entity, and are mainly denominated in Euros, British pounds sterling, Australian dollars, and Canadian dollars. Our foreign currency-denominated costs and expenses are mainly incurred by our non-U.S. operating subsidiaries. Accordingly, future changes in currency exchange rates will impact our future operating results. For the three months ended March 31, 2017, 4.7% of our revenues and 15.8% of our expenses were denominated in foreign currencies. Gains and losses arising from transactions denominated in foreign currencies are recorded as foreign currency transaction gains (losses) in general and administrative expenses on our condensed consolidated statements of operations and amounted to $(0.2) million for the three months ended March 31, 2017.
Impact of Inflation
We do not believe that inflation has had a material impact on our business, financial condition, or results of operations.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2017, an evaluation was performed with the participation of our Disclosure Committee and our management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon such evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2017.
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
Date: May 8, 2017

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
See Note 12, “Commitments and Contingencies – Legal Matters,” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of current legal proceedings.
Item 1A.    Risk Factors
We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 are those that we believe are the material risks we face. There have been no material changes in our risk factors since our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Any of those disclosed risk factors or additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could have a material adverse effect on our business, financial condition and results of operations.
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
A summary of our repurchases of shares of our common stock for the three months ended March 31, 2017 is as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs
January 1 – January 31, 2017	1,568	$51.39	—	—
February 1 – February 28, 2017	239,671	$56.06	—	—
March 1 – March 31, 2017	1,759	$57.02	—	—
Total	242,998	$56.04	—	—
(1) Represents the number of shares acquired as payment by employees of applicable statutory withholding taxes owed upon vesting of restricted stock awards, restricted stock units, or performance-based restricted stock units granted under the 2009 Plan.

Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
None.
Item 6.    Exhibits
The information required by this Item 6 is set forth on the exhibit index that follows the signature page of this report.

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Form of Medidata Solutions, Inc. 2017 Performance-Based Restricted Stock Unit Agreement
31.1*	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act
31.2*	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act
32.1**	Certification of CEO pursuant to Rules 13a-14(b) or 15d-14(b) under the Exchange Act and 18 U.S.C. 1350
32.2**	Certification of CFO pursuant to Rules 13a-14(b) or 15d-14(b) under the Exchange Act and 18 U.S.C. 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.