Form 10-K
period 2017-12-31
Medidata Solutions, Inc.
filed 2018-02-28
CIK 1453814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-K
 _____________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Securities registered under Section 12(g) of the Exchange Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒ Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐ Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
As of June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $3,445,964,875 based on the closing sale price for the registrant's common stock on the NASDAQ Global Market on that date of $78.20 per share. For purposes of determining this number, all executive officers and directors of the registrant are considered to be affiliates of the registrant, as well as individual shareholders holding more than 10% of the registrant's outstanding common stock. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.
As of February 21, 2018, the registrant had 59,233,261 shares of common stock outstanding.
Documents Incorporated by Reference:
Part III of this Annual Report on Form 10-K incorporates by reference certain information that will be set forth in the registrant's Proxy Statement in connection with the 2018 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2017. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

MEDIDATA SOLUTIONS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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
Item 1. Business
Company Overview
Medidata is a global life sciences technology provider, dedicated to improving the way clinical research is designed, conducted, and analyzed. Our cloud-based platform of solutions and data analytics enables efficiency and quality throughout clinical development programs by accelerating processes, enhancing decision-making, minimizing operational risk, saving resources, and enabling transformational trial strategies.
Customers can utilize our entire platform or purchase individual solutions or products. We offer our technology on an enterprise or multi-study basis. Customers can also use our solutions on a single-study basis for a limited number of trials or to evaluate them prior to committing to a multi-study arrangement. Subscription and professional services represent approximately 85% and 15% of our business, respectively. Our business model provides us with a recurring revenue stream that we believe delivers greater revenue visibility than perpetual software licensing models.
Our Cloud-Based Technology
The Medidata Clinical Cloud
Medidata's unified platform, pioneering analytics, and clinical technology expertise power the development of new therapies for nearly 1,000 pharmaceutical companies, biotech and medical device firms, academic medical centers and contract research organizations ("CROs") around the world. The Medidata Clinical Cloud connects patients, physicians, and life sciences professionals. Companies on the Medidata platform are individually and collaboratively reinventing the way research is done to create smarter, more precise treatments.
It Starts With Data Capture and Management
The Medidata Clinical Cloud already powers the clinical trials of the future, including numerous master protocols, platform studies, and even trials that use synthetic control patients. It seamlessly captures and integrates the abundance of data streams and biomarker measurements that today's targeted therapies demand, not only from clinics and labs, but also from sensors, apps, images, genomics, and real world evidence ("RWE"). By capturing and integrating such a wide array of study data, the Medidata Clinical Cloud also automates many of the most challenging data management workflows across randomization, supply, coding, and safety. It is now possible for patients to electronically consent, be randomized, and receive their first supply all on their first visit. Medical terms can be coded automatically with natural language processing and machine learning.

Rich Data Capture Leads to Pioneering Analytics
The Medidata Clinical Cloud is underpinned by the Medidata Enterprise Data Store ("MEDS"). This cross-sponsor data store of de-identified study data contains the scientific and operational data from over 13,000 studies, half a million site and sponsor interactions, and 3.8 million patients, which are aggregated and standardized in a variety of ways to supply data sets. These data sets power analytics and benchmarking visualizations that enable smarter decision making, resulting in reduced patient burden and increased patient enrollment and retention. In addition, predictive analytics and machine learning throughout the Medidata platform drive intelligent processes such as risk-based monitoring ("RBM") and automated genomic clustering. MEDS also addresses the growing challenge of patient scarcity; Medidata's synthetic control arm and synthetic control data solutions enable organizations to leverage historical controls from statistically similar indications and studies to reduce the need to recruit new control patients.
Pioneering Analytics Accelerate Trial Planning and Management
Clinical complexity is increasing the burden of managing and operationalizing clinical studies. Minimizing patient burden in protocol design while optimizing site selection, grants, and payments in trial planning is a critical success factor to trial execution. Medidata's study design optimization, site feasibility, site grants, and payments solutions use historical benchmarks and automation from MEDS to optimize patient burden, site selection, grants, and payments, leading to increased patient recruitment and retention rates.
Medidata also solves many of the biggest challenges in trial management. Medidata's strategic monitoring and clinical trial management system ("CTMS") solutions address regulatory requirements for RBM by combining anomaly detection with intelligent workflows to enable sponsors, CROs, and sites to confidently move away from 100% source document verification. Medidata's master data management means that the majority of the artifacts in an electronic trial master file ("eTMF") can be pre-populated from other sources.
Putting It All Together
The Medidata Clinical Cloud combines:

•	An intuitive user experience that seamlessly links sponsors, CROs, sites, and patients and is powered by single sign-on;

•	An integrated set of applications powered by master data management that shares data from one application to another; and

•	An intelligent enterprise data store that embeds artificial intelligence, machine learning, and pioneering analytics into every part of the platform.
Medidata's Approach
Medidata's solutions are designed to address the underlying requirements of clinical development, not only bringing efficiencies to existing processes, but also transforming the enterprise with enhanced productivity and quality. Our platform focuses on increasing efficiency, reducing redundancies and data entry errors, maximizing visibility, and consolidating workflows. We build our solutions to be interoperable with third-party software and data feeds, creating a collaborative ecosystem that broadens the development enterprise. This increases the value of legacy, installed systems and new technology such as mobile device applications, and simplifies migration from competitive systems.
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
Our Strategy
Our strategy is to enable our customers to bring their new and enhanced medical treatments to the public quickly, efficiently, and safely by providing a platform that uses innovative technology to automate, streamline, support, and enhance clinical development activities. Key elements of our strategy include:

•
Broaden our footprint with our existing customers. We refer to this footprint, measured by the number of Medidata products used by our customer base, as "density." Our strategy of developing technology solutions across the clinical trial process provides additional avenues for growing our business. We will continue to demonstrate the significant efficiencies that our customer base can achieve by standardizing end-to-end clinical development processes on our platform and by expanding the use of our solutions. We also intend to drive increased usage by facilitating our customers' use in new trials and converting existing single-study customers into multi-study customers.

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
We develop our solutions on a broad base of technologies, including Java, Scala, .NET, Ruby, Python, R, SQL Server, BO4, AWS, Chef, and VMWare. By creating consistent data models that can accommodate the broad cloud-based requirements of multiple biopharmaceutical, medical device, and CRO customers, we have been able to avoid customer-specific builds or other customizations to our core product, thereby streamlining development and maintenance. Furthermore, our interfaces are built on fully documented application programming interfaces ("APIs"), which allow us to safely update customers' data in new versions of the system, and to develop additional interfaces to address new market opportunities. By including version control and the ability to dynamically integrate data without system interruption, we are better able to accommodate the industry-specific challenges facing clinical trial teams around protocol amendments and the need for incremental changes to study data collection and cleaning processes during a clinical trial.
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
We have a dedicated global organization to support our customers and applications worldwide. We offer 24/7 support to our customers' investigator sites through a global array of multi-lingual help desks.

Professional Services
We offer expert professional services to help life sciences companies realize higher value in their clinical development processes. We strive to gain a deep understanding of our customers' needs and develop a unique, customized vision, leading the way for true business transformation. Our customers vary in their resources, expertise, and preference for deploying their studies on Medidata platform technology, and we offer flexible, tailored services to support each customer's needs.
We partner with customers every step of the way to ensure that their processes are optimized and that they have achieved significant value realization from our platform. Medidata's expertise puts us at the cutting edge of clinical development. Our global influence over the past 20 years has resulted in more than 13,000 studies and over 3.8 million patients on the Medidata platform, making us the top Life Science Development software vendor according to International Data Corporation. Market leaders are leveraging Medidata's professional services people, processes, and technology to transform their businesses.
Our professional services offerings include:

•
Implementation services. We provide implementation of the Medidata Clinical Cloud with efficient, scalable configuration and implementation support to ensure our customers maximize the value of the platform. Our methodology leverages both the industry-specific expertise of our employees through standardized best practices and the specific capabilities of our platform to simplify, streamline, and expedite the implementation of our solutions.

•
Sponsor enablement. Our tailored strategies, business solutions, and knowledge transfer enable customers to design, configure, implement, and manage their own studies; we believe this maximizes the benefits of our platform technology by enabling customers to develop the degree of autonomy most aligned with their organizational resources and strategic goals.

•
Strategic consulting. Our domain and technology expertise provide transformational outcomes for our customers through structured governance, process optimization, tailored strategies, and true business transformation. Our technology, analytics, and benchmarking solutions support a re-engineered development process that may require our customers to implement internal changes. Medidata's experienced domain experts provide consulting services to help organizations shift to new processes and systems, including re-engineering business processes across departments and changing governance models. Our industry and technology experts draw on Medidata's visibility into best practices and data-driven analytics to advise customers.

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

•
Ongoing support. We take a best-practice, consultative approach to ensure quality study design, ease of use, and productivity throughout the project life cycle. We have certified experts available to manage our customers' operational needs to ensure they are gaining maximum value from the Medidata platform within their environment. We continually evaluate, adapt, and optimize technology and processes to ensure adoption of our solutions across the enterprise.

Research and Development
We believe that our future success depends on our ability to continue to enhance and broaden our cloud-based solutions to meet the evolving needs of clinical trial sponsors and other entities engaged in clinical trials. Equally important is our ability to innovate, taking advantage of latest technologies and monitoring trends in healthcare. As of December 31, 2017, we had 629 employees in research and development. Our efforts are focused on developing new, complementary software solutions, as well as enhancing our existing solutions. Our research and development department includes a product management team that works with both internal and customer experts to create new features and functionality, a team of software project managers, and a technical documentation team, as well as product engineering and software quality assurance functions. We also have a dedicated team building integration software and APIs on top of our platform.
When developing our technical solutions to manage clinical data, industry regulatory requirements also dictate that substantial documentation be created to demonstrate data integrity in the solutions, and that our systems perform repeatedly, reliably, and in accordance with the system requirements. This process is known in the industry as validation, and our deliverable is a software validation package. Our software development lifecycle practices, which are part of a required quality system, include streamlined methodologies for generating and maintaining validation packages during the software release process. For those products that allow customers to upgrade at their discretion, these methodologies include a validated path for upgrading existing installations and data. The robustness of the validation process and associated validation deliverables enable our customers to upgrade with confidence and stay on current technology. This allows Medidata to minimize the number of legacy releases that require maintenance and support. The majority of our cloud components are upgraded automatically, meaning that Medidata only has a single version of the software to maintain, and customers always access the latest product. For products which are upgraded automatically, customers receive access to a fully tested software product prior to its official release into production as a fully validated product.

We incurred $138.6 million, $112.6 million, and $92.3 million in research and development expenses for the years ended December 31, 2017, 2016, and 2015, respectively. Research and development expenses comprised 25.4%, 24.3%, and 23.5% of revenue in 2017, 2016, and 2015, respectively.
Sales and Marketing
We market and sell our cloud-based solutions through a direct sales force and through relationships with CROs and other strategic partners. Our marketing efforts focus on increasing awareness, consideration, and preference for our cloud-based solutions and professional services and generating qualified sales leads. As of December 31, 2017, we had 346 employees in sales and marketing.
Our sales force operates globally with a focus on North America, Europe, and Asia. The team is organized by both region and focus area and includes business consultants and sales operations support. Sales through this direct channel currently represent the largest source of our total revenues.
Many sponsors of clinical trials outsource some or all of their clinical research activities as a means of expanding capacity, controlling costs, and focusing on core strengths. Our CRO relationships help position our solutions as the core platform for their outsourced services. Through our Medidata Partner Program, we partner with CROs to deliver our clinical trial technology along with the CRO's monitoring, project management, data management, and other expertise. We train, certify, and support our CRO and other clinical services partners on our solutions, which enables them to quickly and cost-effectively implement our technology in sponsors' studies.
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
Customers
We are committed to developing long-term, partnering relationships with our customers worldwide and working closely with customers to enable them to make optimal use of our systems for their development portfolios. Our customers include pharmaceutical, biotechnology, medical device and diagnostics companies, institutions (which include academic research centers, government, and other non-profit organizations), CROs, and other entities engaged in conducting and/or sponsoring clinical trials. We work with large global pharmaceutical companies with worldwide footprints and clinical trials in multiple locations, as well as with start-up and mid-sized specialty, biotechnology, pharmaceutical, and medical device and diagnostic companies. We also work with government agencies that conduct or support the conduct of clinical trials.
Our global direct sales organization represents our primary source of sales, with additional sales generated through our CRO relationships. As of December 31, 2017, we had nearly 1,000 customers.
Our five largest customers accounted for 26%, 26%, and 24% of our revenues in 2017, 2016, and 2015, respectively. In 2017, 2016, and 2015, no single customer accounted for 10% or more of our total revenues. At December 31, 2017, no one customer comprised 10% or more of our total accounts receivable. At December 31, 2016, one customer comprised 13% of our accounts receivable.
We sell our solutions and provide services globally. Approximately 23%, 23%, and 24% of our revenues in each of the years ended December 31, 2017, 2016, and 2015, respectively, were derived from international operations. A summary of our domestic and international revenues and long-term assets is set forth in Note 1, “Summary of Significant Accounting Policies—Segment and Geographic Information,” to our consolidated financial statements, which are included in Item 15 of this Annual Report on Form 10-K.
Backlog
At December 31, 2017 and 2016, our total multi-year subscription backlog was $1,036 million and $745 million, respectively.
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
We also calculate a 12-month subscription backlog, which represents the future contract value of outstanding multi-study and single study arrangements, billed and unbilled, to be recognized in the next 12 months, excluding expected intra-year renewals and other adjustments. As of January 1, 2018 and 2017, we had 12-month subscription backlog of approximately $446 million and $343 million, respectively. We believe that 12-month subscription backlog is more easily reconciled to future revenues to be recognized than total backlog, and therefore is a more valuable metric for evaluation of expected future revenues.
Our presentation of backlog may differ from that of other companies in our industry.
Competition
The market for clinical trial solutions is highly competitive and rapidly evolving. It is subject to changing technology, shifting customer needs, changes in laws and regulations, and frequent introductions of new products and services. We compete with firms such as BioClinica, Inc., IQVIA (formerly Quintiles IMS),Oracle, Parexel Informatics, Veeva Systems, Inc. and other large-scale technology providers that offer a range of products and services that compete with Medidata's solutions. We also compete with a number of vendors offering applications and systems that compete with Medidata in specific areas, such as ERT, CRF Health, Bracket, DataTrak International, Inc., Medrio, Inc., Merge Healthcare (an IBM Company), and OmniComm Systems, Inc.
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
Intellectual Property
Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing the proprietary rights of others. We rely upon a combination of trademark, trade secret, copyright, patent and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we protect our intellectual property and proprietary information by requiring our employees and consultants to enter into confidentiality, non-competition and assignment of inventions agreements. We have registered trademarks and service marks in the United States ("U.S.") and abroad, and filed applications for the registration of additional trademarks and service marks. Our principal trademarks are “Medidata,” "Medidata Solutions," "Medidata Clinical Cloud," "Medidata Patient Cloud," "Architecture of Hope," and “Medidata Rave." We also hold several domain names, including the domain names “mdsol.com” and “medidatasolutions.com.” As of December 31, 2017, we hold 33 patents as well as numerous published patent applications outstanding in the U.S. and certain foreign countries.
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
Government and Other Regulations
Regulation of Clinical Trials and Electronic Systems Used in Clinical Trials
The conduct of clinical trials is subject to regulation and regulatory guidance associated with the approval of new drugs, biological products and medical devices imposed upon the clinical trial process by the U.S. Food and Drug Administration ("FDA"), the Pharmaceuticals and Medical Devices Agency ("PDMA") in Japan, the Medicines and Healthcare Products Regulatory Agency ("MHRA") in the United Kingdom, the European Medicines Agency in EMEA, and other foreign governmental regulatory agencies and international non-governmental organizations, such as the International Conference on Harmonisation ("ICH").
The laws, regulations, and guidance from various countries and regions are often, but not always, harmonized. In those areas that are not yet harmonized, conflicting or even contradictory requirements may exist. Further, the regulatory environment and requirements for clinical trials and drug/biologic/device approvals are undergoing rapid change in the U.S., the European Union ("EU") (including the anticipated implementation of the new Regulation EU No. 536/2014 of the European Parliament and of the Council on clinical trials on medicinal products for human use, and repealing Directive 2001/20/EC) and other areas. We continue to monitor regulatory developments and industry best practices in these areas and make changes and introduce improvements as necessary to remain in compliance.

The use of our software products, services, and hosted solutions by customers engaged in clinical trials must be done in a manner that is compliant with a complex array of laws and regulations. Our applications have been designed to allow our customers to deploy such clinical trials as part of a validated, fit-for-purpose system, compliant with applicable laws and regulations.
The use of software during the clinical trial process must adhere to the regulations and regulatory guidance known as Good Clinical Practice ("GCP"), guidance documents, and other various codified practices such as the Consolidated Guidance for Industry from the ICH Regarding Good Clinical Practices for Europe, the Asia Pacific region, and the Americas. The current amendment (ICH E6(R2)) encourages sponsors to implement improved oversight and management of clinical trials, while continuing to ensure protection of human subjects participating in trials and clinical trial data integrity.
In addition to these regulations and guidance documents, the FDA and regulatory authorities from other countries have developed regulations and regulatory guidance concerning electronic records and electronic signatures. In the U.S., this includes Title 21 Code of Federal Register ("CFR") Part 11, Electronic Records; Electronic Signatures, which is further interpreted for clinical trials in a guidance document titled FDA Computerized Systems Used in Clinical Investigations—Guidance for Industry. In general, regulatory guidance stipulates that computerized systems used to capture or manage clinical trial data must meet certain standards for attributability, legibility, contemporaneousness, originality, accuracy, completeness, consistency, and availability, as well as integrity and security. If our customers violate GCP or other regulatory requirements, both parties may run the risk that the violation will result in a regulatory citation, the suspension of the clinical trial, investigator disqualification or debarment, the rejection or withdrawal of a product marketing application, criminal prosecution, or civil penalties. Such risks not only impact our customers, but could also have a material adverse effect on our business, results of operations, or financial condition.
Regulation of Health Information
Government regulation of the use and disclosure of subject (patient) privacy and data protection imposes a number of requirements. In the U.S., regulations issued pursuant to the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), require certain “covered entities,” including facilities and providers that are involved in clinical trials, to comply with established standards regarding the privacy and security of protected health information, and to use standardized code sets when conducting certain electronic transactions. The regulations also require “business associates” that provide services on behalf of the covered entity to follow the same standards. Although we are not a “covered entity” or a “business associate,” and therefore technically are not subject to HIPAA regulations, many users of our products and services are directly regulated under HIPAA and our products cannot be utilized in a manner that is inconsistent with the users' HIPAA compliance requirements. In addition, to the extent we perform functions or activities on behalf of customers that are directly regulated by such health-related privacy laws, we may be required to comply with a number of the same HIPAA requirements. The breach of such requirements on our part may result in liability to our customers and us. In addition to HIPAA, most states within the U.S. have enacted or are considering their own privacy and data protection laws. Such state laws, if more stringent than HIPAA requirements, are not preempted by the federal requirements and we must comply with them as well.

In addition to complying with the privacy laws in the U.S., many foreign governments have data privacy and data protection laws that include additional protections for customer end-user information and for sensitive patient information, including clinical data. Because our services are available to customers in many foreign countries, we must provide our services in a manner that supports our customers' compliance obligations. Foreign government data protection laws and regulations include the EU's Data Protection Directive ("95/46/EC" or the "Directive"), the General Data Protection Regulation ("Regulation (EU) 2016/679" or the "GDPR"), which will supersede the Directive, and European country-specific laws and regulations that implement the Directive or the GDPR, as well as the EU-U.S. Privacy Shield framework.
Employees
As of December 31, 2017, we had a total of 1,680 employees, of which 528 were employed at our headquarters in New York, 770 at other locations in the U.S., 228 in Europe, and 154 in the Asia Pacific region. As of December 31, 2017, we had 217 employees in customer services, support, and delivery, 268 employees in professional services, 629 employees in research and development, 346 employees in sales and marketing, and 220 employees in administration and executive management. We also retain additional outside contractors from time to time to supplement our services and research and development staff on an as-needed basis. As of December 31, 2017, we had 450 independent contractors, the majority of which have been engaged in connection with help desk, customer service, and development functions. None of our employees are covered by a collective bargaining agreement. We consider our relationships with our employees to be good.
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
Our quarterly and annual revenues and operating results have varied in the past and may vary significantly in the future depending on factors such as:

•	budgeting cycles of our customers;

•	the length of our sales cycle;

•	increased competition;

•	our ability to develop innovative products;

•	the timing of new product releases by us or our competitors;

•	market acceptance of our products;

•	changes in our and our competitors' pricing policies;

•	the financial condition of our current and potential customers;

•	changes in the regulatory environment;

•	changes in operating expenses and personnel changes;

•	our ability to hire and retain qualified personnel;

•	the effect of potential acquisitions and consequent integration;

•	our ability to realize benefits from strategic partnerships, acquisitions or investments;

•	equity issuances, including due to the conversion of our outstanding convertible notes or as consideration in acquisitions;

•	variations in the revenue mix of our services and growth rates of our cloud subscription and professional services support offerings;

•	changes in our business strategy;

•	increases in our costs due to inflation; and

•	general economic factors, including factors relating to disruptions in the world credit and equity markets and the related impact on our customers' access to capital.
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
Our top five customers accounted for approximately 26%, 26%, and 24% of our revenues in 2017, 2016, and 2015, respectively. In 2017, 2016, and 2015, no single customer accounted for 10% or more of our total revenues. The loss of any of our major customers could have a material adverse effect on our results of operations and financial condition. We may not be able to maintain our customer relationships, and our customers may delay payment under, or fail to renew, their agreements with us, which could adversely affect our business, results of operations or financial condition. Any reduction in the amount of revenues that we derive from these customers, without an offsetting increase in new sales to other customers, could have a material adverse effect on our operating results. A significant change in the liquidity or financial position of our customers could also have a material adverse effect on the collectability of our accounts receivable, our liquidity and our future operating results.

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
Our future success depends in part on our ability to sell additional cloud-based solutions and services to our current customers. This may also require increasingly sophisticated and costly sales efforts that are targeted at senior management. Similarly, the rate at which our customers purchase new or enhanced services depends on a number of factors. If our efforts to sell new solutions and expanded services to our existing customers are not successful, our growth prospects may suffer.
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
Because we recognize revenue from subscriptions for our services over the term of the subscription, downturns or upturns in new business may not be immediately reflected in our operating results.
We generally recognize revenue from customers ratably over the terms of their subscription agreements, which generally range from one to five years. As a result, most of the revenue we report in each quarter is the result of subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter may not be reflected in our revenue results for that quarter. Any such decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services, and potential changes in our attrition rate, may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.
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
We rely upon two internal hosting facilities and third party cloud computing services to deliver our solutions to our customers and any disruption of or interference with our hosting systems, operations, or third party cloud computing services would harm our business and results of operations.
Substantially all of the computer hardware necessary to deliver our solutions is located at our internal hosting facilities in Houston, Texas and Frankfurt, Germany. In addition to our dedicated hosting facilities, we utilize third-party cloud computing services from vendors such as Amazon Web Services ("AWS") to help us efficiently scale our cloud-based solutions. Because we cannot easily switch our AWS-serviced operations to another cloud provider, any disruption of or interference with our use of AWS would impact our operations, and our business would be adversely impacted. Our systems and operations or those of AWS could suffer damage or interruption from human error, fire, flood, power loss, telecommunications failure, break-ins, terrorist attacks, acts of war, and similar events. The occurrence of a natural disaster, an act of terrorism or other unanticipated problems at our or AWS's hosting facilities could result in lengthy interruptions in our service. Although we and AWS maintain backup facilities and disaster recovery services in the event of a system failure, these may be insufficient or fail. Any system failure, including network, software, or hardware failure, that causes an interruption in our Houston or Frankfurt data centers or our use of AWS or that causes a decrease in responsiveness of our cloud-based solutions could damage our reputation and cause us to lose customers, which would harm our business and results of operations. Our business may be harmed if our customers and potential customers believe our service is unreliable.
Data protection laws and regulations may limit the use of our platform and give rise to operational interruption, liabilities and reputational harm, which could have a materially adverse impact on our business.
Our customers can use our platform to collect, process and transfer personal information globally, including sensitive personal information such as clinical information. As regulatory focus on privacy issues continues to increase and worldwide laws and regulations concerning the handling of personal information expand and become more complex, potential risks related to data collection and use for our customers and for our business will intensify. For example, the EU and the U.S. formally entered into a new framework in July 2016 that provides a mechanism for companies to transfer data from EU member states to the U.S. This new framework, called the Privacy Shield, is intended to address shortcoming identified by the Court of Justice of the EU in the previous EU-U.S. Safe Harbor Framework, which the Court of Justice invalidated in October 2015. The Privacy Shield and other data transfer mechanisms are likely to be reviewed by the European course, which may lead to uncertainty about the legal basis for data transfers to the U.S. or interruption of such transfers. In the event such court decisions block the transfers to or from a particular jurisdiction and in the event that no other transfer mechanisms, such as the model clauses, are legally adequate, this could give rise to operational interruption in the performance of our services for customers and internal processing of employee information, regulatory liabilities and/or reputational harm. In addition, U.S. and foreign governments have enacted or are considering enacting legislation or regulations, or may in the future interpret existing legislation or regulations, in a manner that could significantly impact our ability and the ability of our customers and data partners to collect, augment, use, transfer and share personal and other information that is integral to certain services we provide. These developments in Europe and elsewhere could harm our business, financial condition and results of operations, including reducing demand for our platform or limiting its use, increasing our operating costs, and slowing or preventing the closing of sales transactions.
Regulators globally are also imposing greater compliance obligations and monetary fines for privacy violations. For example, in 2016 the EU adopted a new law governing data practices and privacy called the GDPR, which becomes effective in May 2018. The law creates a range of new compliance obligations, significantly increases financial penalties for non-compliance, and extends the scope of the EU data protection law to all companies processing data of EU residents, regardless of the company's location. The GDPR and other privacy and data protection laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements with respect to our customers' use of our platform. We have incurred - and may continue to incur - significant expense to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations. In addition, the future enactment of more restrictive laws, rules or regulations, such as those requiring data localization, and/or future enforcement actions or investigations could have a materially adverse impact on us through increased costs or restrictions on our business and noncompliance could result in regulatory penalties, significant legal liability and harm to our reputation.

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
We are subject to risks associated with our strategic investments. Other-than-temporary impairments in the value of our investments could negatively impact our financial results.
We invest in early-to-late stage companies for strategic reasons to support key business initiatives, and may not realize a return on our strategic investments or realize benefits from such strategic business relationships. If any of the third parties with which we enter a strategic relationship fails to perform as expected, breaches or terminates their agreement with us, or becomes engaged in a dispute with us, our reputation could be adversely affected and our business could be harmed. These companies also generate net losses and the market for their products, services or technologies may be slow to develop, and, therefore, are dependent on the availability of later rounds of financing from banks or investors on favorable terms to continue their operations. The financial success of our investment in any company is typically dependent on a liquidity event, just as a public offering, acquisition or other favorable market event reflecting appreciation to the cost of our initial investment. The capital markets for public offerings and acquisitions are dynamic and the likelihood of liquidity events for the companies we have invested in could significantly worsen. Further, valuations of privately held companies are inherently complex due to the lack of readily available market data. If we determine that any of our investments in such companies have experienced a decline in value, we may be required to record an impairment, which could negatively impact our financial results. All of our investments are subject to a risk of partial or total loss of investment capital.
We may expand our business through new acquisitions in the future. Any such acquisitions could disrupt our business, harm our financial condition and dilute current stockholders' ownership interests in our company.
We intend to pursue potential acquisitions of and investments in businesses, technologies, or products complementary to our business and periodically engage in discussions regarding such possible acquisitions. For example, we acquired Fast Track Systems, Inc. ("Fast Track") in March 2008; Clinical Force Limited ("Clinical Force") in July 2011; Patient Profiles, LLC ("Patient Profiles") in October 2014; Intelemage, LLC ("Intelemage") in April 2016; CHITA Inc. ("CHITA") in February 2017; and Mytrus, Incorporated ("Mytrus") in April 2017.
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
Supporting our existing and growing customer base could strain our personnel resources and infrastructure, and if we are unable to scale our operations and increase productivity, we may not be able to successfully implement our business plan.
We continue to experience significant growth in our business, operations and personnel, which has placed a strain on our management, administrative, operational and financial infrastructure. Our success will depend in part upon the ability of our senior management to manage our projected growth effectively. To do so, we must continue to increase the productivity of our existing employees and to hire, train and manage new employees as needed. To manage the expected domestic and international growth of our operations and personnel, we will need to continue to improve our operational financial and management controls, our reporting systems and procedures, and our utilization of real estate. If we fail to successfully scale our operations and increase productivity, we will be unable to execute our business plan.
We regularly update or replace our various software systems. If the implementations of these new applications are delayed, or if we encounter unforeseen problems with our new systems or in migrating away from our existing applications and systems, our operations and our ability to manage our business could be negatively impacted.
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

•	changes in regulatory requirements;

•	risk of non-compliance with the U.S. Foreign Corrupt Practices Act ("FCPA") or similar regulations in other jurisdictions;

•	fewer legal protections for intellectual property and contract rights;

•	tariffs or other trade barriers;

•	difficulties in managing foreign operations;

•	unavailability of staff with needed skills;

•	exposure to interest rate fluctuations;

•	transportation delays;

•	potentially adverse tax consequences; and

•	exposure to foreign currency exchange risk associated with transactions entered into in currencies other than the U.S. dollar.
Our failure to successfully mitigate these risks could have a material adverse effect on our business, results of operations and financial condition. In addition, we are continuing to execute on our growth initiatives in Asia, where our strategy is to broaden adoption of our application services, especially in China and South Korea. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates and international political, regulatory and economic developments, all of which can have a significant influence on our operating results. Some of our international sales are made in local currencies, which could fluctuate against the dollar. Accordingly, our operating results could be adversely affected by unfavorable foreign currency fluctuations.

The United Kingdom's vote to exit from the European Union could negatively impact us.
On June 23, 2016, in a referendum vote commonly referred to as "Brexit," a majority of British voters voted to exit the EU. In March 2017, the United Kingdom ("U.K.") government officially triggered the process to formally initiate negotiations for the terms of separation from the EU. As a result, the British government has begun negotiating the terms of the U.K.'s future relationship with the EU. The effects of Brexit will depend on any agreements the U.K. makes to retain access to the EU markets either during a transitional period or more permanently. Without access to the single EU market, it may be more challenging and costly to provide our services in Europe. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which EU laws to replace and replicate. If there are changes to U.K. immigration policy as a result of Brexit, this could affect our employees and their ability to move freely between the EU member states for work-related matters.
Our inability to attract and retain highly skilled employees could adversely affect our business.
To execute our growth plan, we must attract and retain highly qualified employees. We do not have employment agreements with any of our executive officers, key management, development or operations personnel and they could terminate their employment with us at any time. The loss of one or more of our key employees or groups could seriously harm our business. In the technology industry, there is substantial and continuous competition for engineers with high levels of expertise in designing, developing and managing software and Internet-related services, as well as competition for sales executives, data scientists and operations personnel. We may not be successful in attracting and retaining qualified personnel. We have from time to time experienced, and expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. These difficulties may be amplified by evolving restrictions on immigration, travel or availability of visas for skilled technology workers. If we fail to attract new employees or fail to retain and motivate our current employees, our business and future growth prospects could be adversely affected.
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
We currently rely on third-party SaaS vendors in connection with many critical functions of our business, including enterprise resource planning services, customer relationship management services, enterprise cloud applications for human resources, and electronic communication services. Further, some of our cloud-based solutions are hosted by AWS. If any of these services fail or become unavailable due to extended outages or interruptions, or the security of our data stored with the vendors is compromised, or our own access to our data stored with the vendors is restricted or terminated, or the cloud-based services we use are no longer available on commercially reasonable terms or prices, our revenue could be reduced, our reputation could be damaged, expenses could increase, our ability to manage our finances, sales opportunities and workforce could be interrupted and our processes for delivering services and supporting our customers could be impaired until equivalent services are identified, obtained and implemented, all of which could adversely affect our business.
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
We cannot assure you that our cloud-based solutions and the technologies used in our product offerings do not infringe upon patents held by others or that they will not so infringe in the future. Any future claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is without merit, and could distract our management from our business. Moreover, any settlement or adverse judgment resulting from the claim could require us to pay substantial amounts or obtain a license to continue to use the technology that is the subject of the claim, or otherwise restrict or prohibit our use of the technology. Any required licenses may not be available to us on acceptable terms, if at all. If we do not obtain any required licenses, we could encounter delays in product introductions if we attempt to design around the technology at issue or attempt to find another provider of suitable alternative technology to permit us to continue offering the applicable solution. In addition, we generally provide in our customer agreements that we will indemnify our customers against third-party infringement claims relating to our technology provided to the customer, which could obligate us to fund significant amounts. Infringement claims asserted against us or against our customers or other third parties that we are required or otherwise agree to indemnify may have a material adverse effect on our business, results of operations or financial condition.
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
Contract research organization partners generate a significant portion of our sales.
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
Unanticipated changes in our effective tax rate and additional tax liabilities may impact our financial results.
We are subject to income tax in the U.S. and various jurisdictions outside of the U.S. Our effective tax rate could fluctuate due to changes in the mix of earnings and losses in countries with differing statutory tax rates. Our tax expense could also be impacted by changes in non-deductible expenses, changes in excess tax benefits on stock-based compensation, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability of withholding taxes and effects from acquisitions.
We are open to tax examinations in multiple jurisdictions. While we regularly evaluate new information that may change our judgment resulting in recognition, derecognition or change in measurement of a tax position taken, there can be no assurance that the final determination of any examinations will not have an adverse effect on our operating results and financial position.
Our tax provision could also be impacted by changes in accounting principles and/or changes in U.S. federal and state or international tax laws applicable to corporate multinationals such as the U.S. Tax Cuts and Jobs Act (the "Tax Act") enacted on December 22, 2017, with fundamental law changes also currently being considered by many other countries. Furthermore, changes in taxing jurisdictions' administrative interpretations, decisions, policies and positions could also impact our tax provision. Additionally, in October 2015, the Organisation for Economic Co-Operation and Development released final guidance covering various topics, including transfer pricing, country-by-country reporting and definitional changes to permanent establishment which would ultimately impact our tax liabilities.
We may also be subject to additional liabilities for non-income based taxes due to changes in U.S. federal, state or international tax laws, changes in taxing jurisdictions' administrative interpretations, decisions, policies, and positions, results of tax examinations, settlements or judicial decisions, changes in accounting principles, changes to our business operations, including acquisitions, as well as the evaluation of new information that results in a change to a tax position taken in a prior period.
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
Risks Related to Our Common Stock and Our Debt
The price of our common stock may fluctuate significantly, and investors could see their investments decline in value.
Shares of our common stock were sold in our initial public offering ("IPO") in June 2009 at a price of $7.00 per share (on a post-split basis), and our common stock has subsequently traded as high as $85.92 and as low as $6.68 from our IPO through December 31, 2017. However, an active, liquid, and orderly market for our common stock on The NASDAQ Stock Market or otherwise may not be sustained, which could depress the trading price of our common stock. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

•	our quarterly or annual earnings or those of other companies in our industry;

•	announcements by us or our competitors of significant contracts or acquisitions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	forward-looking guidance to industry and financial analysts related to future revenue and earnings;

•	disruptions in our service due to computer hardware, software, network or data center problems;

•	general economic and stock market conditions, including disruptions in the world credit and equity markets;

•	the failure of securities analysts to cover our common stock or changes in financial estimates and other metrics and modeling used by analysts in their research reports about our business;

•	future issuances of our common stock, whether in connection with an acquisition, a capital raising transaction or upon conversion of some or all of our outstanding convertible senior notes; and

•	the other factors described in these “Risk Factors.”
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
From time to time, we release guidance in our earnings releases, earnings conference calls, or otherwise, regarding our future performance that represent our management's estimates as of the date of release. This guidance, which includes forward-looking statements, is based on projections prepared by our management. Our guidance is not prepared with a view toward compliance with published accounting and reporting guidelines, and neither our registered public accountants nor any other independent expert or outside party compiles or examines the projections and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.
Guidance is based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We generally state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to represent that actual results could not fall outside of the suggested ranges. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by analysts.
Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from our guidance and the variations may be material. In light of the foregoing, investors are urged to put the guidance in context and not to place undue reliance on any such guidance. Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances discussed therein could result in the actual operating results being different from our guidance, and such differences may be adverse and material.
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
Our ability to generate the significant amount of cash needed to service our debt obligations or to obtain additional financing depends on many factors beyond our control.

As of December 31, 2017, we had $100 million of aggregate principal amount of our Term Loan and $400 million of aggregate principal amount of Revolving Commitments available under our Credit Facility (defined in Note 9, "Debt," to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K), and $287.5 million aggregate principal amount of 1.00% convertible senior notes due August 1, 2018 ("Notes") outstanding. We have aggregate indebtedness of approximately $387.5 million that we have incurred in connection with the issuance of the Notes and under our Credit Facility. We may borrow amounts in the future and use the proceeds from any future borrowing for general corporate purposes, future acquisitions, expansion of our business or repurchases of our outstanding shares of common stock. In addition, holders of the Notes will have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any.

Our ability to make scheduled payments of the principal of, or to pay interest on or to refinance our future indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Refer to Note 9, "Debt," to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for further information regarding our Notes and Credit Facility.
Restrictive covenants in the credit agreement governing our senior secured first lien credit facility may restrict our ability to pursue our business strategies.
The credit agreement governing our Credit Facility imposes restrictions on us, including restrictions on our ability to incur additional indebtedness, grant liens on assets, engage in certain fundamental corporate changes, sell or otherwise dispose of assets, make certain investments and acquisitions, or pay dividends, and requires us to maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control. In addition, the indenture governing the Notes contains covenants that may adversely affect our ability to incur certain liens. If we breach any of the covenants and do not obtain a waiver from the lenders, then, subject to the applicable cure periods, our outstanding indebtedness could be declared immediately due and payable. Further, following an event of default under our Credit Facility, the lenders will have the right to proceed against the collateral granted to them to secure that debt. If the debt under our Credit Facility were to be accelerated, it may have a material adverse effect on our liquidity and financial position and, further, we may not have sufficient funds to repay in full such indebtedness that may become due as a result of that acceleration.
Conversion of the Notes may affect the price of our common stock.
Upon conversion of the Notes, we intend to make cash payments in the principal amount of the converted Notes and issue shares of common stock in consideration for the amounts payable in excess of the principal amount of the Notes. Any sales in the public market of shares of common stock issued upon conversion of the Notes could decrease the trading price of our common stock.
The conversion provisions of the Notes require us to deliver cash and common stock upon conversion at maturity and could dilute the ownership interests of stockholders.
Because we intend to issue shares of common stock in consideration for the amounts payable in excess of the principal amount of the Notes upon any conversion of the Notes at maturity, our basic earnings per share will decrease to the extent we issue shares upon conversion because such underlying shares would be included in the basic earnings per share calculation and the conversion would result in dilution to our stockholders. Any new issuance of equity securities, including the issuance of shares upon the conversion of the Notes, would dilute the interests of our then-existing stockholders, including holders who receive shares upon conversion of the Notes.
Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
Our corporate headquarters and other material leased real property and data center space as of December 31, 2017 are shown in the following table. We do not own any real property.

Location	Use	Size	Expiration of Lease
New York, New York	Corporate headquarters	137,535 square feet	April 2024
Iselin, New Jersey	Office space	50,648 square feet	June 2026
Hammersmith, United Kingdom	Office space	29,106 square feet	February 2027
Seoul, South Korea	Office space	25,112 square feet	March 2022
San Francisco, California	Office space	14,015 square feet	February 2023
Tokyo, Japan	Office space	12,338 square feet	October 2023
Houston, Texas	Data center and office space	11,367 square feet	December 2020
Frankfurt, Germany	Data center	471 square feet	February 2019
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
The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by The NASDAQ Global Market:

	2017		2016
	High	Low	High	Low
Fourth Quarter	$81.88	$63.33	$57.85	$46.10
Third Quarter	85.92	70.38	56.76	46.11
Second Quarter	81.65	56.65	48.58	37.36
First Quarter	58.77	47.77	49.39	30.22
Holders
On February 21, 2018, we had approximately 65 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include the many additional beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, New York 11219.
Dividends
Since the completion of our IPO in June 2009, we have not declared or paid any cash dividends on our capital stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends on our common stock will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors that our board of directors considers relevant. The terms of the credit agreement governing our Credit Facility (discussed in Note 9, "Debt," to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K) restrict our ability to pay cash dividends and make stock repurchases, if, after giving effect thereto, the consolidated total net leverage ratio (total funded indebtedness, less unrestricted domestic cash and cash equivalents not to exceed $150 million, to EBITDA) exceeds 1.00 to 1.00 or there is an existing default under the credit agreement.
Securities Authorized for Issuance under Equity Compensation Plans
Refer to Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," under Part III of this Annual Report on Form 10-K for information on where to find information regarding the securities authorized for issuance under our equity compensation plans.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
From time to time, we grant nonvested restricted stock awards or performance-based restricted stock units to our employees pursuant to the terms of our 2017 Long-Term Incentive Plan ("2017 Plan") and formerly pursuant to the terms of our Second Amended and Restated 2009 Long-Term Incentive Plan ("2009 Plan"). Under the provisions of the 2017 Plan and 2009 Plan, unless otherwise elected, participants fulfill their income tax withholding obligation by having shares withheld at the time of vesting. On the date of vesting, we determine the number of vested shares to be withheld by dividing the participant's income tax withholding obligation by the closing price of our common stock and withhold the resulting number of vested shares.

A summary of our repurchases of shares of our common stock for the three months ended December 31, 2017 is as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs
October 1 – October 31, 2017	25,399	$79.24	—	—
November 1 – November 30, 2017	920	71.63	—	—
December 1 – December 31, 2017	1,879	67.35	—	—
Total	28,198	$78.20	—	—
(1) Represents the number of shares acquired as payment by employees of applicable statutory minimum withholding taxes owed upon vesting of restricted stock awards, restricted stock units, or performance-based restricted stock units granted under the 2017 and 2009 Plan.

Stock Performance Graph
The following graph sets forth the total cumulative stockholder return on our common stock for the last five fiscal years as compared to the NASDAQ Composite Index and the NASDAQ Computer Index over the same period. This graph assumes a $100 investment in our common stock at $19.59, which was the adjusted closing market price per share on December 31, 2012. The comparison in the graphs below are based upon historical stock performance and not indicative of, nor intended to forecast, future performance of our common stock.

Item 6. Selected Financial Data
Our selected consolidated financial information presented for each of the years ended December 31, 2017, 2016, and 2015 and as of December 31, 2017 and 2016 was derived from our audited consolidated financial statements, which are included in Item 15 of this Annual Report on Form 10-K. Our selected financial information presented for each of the years ended December 31, 2014 and 2013 and as of December 31, 2015, 2014, and 2013 was derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K.
The information contained in this table should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and accompanying notes thereto included elsewhere in this Annual Report on Form 10-K.
Consolidated Statement of Operations Data

	Year ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share amounts)
Revenues:
Subscription	$459,528	$394,269	$336,195	$280,041	$227,921
Professional services	86,004	69,112	56,311	55,030	48,928
Total revenues	545,532	463,381	392,506	335,071	276,849
Costs of revenues:
Subscription	69,235	62,136	47,795	45,576	37,053
Professional services	57,558	50,473	41,993	39,344	32,856
Total cost of revenues	126,793	112,609	89,788	84,920	69,909
Gross profit	418,739	350,772	302,718	250,151	206,940
Operating costs and expenses:
Research and development	138,564	112,595	92,319	71,757	51,202
Sales and marketing	126,273	109,290	103,153	83,435	66,337
General and administrative	94,324	78,678	78,014	69,111	65,513
Wire transaction (recovery) loss (1)	(4,770)	—	—	5,784	—
Total operating costs and expenses	354,391	300,563	273,486	230,087	183,052
Operating income	64,348	50,209	29,232	20,064	23,888
Interest and other expense, net	(12,121)	(12,895)	(13,457)	(13,550)	(5,506)
Income before income taxes	52,227	37,314	15,775	6,514	18,382
Provision for income taxes	7,847	8,331	2,608	422	1,721
Net income	$44,380	$28,983	$13,167	$6,092	$16,661
Earnings per share:
Basic	$0.79	$0.52	$0.25	$0.12	$0.33
Diluted	$0.74	$0.51	$0.23	$0.11	$0.31
Weighted-average common shares outstanding:
Basic	56,473	55,492	53,717	52,561	51,060
Diluted	59,765	57,249	56,540	55,247	54,118

Stock-based compensation expense and depreciation and amortization of intangible assets included in cost of revenues and operating costs and expenses are as follows:

	Year ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Stock-based compensation expense
Cost of revenues	$4,873	$4,425	$5,040	$4,313	$3,149
Research and development	13,314	9,223	7,907	4,085	2,397
Sales and marketing	6,833	7,074	9,171	7,450	8,859
General and administrative	22,793	20,436	26,869	22,105	21,738
Total stock-based compensation	$47,813	$41,158	$48,987	$37,953	$36,143
Depreciation
Cost of revenues	$10,149	$6,341	$5,585	$5,275	$3,975
Research and development	4,801	3,637	2,188	2,302	1,289
Sales and marketing	2,967	2,213	1,440	849	339
General and administrative	2,031	1,861	973	1,381	529
Total depreciation	19,948	14,052	10,186	9,807	6,132
Amortization of intangible assets
Cost of revenues	3,664	1,021	517	499	589
Sales and marketing	441	276	119	129	215
Total amortization of intangible assets	4,105	1,297	636	628	804
Total depreciation and amortization of intangible assets	$24,053	$15,349	$10,822	$10,435	$6,936
Consolidated Balance Sheet Data

	December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Cash and cash equivalents (3)	$237,325	$93,519	$49,562	$39,517	$22,328
Total marketable securities (2)	426,008	421,703	429,167	417,126	413,997
Total current assets	637,616	518,780	383,201	357,852	304,545
Restricted cash (4)	5,518	5,760	5,755	5,118	5,344
Total assets	1,046,114	817,885	684,180	617,639	567,497
Total deferred revenue	82,690	77,614	78,575	64,264	54,058
Total capital lease obligations	—	—	—	46	80
Total long-term debt (2)(3)	92,841	263,401	249,487	236,308	223,849
Stockholders' equity (2)(5)	497,432	401,990	284,156	264,699	225,813

(1)
Operating costs and expenses for the year ended December 31, 2017 include the probable insurance recovery of amounts associated with an international wire transfer fraud committed against us, recognized during the year ended December 31, 2014. See Note 2, "Wire Transaction Recovery," to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for more information.

(2)
In August 2013, we issued $287.5 million of 1.00% convertible senior notes which will mature on August 1, 2018 unless earlier repurchased or converted. In accounting for the issuance, we bifurcated the notes into liability and equity components. As of December 31, 2017, the liability portion is recorded, net of discount and unamortized debt issuance costs, in short-term liabilities on our consolidated balance sheets. As of December 31, 2016, 2015, 2014, and 2013 the liability was recorded as long-term. Proceeds from this issuance have been invested into high quality marketable securities. See Note 9, "Debt," to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for further information.

(3)
In December 2017, we entered into a credit agreement consisting of revolving commitments with a maximum borrowing limit of $400.0 million and term loans in an aggregate principal amount of $100.0 million. Each of the term loans and the revolving commitments is scheduled to mature on December 21, 2022. The long-term debt balance as of December 31, 2017 in the accompanying balance sheets is presented net of unamortized deferred financing costs. See Note 9, "Debt," to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for further information.

(4)	Our restricted cash represents deposits made to fully collateralize certain standby letters of credit in connection with office lease arrangements.

(5)
During the third quarter of 2016, we early adopted Accounting Standards Update ("ASU") No. 2016-09, Improvements to Employee Share-Based Payment Accounting, a portion of which requires excess tax benefits and tax deficiencies on equity awards, which were formerly recognized in additional paid-in capital, to be recognized in the income statement when the awards vest or are settled; adoption of this portion of ASU No. 2016-09 resulted in a $50.6 million cumulative-effect adjustment to opening retained earnings as of January 1, 2016.

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
Overview
Our unified platform, pioneering analytics, and clinical technology expertise power the development of new therapies for one thousand pharmaceutical companies, biotech and medical device firms, academic medical centers, and contract research organizations around the world. The Medidata Clinical Cloud connects patients, physicians, and life sciences professionals, and companies on the Medidata platform are individually and collaboratively reinventing the way research is done to create smarter, more precise treatments.
Highlights
2017
Total revenue increased 18% to $545.5 million, compared with $463.4 million in 2016.
Operating income was $64.3 million, up 28% compared with $50.2 million in 2016.
Net income was $44.4 million, or $0.74 per diluted share, up 53% compared with $29.0 million, or $0.51 per diluted share, in 2016.
12-month subscription backlog grew to a record $446 million as of December 31, 2017, up 30% compared with $343 million at the end of 2016.
Total multi-year subscription backlog grew to $1,036 million as of December 31, 2017, up 39% compared with $745 million at the end of 2016.
2016
Total revenue increased 18.1% to $463.4 million, compared with $392.5 million in 2015.
Professional services increased 22.7% to $69.1 million.
Operating income was $50.2 million, up 72% compared with $29.2 million in 2015.
Net income was $29.0 million, or $0.51 per diluted share, up 120% compared with $13.2 million, or $0.23 per diluted share, in 2015.
12-month subscription backlog grew to $343 million as of December 31, 2016, up 16% compared with $296 million at the end of 2015.
Total multi-year subscription backlog grew to $745 million as of December 31, 2016, up 34% compared with $555 million at the end of 2015.

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
Professional services revenue is derived from the provision of services that help life sciences companies realize higher value in their clinical development processes. Our professional services provide our customers with reliable, repeatable, and cost-effective implementation and training in the use of our cloud-based solutions. We also offer consulting services to advise customers on ways to optimize their clinical development process from trial concept to conclusion.
Revenues for 2017, 2016, and 2015 were as follows:

	2017	Change	2016	Change	2015
Revenues:	(amounts in thousands except percentages)
Subscription	$459,528	16.6%	$394,269	17.3%	$336,195
Percentage of total revenues	84.2%		85.1%		85.7%
Professional services	86,004	24.4%	69,112	22.7%	56,311
Percentage of total revenues	15.8%		14.9%		14.3%
Total revenues	$545,532	17.7%	$463,381	18.1%	$392,506
In 2017 and 2016, year-over-year growth in subscription revenues was largely the result of expanding business with current customers, both in the form of additional product subscriptions, which we call "density", and increased usage under existing subscriptions, which we call "intensity, with a strong contribution from our electronic data capture and risk-based monitoring solutions. Our data analytics and mobile health solutions also contributed greatly, particularly in 2017. Our revenue retention rate was over 99% in both 2017 and 2016; we ended 2017 with nearly 1,000 customers, compared with 849 customers at the end of 2016. At the end of 2017 and 2016, we had 12-month subscription backlog of approximately $446 million and $343 million, respectively, representing the future contract value of outstanding arrangements, billed and unbilled, to be recognized in 2018 and 2017, respectively.
Year-over-year growth in professional services revenues in 2017 and 2016 resulted from strong demand from new and existing customers implementing our platform, data analytics, and strategic services.
Cost of Revenues
Cost of revenues consists primarily of costs related to delivering, maintaining, and supporting our cloud-based solutions and delivering our professional services and support. These costs include salaries, benefits, bonuses, and stock-based compensation for our data center and professional services staff, as well as costs of third-party consultants. Cost of revenues also includes expenses associated with our data center, including networking and related depreciation expense, as well as outside service provider costs, amortization expense associated with acquired and developed technology, and general overhead. We allocate general overhead, such as applicable shared rent and utilities, to cost of revenues based on relative headcount. The costs associated with providing professional services are recognized as such costs are incurred. Over the long term, we believe that cost of revenues as a percentage of total revenues will decrease.

Cost of revenues for 2017, 2016, and 2015 was as follows:

	2017	Change	2016	Change	2015
Cost of revenues:	(amounts in thousands except percentages)
Subscription	$69,235	11.4%	$62,136	30.0%	$47,795
Percentage of total revenues	12.7%		13.4%		12.2%
Professional services	57,558	14.0%	50,473	20.2%	41,993
Percentage of total revenues	10.5%		10.9%		10.7%
Total cost of revenues	$126,793	12.6%	$112,609	25.4%	$89,788
Percentage of total revenues	23.2%		24.3%		22.9%

Gross profit	$418,739	19.4%	$350,772	15.9%	$302,718
Gross margin	76.8%		75.7%		77.1%

Subscription margin	84.9%		84.2%		85.8%
Professional services margin	33.1%		27.0%		25.4%
In 2017, the year-over-year growth in cost of subscription revenues was primarily driven by an increase in depreciation and amortization of $6.1 million, associated with internally developed and recently acquired technology assets. In 2016, the year-over-year growth in cost of subscription revenues was primarily due to higher third-party cloud hosting costs resulting from increased platform activity and increased expenses associated with other software-related contracts with outside vendors, as well as investments in hosting infrastructure at our Europe data center. In both periods, personnel-related costs contributed to the growth in cost of subscription revenues, as a result of headcount increases to support our business growth.
The year-over-year growth in cost of professional services revenues in 2017 and 2016 was predominantly due to increases in personnel-related costs associated with our headcount additions in response to increased customer demand and expanding skill requirements for professional services. Increased consulting costs were also a contributing factor in both periods.
In 2017, overall gross margin rose to 76.8%, driven by a higher subscription margin as workforce and infrastructure investments began to deliver value and scale. Gross margin decreased to 75.7% in 2016 from 77.1% in 2015 as a result of the aforementioned investments in support of our platform, as well as a greater mix of lower-margin professional services revenue due to strong professional services growth.
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
Sales and Marketing. Sales and marketing expenses consist primarily of personnel and related expenses for our sales and marketing staff, including salaries, benefits, bonuses, and stock-based compensation, as well as commissions, travel costs, marketing and promotional events, corporate communications, advertising, other brand building and product marketing expenses, and allocated overhead. Our sales and marketing expenses have increased primarily due to our ongoing investments in customer engagement and acquisition and other activities to build brand awareness. We expect sales and marketing expenses to continue to increase in absolute terms. Over the long term, we believe that sales and marketing expenses as a percentage of total revenues will decrease.
General and Administrative. General and administrative expenses consist primarily of personnel and related expenses for executive, legal, finance, and human resources departments, including salaries, benefits, bonuses, and stock-based compensation, as well as professional fees, insurance premiums, allocated overhead, and other corporate expenses. On an ongoing basis, we expect general and administrative expenses to increase modestly in absolute terms due to continued investment in our infrastructure to support our continued growth. We expect that general and administrative expenses as a percentage of total revenues will decrease marginally in the future.

Operating costs and expenses for 2017, 2016, and 2015 were as follows:

	2017	Change	2016	Change	2015
Operating costs and expenses:	(amounts in thousands except percentages)
Research and development	$138,564	23.1%	$112,595	22.0%	$92,319
Percentage of total revenues	25.4%		24.3%		23.5%
Sales and marketing	126,273	15.5%	109,290	5.9%	103,153
Percentage of total revenues	23.2%		23.6%		26.3%
General and administrative	94,324	19.9%	78,678	0.9%	78,014
Percentage of total revenues	17.3%		17.0%		19.9%
Wire Transaction Recovery	(4,770)	(100.0)%	—	—%	—
Percentage of total revenues	(0.9)%		—%		—%
Total operating costs and expenses	$354,391	17.9%	$300,563	9.9%	$273,486
Percentage of total revenues	65.0%		64.9%		69.7%

Operating income	$64,348	28.2%	$50,209	71.8%	$29,232
Operating margin	11.8%		10.8%		7.4%
The growth in research and development expenses in 2017 and 2016 was primarily due to personnel-related costs associated with headcount and skill set investments in support of our growth; headcount grew 31% in 2017 and 14% in 2016, with an increasing focus on the hiring of highly skilled engineering talent. Research and development expenses for both 2017 and 2016 were also impacted by our increased use of specialized consultants and outside experts to enhance the value of our platform. In both periods, the aforementioned people cost increases were partially offset by capitalization of internal-use software development costs associated with our Medidata Clinical Cloud platform.
The growth in sales and marketing expenses in 2017 and 2016 was largely driven by personnel-related costs associated with headcount increases to expand our global sales organization and partner team. Sales and marketing headcount increased 12% in 2017 and 8% in 2016. Increased expenses for the year ended December 31, 2016 were partially offset by the $1.4 million cumulative benefit recognized as a result of the enactment of the New Jersey Business Employment Incentive Program ("NJ BEIP") in the first quarter of 2016.
The growth in general and administrative expenses in 2017 and 2016 was largely driven by personnel-related costs associated with headcount increases of 6% in 2017 and 27% in 2016 to support our business growth. In 2016, this increase was almost fully offset by a 24% decrease in stock-based compensation expense as a result of certain material equity awards becoming fully vested during the fourth quarter of 2015 and first quarter of 2016. General and administrative expenses for 2017 were impacted by increased legal and professional fees associated with litigation matters and recent acquisitions, while legal and professional fees in 2016 were lower following the resolution of our litigation with DataTrak International, Inc. early in January 2016.
In the first quarter of 2016, the state of New Jersey enacted legislation that allows companies to recognize grants associated with the NJ BEIP, which incentivizes businesses to locate and expand jobs in New Jersey. We applied the benefits of these grants against the underlying salary expense related to our employees in research and development, sales and marketing, and general and administrative functions in New Jersey, reducing total operating expenses by $3.0 million for 2016. The NJ BEIP is not expected to have a material impact on future periods. In the third quarter of 2016, we received and signed an incentive proposal under New York State's Empire State Development ("ESD") Excelsior Jobs Program ("Excelsior") that provides for $17.0 million of credits over a ten-year period beginning in 2016. The benefits of all Excelsior credits are applied against underlying salary expense and reduced total operating expenses by $1.5 million for 2016.
Our total operating costs and expenses for 2017 include the probable insurance recovery of $4.8 million associated with the previously recognized 2014 wire transaction loss. For further information, see Note 2, "Wire Transaction Recovery," to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.
Interest and Other Expense:
Interest and other expense for 2017, 2016, and 2015 was as follows:

	2017	Change	2016	Change	2015
	(amounts in thousands except percentages)
Interest and other expense	$(12,121)	(6.0)%	$(12,895)	(4.2)%	$(13,457)
Interest and other expense is driven largely by cash and non-cash interest expense on the 1.00% convertible senior notes that we issued in August 2013. For further information, see Note 9, “Debt,” to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K. For all periods presented, debt interest expense was partially offset by interest income from our marketable securities portfolio.
Income taxes
We are subject to income tax in the U.S. and foreign jurisdictions in which we conduct business. See Note 14, “Income Taxes,” to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for more information regarding our income taxes.
Income taxes for 2017, 2016, and 2015 were as follows:

	2017	2016	2015
	(amounts in thousands except percentages)
Provision for income taxes	$7,847	$8,331	$2,608
Effective tax rate	15.0%	22.3%	16.5%
We had an effective tax rate of 15.0% for 2017 compared with 22.3% for 2016 and 16.5% for 2015. In 2017, our effective tax rate was lower than the U.S. statutory rate of 35% primarily due to the tax benefit of research and development tax credits generated during the year, excess tax benefits of stock-based compensation, and the intra-entity transfer of assets (which, due to the early adoption of Accounting Standards Update ("ASU") No. 2016-16, required us to recognize the income tax consequences at the time of transfer), partially offset by the impact of the enactment of the U.S. Tax Cuts and Jobs Act ("the "Tax Act"). In 2016, our effective tax rate was lower than the U.S. statutory rate of 35% as a result of the tax benefit of research and development tax credits generated during the year, change in unrecognized tax benefits on research and development tax credit carryovers resulting from the conclusion of an Internal Revenue Service ("IRS") tax examination, share-based compensation inclusive of excess tax benefits recognized due to early adoption of ASU No. 2016-09, tax rate differentials on the mix of foreign jurisdictional earnings, and losses incurred by a foreign subsidiary related to our non-U.S. operations for which we have not realized a related tax benefit. In 2015, our effective tax rate was lower than the U.S. statutory rate of 35% primarily due to the tax benefit of research and development tax credits, the domestic production activities deduction, net of tax reserves, and share-based compensation. Research and development tax credits and the tax impact of stock-based compensation will likely continue to affect future periods' effective tax rates as we continue to develop and enhance our products and grow domestically and internationally.
Liquidity and Capital Resources
We believe that our cash flows from operations, cash and cash equivalents, and highly liquid marketable securities will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for the foreseeable future. Our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors, including any expansion of our business that we may complete. The following table presents selected financial information related to our liquidity and capital resources as of and for the years ended December 31, 2017, 2016, and 2015 (in thousands):

	2017	2016		2015
Cash, cash equivalents, and marketable securities	$663,333	$515,222		$478,729
Furniture, fixtures and equipment, net	$88,091	$58,461		$51,043
1.00% convertible senior notes, net (1)	$278,094	$263,401		$249,487
Term loan, net (including current maturities)	$97,841	$—		$—

Cash provided by operating activities	$121,746	$88,769		$88,594
Cash used in investing activities	$(78,030)	$(41,407)	(2)	$(36,707)	(2)
Net cash provided by (used in) financing activities	$99,089	$(3,311)		$(40,995)

(1) As of December 31, 2017, our 1.00% convertible senior notes, which mature in August 2018, are recorded as current liabilities on our consolidated balance sheet; as of December 31, 2016 and 2015, they were recorded as noncurrent liabilities.

(2) As a result of our early adoption of ASU. No. 2016-18 during the first quarter of 2017, cash used in investing activities for the years ended December 31, 2016 and 2015 have been adjusted to exclude increase or decrease in restricted cash.

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

For 2017, cash provided by operating activities of $121.7 million was driven by strong customer collections, which were 28% higher than in the prior year, partially offset by operating expenditures and cash interest expense on our 1.00% convertible senior notes. Cash used in investing activities of $78.0 million consisted primarily of cash payments for capital expenditures of $44.6 million, aggregate payments of $22.9 million in aggregate to acquire CHITA and Mytrus, purchase of $4.1 million in cost method investments, and net purchases of marketable securities of $6.3 million. Cash provided by financing activities of $99.1 million consisted of $98.0 million in net proceeds from the term loan portion of our credit facility and equity plan proceeds of $19.6 million, partially offset by the acquisition of $18.5 million of treasury stock in connection with equity plan participant tax withholdings upon vesting.

For 2016, cash provided by operating activities of $88.8 million was driven by strong customer collections, which were 15% higher than in the prior year, partially offset by operating expenditures and cash interest expense on our 1.00% convertible senior notes. Cash used in investing activities of $41.4 million consisted primarily of cash payments for capital expenditures of $25.7 million, a net payment of $17.2 million to acquire Intelemage, and $4.0 million cost method investment, partially offset by net sales of marketable securities of $5.4 million. Cash used in financing activities of $3.3 million resulted predominantly from the acquisition of $15.6 million of treasury stock in connection with equity plan participant tax withholdings upon vesting, partially offset by equity plan proceeds of $12.4 million.

For 2015, cash provided by operating activities of $88.6 million was driven by strong customer collections, which were 20% higher than in the prior year, partially offset by operating expenditures and cash interest expense on our 1.00% convertible senior notes. Cash used in investing activities of $36.7 million consisted primarily of cash payments for capital expenditures of $19.0 million and net purchases of marketable securities of $17.7 million. Cash used in financing activities of $41.0 million resulted predominantly from the acquisition of $53.6 million of treasury stock in connection with equity plan participant tax withholdings upon vesting, partially offset by equity plan proceeds of $12.7 million.
Capital Assets
We acquired $47.8 million in capital assets during 2017, predominantly related to our new office spaces in Seoul, South Korea and Hammersmith, UK, continued enhancements to our existing infrastructure and facilities, and capitalization of software development costs. Our actual cash payments for capital expenditures during 2017 were $44.6 million. We expect to spend approximately $40 million on capital expenditures during 2018.
Debt
In August 2013, we issued $287.5 million of 1.00% convertible senior notes which will mature on August 1, 2018 unless earlier repurchased or converted. Upon conversion, we will deliver to the holders of the Notes either cash, shares of our common stock, or a combination thereof, at our election. If converted, we intend to settle the principal amount of the Notes in cash and any excess conversion value beyond the principal amount in shares of our common stock, cash, or a combination thereof. As of December 31, 2017 the Notes are classified as current liabilities on our consolidated balance sheet.
In December 2017, we entered into a credit agreement that provides us with a senior secured first lien credit facility in an aggregate principal amount of $500.0 million, consisting of (a) term loans in an aggregate principal amount of $100.0 million and (b) revolving commitments in an aggregate principal amount of $400.0 million. The credit facility is scheduled to mature on December 21, 2022, with the term loans payable in quarterly installments.
We intend to use the net proceeds from our debt for working capital and other general corporate purposes, including possible acquisitions of, or investments in, businesses, technologies, or products complementary to our business. For further information, see Note 9, “Debt,” to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.
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
Allowance for Doubtful Accounts
Accounts receivable are recorded at original invoice amount less an allowance that we believe will be adequate to absorb estimated losses on uncollectible accounts. The allowance is based on an evaluation of the collectability of accounts receivable and prior bad debt experience. Changes in the financial health of a particular customer, industry, or the economy as a whole could result in actual receivable losses that are materially different from the estimated reserve.

Software Development Costs
Costs incurred in the development and implementation of internal-use software are capitalized during the application development stage. Upgrades and enhancements to existing internal-use software are capitalized only if it is probable that those expenditures will result in additional functionality. Costs that do not meet these criteria are expensed as incurred. Once put into service, capitalized costs are depreciated on a straight-line basis over an estimated useful life of three to five years. We exercise judgment in determining when the application development stage begins and ends, applying the definition of additional functionality, determining which types of personnel costs and professional fees to capitalize, estimating the useful life of software assets, and evaluating capitalized costs for potential impairment.
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
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Determination of valuation allowances, if any, recorded against deferred tax assets requires significant judgment and use of assumptions, such as estimates of future taxable income. The Tax Act was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law including changes to the taxation of foreign earnings and the ability to utilize foreign tax credits. As we continue to interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies, we have determined that it is more likely than not that our deferred tax asset related to foreign tax credits will not be realized, resulting in the establishment of a valuation allowance of $3.2 million as of December 31, 2017. As of December 31, 2016, there was no valuation allowances recorded against our deferred tax assets.
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
Contractual Obligations, Commitments and Contingencies
The following table of our material contractual obligations as of December 31, 2017 summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated (in thousands):

	Payments Due by Period
	Total	2018	2019 - 2020	2021- 2022	2023 and later
Contractual Obligations:
1.00% convertible senior notes	$287,500	$287,500	$—	$—	$—
Interest payments on convertible senior notes	1,685	1,685	—	—	—
Operating lease obligations	110,842	15,055	33,005	32,023	30,759
Term loan	100,000	5,000	12,500	82,500	—
Interest payments on term loan	19,484	3,192	7,973	8,319	—
Unused fees on revolving commitments	3,272	792	1,240	1,240	—
Contingent consideration	6,005	3,993	2,012	—	—
Total	$528,788	$317,217	$56,730	$124,082	$30,759
Convertible Senior Notes
In August 2013, we issued at par value $287.5 million of 1.00% convertible senior notes, as described above. Interest is payable semi-annually in arrears on August 1 and February 1 of each year. The Notes mature on August 1, 2018 unless repurchased or converted in accordance with their terms prior to such date.

Credit Facility
In December 2017, we entered into a credit facility consisting of term loans in an aggregate principal amount of $100.0 million and revolving commitments in an aggregate principal amount of $400.0 million. Each of the term loans and the revolving commitments is scheduled to mature on December 21, 2022, with the term loans payable in quarterly installments.
Operating and Lease Obligations
We lease office space under noncancelable operating lease agreements. For further information, see Note 10, “Lease Commitments,” to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.
Letters of Credit
We had several outstanding standby letters of credit totaling $5.5 million at both December 31, 2017 and 2016, which were fully collateralized with our restricted cash.
Tax Uncertainties
The relevant accounting guidance provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, on the basis of the technical merits of the position. We recognize tax liabilities based on estimates of whether additional taxes and interest will be due. We adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. As of December 31, 2017, we had approximately $4.1 million of gross unrecognized tax benefits. At this time, we are unable to make a reasonably reliable estimate of the cash settlement amount or the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligations table.
Legal Matters
For discussion of legal matters, refer to Note 15, “Commitments and Contingencies—Legal Matters,” to the consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of December 31, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(A)(4)(ii) of Regulation S-K, promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors. Aside from entering into operating leases, which primarily relate to office space, we do not engage in off-balance sheet financing arrangements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
We had unrestricted cash and cash equivalents totaling $237.3 million at December 31, 2017. Our cash equivalents are invested principally in money market funds. We also had investments in marketable securities, which we classify as available-for-sale securities, totaling $426.0 million at December 31, 2017. Substantially all of our marketable securities are fixed income securities, which primarily consist of high quality commercial paper and corporate bonds. Due to the short duration, laddered maturities, and high credit ratings of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.
Exchange Rate Sensitivity
Our non-U.S. operating subsidiaries are located in the United Kingdom, Japan, South Korea, Singapore, China, and Germany. The functional currencies for these subsidiaries are the respective local currencies. We have exposure to exchange rate movements that are captured in translation adjustments for these subsidiaries. Such cumulative adjustments are recorded in accumulated other comprehensive income (loss). The estimated potential translation loss for 2017 resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounted to $2.7 million.

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

	2017	2016	2015
Revenues	4.3%	4.9%	5.0%
Costs and expenses	19.5%	17.4%	12.7%
Total losses arising from transactions denominated in foreign currencies amounted to $0.6 million in 2017, $0.1 million in 2016, and $0.6 million in 2015.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2017, an evaluation was performed with the participation of our Disclosure Committee and our management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon such evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2017.
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
In making the assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017, our management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, we determined that our internal control over financial reporting was effective based on those criteria as of December 31, 2017.
Deloitte & Touche LLP, our independent registered public accounting firm, has performed an audit of the effectiveness of our internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO. This audit is required to be performed in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our independent auditors were given unrestricted access to all financial records and related data. The attestation reporting on the effectiveness of our internal control over financial reporting as of December 31, 2017 issued by our independent registered public accounting firm is included at the end of Item 9A in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Medidata Solutions, Inc.
New York, New York

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Medidata Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2017 of the Company and our report dated February 28, 2018 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP
New York, New York
February 28, 2018

Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017 in connection with our 2018 Annual Meeting of Stockholders.
Item 11. Executive Compensation
The information required by this Item 11 is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017 in connection with our 2018 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017 in connection with our 2018 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017 in connection with our 2018 Annual Meeting of Stockholders.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017 in connection with our 2018 Annual Meeting of Stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedule
(a) We have filed the following documents as part of this Form 10-K:
1. Consolidated Financial Statements
2. Financial Statement Schedule

Page
Schedule II—Valuation and Qualifying Accounts	F-35
All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.
3. Exhibits
The information required by this Item 15 is set forth on the exhibit index that follows the signature page of this report.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIDATA SOLUTIONS, INC.

By:	/S/ TAREK A. SHERIF
Tarek A. Sherif Chairman and Chief Executive Officer
Date: February 28, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ TAREK A. SHERIF	Chairman, Chief Executive Officer (Principal Executive Officer) and Director	February 28, 2018
Tarek A. Sherif

/S/ ROUVEN BERGMANN	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 28, 2018
Rouven Bergmann

/S/ GLEN M. DE VRIES	President and Director	February 28, 2018
Glen M. de Vries

/S/ CARLOS DOMINGUEZ	Director	February 28, 2018
Carlos Dominguez

/S/ NEIL M. KURTZ, M. D.	Director	February 28, 2018
Neil M. Kurtz, M.D.

/S/ GEORGE W. MCCULLOCH	Director	February 28, 2018
George W. McCulloch

/S/ LEE A. SHAPIRO	Director	February 28, 2018
Lee A. Shapiro

/S/ ROBERT B. TAYLOR	Director	February 28, 2018
Robert B. Taylor

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Date Filed
3.1	Fifth Amended and Restated Certificate of Incorporation of Medidata Solutions, Inc.	10-Q	001-34387	8/7/14
3.2	Certificate of Amendment of Fifth Amended and Restated Certificate of Incorporation of Medidata Solutions, Inc., dated June 2, 2016	8-K	001-34387	6/7/16
3.3	Amended and Restated Bylaws	8-K	001-34387	2/16/16
4.1	Specimen stock certificate	S-1/A	333-156935	6/3/09
4.2	Indenture, dated as of August 12, 2013, between Medidata Solutions, Inc. and Wells Fargo Bank, National Association, as Trustee	8-K	001-34387	8/12/13
4.3	Form of 1.00% Convertible Senior Notes due 2018	8-K	001-34387	8/12/13
10.1	Form of Officer and Director Indemnification Agreement	S-1/A	333-156935	6/3/09
10.2†	Medidata Solutions, Inc. Amended and Restated 2000 Stock Option Plan	S-1/A	333-156935	5/15/09
10.3†	Form of Medidata Solutions, Inc. Amended and Restated 2000 Stock Option Plan Option Agreement	S-1/A	333-156935	5/15/09
10.4†	Medidata Solutions, Inc. Second Amended and Restated 2009 Long-Term Incentive Plan	8-K	001-34387	5/2/13
10.5†	Form of Medidata Solutions, Inc. 2009 Long-Term Incentive Plan Stock Option Agreement	S-1/A	333-156935	6/3/09
10.6†	Form of Medidata Solutions, Inc. 2009 Long-Term Incentive Plan Restricted Stock Agreement	S-1/A	333-156935	6/3/09
10.7†	Form of Medidata Solutions, Inc. Restricted Stock Agreement	10-Q	001-34387	5/3/13
10.8†	Form of Medidata Solutions, Inc. Performance-Based Restricted Stock Unit Agreement	10-Q	001-34387	5/9/16
10.9†	Medidata Solutions, Inc. Second Amended and Restated 2014 Employee Stock Purchase Plan	DEF 14A	001-34387	4/21/16
10.10†	Form of Executive Change in Control Agreement	8-K	001-34387	7/8/14
10.11†	Amended and Restated Executive Change in Control Agreement for CEO and President	8-K	001-34387	8/15/16
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
		8-K	001-34387	10/23/12
10.14	Amendment No. 1, dated September 25, 2013, to Agreement of Lease between the Rector, Church-Wardens and Vestrymen of Trinity Church in the City of New York and Medidata Solutions, Inc.	10-K	001-34387	2/24/14
10.15	Amendment No. 2, dated December 6, 2013, to Agreement of Lease between the Rector, Church-Wardens and Vestrymen of Trinity Church in the City of New York and Medidata Solutions, Inc.	10-K	001-34387	2/24/14
10.16†*	Separation Agreement and General Release between Medidata Solutions, Inc. and Michael Capone, dated December 20, 2017
10.17†*	Form of Medidata Solutions, Inc. 2017 Performance-Based Restricted Stock Unit Agreement	10-Q	001-34387	5/8/2017
10.18†	Medidata Solutions, Inc. 2017 Long-Term Incentive Plan	S-8	333-218349	5/30/2017
10.19†	Form of Medidata Solutions, Inc. Restricted Stock Agreement	10-Q	001-34387	8/1/2017
10.20†	Form of Medidata Solutions, Inc. Nonstatutory Stock Option Agreement	10-Q	001-34387	11/3/2017
10.21
Credit Agreement, dated as of December 21, 2017, among Medidata Solutions, Inc., as the Borrower, the Lenders that are from time to time parties thereto, and HSBC Bank USA, National Association, as Administrative Agent
		8-K	001-34387	12/28/2017
21.1*	Subsidiaries of Medidata Solutions, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP
31.1*	Rule 13a-14(a) or 15d-14 Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) or 15d-14 Certification of Chief Financial Officer
32.1**	Certification of Chief Executive Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350
32.2**	Certification of Chief Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management contract or any compensatory plan, contract or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Medidata Solutions, Inc.
New York, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Medidata Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with the accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2018 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Deloitte & Touche LLP
New York, New York
February 28, 2018

We have served as the Company’s auditor since 2004.

MEDIDATA SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(Amounts in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$237,325	$93,519
Marketable securities	246,967	281,285
Accounts receivable, net of allowance for doubtful accounts of $1,454 and $1,041, respectively	110,685	115,216
Prepaid commission expense	5,352	1,842
Prepaid expenses and other current assets	37,287	20,382
Deferred income taxes	—	6,536
Total current assets	637,616	518,780
Restricted cash	5,518	5,760
Furniture, fixtures and equipment, net	88,091	58,461
Marketable securities, long-term	179,041	140,418
Goodwill	47,435	30,780
Intangible assets, net	17,587	5,090
Deferred income taxes, long-term	40,847	40,415
Other assets	29,979	18,181
Total assets	$1,046,114	$817,885
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,009	$6,202
Accrued payroll and other compensation	32,537	29,260
Accrued expenses and other	36,041	20,958
Deferred revenue	77,434	75,911
1.00% convertible senior notes, net	278,094	—
Total current liabilities	429,115	132,331
Noncurrent liabilities:
1.00% convertible senior notes, net	—	263,401
Term loan, net	92,841	—
Deferred revenue, less current portion	5,256	1,703
Deferred tax liabilities	99	322
Other long-term liabilities	21,371	18,138
Total noncurrent liabilities	119,567	283,564
Total liabilities	548,682	415,895
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01 per share; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $0.01 per share; 200,000 shares authorized; 62,801 and 61,393 shares issued; 58,607 and 57,733 shares outstanding, respectively	628	614
Additional paid-in capital	486,147	418,497
Treasury stock, 4,194 and 3,660 shares, respectively	(132,705)	(114,204)
Accumulated other comprehensive loss	(3,377)	(5,276)
Retained earnings	146,739	102,359
Total stockholders' equity	497,432	401,990
Total liabilities and stockholders' equity	$1,046,114	$817,885

The accompanying notes are an integral part of the consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2017	2016	2015
	(Amounts in thousands, except per share data)
Revenues
Subscription	$459,528	$394,269	$336,195
Professional services	86,004	69,112	56,311
Total revenues	545,532	463,381	392,506
Cost of revenues (1)(2)
Subscription	69,235	62,136	47,795
Professional services	57,558	50,473	41,993
Total cost of revenues	126,793	112,609	89,788
Gross profit	418,739	350,772	302,718
Operating costs and expenses
Research and development (1)	138,564	112,595	92,319
Sales and marketing (1)(2)	126,273	109,290	103,153
General and administrative (1)	94,324	78,678	78,014
Wire transaction recovery (3)	(4,770)	—	—
Total operating costs and expenses	354,391	300,563	273,486
Operating income	64,348	50,209	29,232
Interest and other income (expense)
Interest expense	(17,765)	(17,288)	(16,192)
Interest income	5,717	4,382	2,799
Other (expense) income, net	(73)	11	(64)
Total interest and other expense, net	(12,121)	(12,895)	(13,457)
Income before income taxes	52,227	37,314	15,775
Provision for income taxes	7,847	8,331	2,608
Net income	$44,380	$28,983	$13,167
Earnings per share
Basic	$0.79	$0.52	$0.25
Diluted	$0.74	$0.51	$0.23
Weighted-average common shares outstanding
Basic	56,473	55,492	53,717
Diluted	59,765	57,249	56,540

(1)	Stock-based compensation expense included in cost of revenues and operating costs and expenses is as follows:

Cost of revenues	$4,873	$4,425	$5,040
Research and development	13,314	9,223	7,907
Sales and marketing	6,833	7,074	9,171
General and administrative	22,793	20,436	26,869
Total stock-based compensation	$47,813	$41,158	$48,987

(2)	Amortization of intangible assets included in cost of revenues and operating costs and expenses is as follows:

Cost of revenues	$3,664	$1,021	$517
Sales and marketing	441	276	119
Total amortization of intangible assets	$4,105	$1,297	$636

(3)
Operating costs and expenses for the year ended December 31, 2017 include the probable insurance recovery of amounts associated with the previously reported 2014 wire transaction loss. For additional details, see Note 2, "Wire Transaction Recovery."

The accompanying notes are an integral part of the consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2017	2016	2015
	(Amounts in thousands)
Net income	$44,380	$28,983	$13,167
Other comprehensive income (loss):
Foreign currency translation adjustments	2,270	(2,324)	(938)
Unrealized (loss) gain on marketable securities	(601)	728	(896)
Other comprehensive income (loss)	1,669	(1,596)	(1,834)
Income tax related to unrealized gain or loss on marketable securities	230	(276)	342
Other comprehensive income (loss), net of tax	1,899	(1,872)	(1,492)
Comprehensive income, net of tax	$46,279	$27,111	$11,675

The accompanying notes are an integral part of the consolidated financial statements.

MEDIDATA SOLUTIONS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount		Shares	Amount
	(Amounts in thousands)
Balance—January 1, 2015	56,301	$563	$301,465	1,888	$(45,049)	$(1,912)	$9,632	$264,699
Net income	—	—	—	—	—	—	13,167	13,167
Other comprehensive loss, net of tax	—	—	—	—	—	(1,492)	—	(1,492)
Total comprehensive income	—	—	—	—	—	(1,492)	13,167	11,675
Stock options exercised	454	4	6,682	—	—	—	—	6,686
Tax benefit associated with equity awards	—	—	1,622	—	—	—	—	1,622
Stock-based compensation	—	—	48,987	—	—	—	—	48,987
Nonvested restricted stock awards granted	704	7	(7)	—	—	—	—	—
Acquisition of treasury stock	—	—	—	1,127	(55,756)	—	—	(55,756)
Nonvested restricted stock awards forfeited	—	—	1	129	(1)	—	—	—
Vesting of performance-based restricted stock units	1,832	18	(18)	—	—	—	—	—
Issuance of employee stock purchase plan shares	164	2	6,241	—	—	—	—	6,243
Balance—December 31, 2015	59,455	594	364,973	3,144	(100,806)	(3,404)	22,799	284,156
Opening retained earnings adjustment for cumulative effect of adoption of ASU No. 2016-09	—	—	—	—	—	—	50,577	50,577
Adjusted balance—January 1, 2016	59,455	594	364,973	3,144	(100,806)	(3,404)	73,376	334,733
Net income	—	—	—	—	—	—	28,983	28,983
Other comprehensive loss, net of tax	—	—	—	—	—	(1,872)	—	(1,872)
Total comprehensive income	—	—	—	—	—	(1,872)	28,983	27,111
Stock options exercised	279	3	5,492	—	—	—	—	5,495
Stock-based compensation	—	—	41,194	—	—	—	—	41,194
Nonvested restricted stock awards granted	1,183	12	(12)	—	—	—	—	—
Acquisition of treasury stock	—	—	—	360	(13,396)	—	—	(13,396)
Nonvested restricted stock awards forfeited	—	—	2	156	(2)	—	—	—
Vesting of restricted stock units and performance-based restricted stock units	302	3	(3)	—	—	—	—	—
Issuance of employee stock purchase plan shares	174	2	6,851	—	—	—	—	6,853
Balance—December 31, 2016	61,393	614	418,497	3,660	(114,204)	(5,276)	102,359	401,990
Net income	—	—	—	—	—	—	44,380	44,380
Other comprehensive income, net of tax	—	—	—	—	—	1,899	—	1,899
Total comprehensive income	—	—	—	—	—	1,899	44,380	46,279
Stock options exercised	310	3	10,204	—	—	—	—	10,207
Stock-based compensation	—	—	48,182	—	—	—	—	48,182
Nonvested restricted stock awards granted	780	8	(8)	—	—	—	—	—
Acquisition of treasury stock	—	—	—	309	(18,499)	—	—	(18,499)
Nonvested restricted stock awards forfeited	—	—	2	225	(2)	—	—	—
Vesting of restricted stock units and performance-based restricted stock units	95	1	(1)	—	—	—	—	—
Issuance of employee stock purchase plan shares	223	2	9,271	—	—	—	—	9,273
Balance—December 31, 2017	62,801	$628	$486,147	4,194	$(132,705)	$(3,377)	$146,739	$497,432
The accompanying notes are an integral part of the consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2017	2016		2015
Cash flows from operating activities:	(Amounts in thousands)
Net income	$44,380	$28,983		$13,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,053	15,349		10,822
Stock-based compensation	47,813	41,158		48,987
Amortization of discounts or premiums on marketable securities	1,438	2,757		4,754
Deferred income taxes	3,296	5,895		(3,209)
Amortization of debt issuance costs	1,291	1,278		1,278
Amortization of debt discount	13,415	12,636		11,902
Provision for doubtful accounts	1,089	1,116		597
Loss on fixed asset disposal	72	3		—
Changes in fair value of contingent consideration	319	—		—
Changes in operating assets and liabilities:
Accounts receivable	4,043	(25,172)		(34,513)
Prepaid commission expense	(7,094)	(2,108)		439
Prepaid expenses and other current assets	(17,986)	185		(9,058)
Other assets	(1,270)	(8,735)		2,715
Accounts payable	(3,014)	2,825		(502)
Accrued payroll and other compensation	2,089	7,343		6,014
Accrued expenses and other	1,751	14,220		712
Deferred revenue	4,851	(1,050)		28,617
Other long-term liabilities	1,210	(7,914)		5,872
Net cash provided by operating activities	121,746	88,769		88,594
Cash flows from investing activities:
Purchase of furniture, fixtures and equipment	(44,621)	(25,656)		(19,017)
Purchase of available-for-sale securities	(303,641)	(266,361)		(264,113)
Proceeds from sale of available-for-sale securities	297,297	271,796		246,423
Acquisition of businesses, net of cash acquired	(22,941)	(17,186)		—
Purchase of cost method investments	(4,124)	(4,000)		—
Net cash used in investing activities	(78,030)	(41,407)	(1)	(36,707)	(1)
Cash flows from financing activities:
Proceeds from exercise of stock options	10,207	5,495		6,686
Proceeds from employee stock purchase plan	9,378	6,864		6,009
Acquisition of treasury stock	(18,499)	(15,570)		(53,582)
Repayment of notes payable	—	(100)		(62)
Repayment of obligations under capital leases	—	—		(46)
Borrowings under term loan facility	100,000	—		—
Payments of credit facility financing costs	(1,997)	—		—
Net cash provided by (used in) financing activities	99,089	(3,311)		(40,995)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	759	(244)		(56)
Net increase in cash, cash equivalents and restricted cash	143,564	43,807		10,836
Cash, cash equivalents and restricted cash – Beginning of period	99,279	55,472	(1)	44,636	(1)
Cash, cash equivalents and restricted cash – End of period	$242,843	$99,279	(1)	$55,472	(1)
(1) As a result of the Company's early adoption of ASU No. 2016-18 during the first quarter of 2017, the consolidated statement of cash flows for the years ended December 31, 2016 and 2015 have been adjusted to include restricted cash in beginning- and end-of-period cash.

The accompanying notes are an integral part of the consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	Year ended December 31,
	2017	2016	2015
Supplemental disclosures of cash flow information:	(Amounts in thousands)
Cash paid during the period for:
Interest	$2,879	$2,882	$2,878
Income taxes	$4,417	$2,074	$1,289
Noncash activities:
Furniture, fixtures and equipment acquired but not yet paid for at period end	$4,356	$1,152	$4,716
Contingent consideration associated with acquisition of business, at fair value	$5,697	$—	$—

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
For purposes of these consolidated financial statements, the years ended December 31, 2017, 2016, and 2015 are referred to as 2017, 2016, and 2015, respectively.
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
Professional services revenues include any reimbursements for out-of-pocket expenses incurred. The Company included $1.0 million, $1.0 million, and $0.7 million of reimbursable out-of-pocket expenses in professional services revenues in the years ended 2017, 2016, and 2015, respectively.
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
Software Development Costs—Costs incurred in the development and implementation of internal-use software are capitalized during the application development stage. Upgrades and enhancements to existing internal-use software are capitalized only if it is probable that those expenditures will result in additional functionality and future economic benefit. The Company capitalized $19.0 million and $3.3 million of internal-use software development and implementation costs in 2017 and 2016, respectively. Capitalized software development costs are included in furniture, fixtures, and equipment on the Company's consolidated balance sheets; the resulting assets are initially included in construction in progress and are transferred to computer software upon release or go-live, at which time they are deemed to have been put into service and are depreciated on a straight-line basis over an estimated useful life of three to five years.
Stock-Based Compensation—The fair value of each nonvested restricted stock award ("RSA") or restricted stock unit ("RSU") is measured as if the RSA or RSU was vested and issued on the grant date. The related compensation expense is recognized, net of estimated forfeitures, on a straight-line basis over the vesting period.
The fair value of each performance-based restricted stock unit ("PBRSU") whose vesting is dependent on the achievement of a market condition is estimated based upon the results of a Monte Carlo valuation model as of the grant date in accordance with accounting guidance. Compensation expense related to PBRSUs with a market condition is recognized, net of estimated

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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
The fair value of each employee stock purchase plan ("ESPP") share is estimated using the Black-Scholes pricing model. The Company uses stock price volatility of its publicly-traded stock as a basis for determining expected volatility. Management believes this is the best estimate of the expected volatility over the weighted-average expected life of the ESPP shares. The expected life of each ESPP share is equivalent to the time between the beginning of the offering period and the end of the related purchase period. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the beginning of the offering period with a maturity tied to the expected life of the ESPP share. No dividends are expected to be declared by the Company at this time. Compensation expense for ESPP shares is recognized, net of estimated forfeitures, on a straight-line basis over their term.
The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes pricing model. The Company uses stock price volatility of its publicly-traded stock as a basis for determining the expected volatility. Through the end of 2017, as the Company did not yet have sufficient historical exercise data with regard to its current option granting program, which is focused on new hires in key senior positions, to provide a reasonable basis upon which to estimate expected life, the Company used the simplified method permitted for plain-vanilla options under SEC Staff Accounting Bulletin ("SAB") 14. As of January 2018, the Company estimates expected life based on an analysis of historical exercise data. The risk-free interest rate is based on the United States ("U.S.") Treasury yield curve in effect at the time of the option grant with a maturity tied to the expected life of the options. No dividends are expected to be declared by the Company at this time. Compensation expense for stock options is recognized, net of estimated forfeitures, on a straight-line basis over the vesting period.
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
Accounts Receivable—Accounts receivable are recorded at original invoice amount less an allowance that management believes will be adequate to absorb estimated losses on uncollectible accounts. The allowance is based on an evaluation of the collectability of accounts receivable and prior bad debt experience. Accounts receivable are written off when deemed uncollectible. Unbilled receivables consist of revenue recognized in excess of billings, substantially all of which is expected to be billed and collected within one year. As of December 31, 2017 and 2016, unbilled accounts receivable of $12.5 million and $14.1 million, respectively, were included in accounts receivable on the Company's consolidated balance sheets. In general, there is a direct relationship between the Company's accounts receivable balance and its transaction volume.
Prepaid Commission Expense—For arrangements where revenue is recognized over the relevant contract period, the Company capitalizes related sales commissions that have been paid and recognizes these expenses over the period the related revenue is recognized. Commissions are generally payable to the Company's sales representatives 25% at the time of booking and 75% at the time of invoicing. If a customer terminates a contract, the Company recaptures the related unearned commissions. The Company expensed commissions of $13.2 million, $14.2 million, and $13.7 million in 2017, 2016, and 2015 respectively, which are included within sales and marketing expense in the consolidated statements of operations. Prepaid

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

commissions that will be recognized during the subsequent 12-month period are recorded as current prepaid commissions and the remaining portion included in other noncurrent assets.
Restricted Cash—Restricted cash represents deposits made to fully collateralize certain standby letters of credit issued in connection with office lease arrangements.
Furniture, Fixtures and Equipment—Furniture, fixtures and equipment consist of furniture, computers, other office equipment, purchased and developed software for internal use, leasehold improvements, and construction in progress recorded at cost. Depreciation is computed using a straight-line method over five years for furniture and fixtures, and over three to five years for computer equipment and software. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or their estimated useful lives. Improvements are capitalized while expenditures for repairs and maintenance are charged to expense as incurred. Construction in progress is not amortized into depreciation expense until it is placed into service.
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

The Company determined that there was no impairment of goodwill for the years ended December 31, 2017, 2016, and 2015, and did not recognize any impairments of goodwill in prior years.
Acquired intangible assets are recorded at cost, derived from allocation of the purchase price of the acquired business to the intangible assets obtained, less accumulated amortization. Amortization of acquired technology is computed using the straight-line method over its expected useful lives, which range from four to five years. Amortization of customer relationships and non-competition agreements is computed using the straight-line method over their expected useful lives, which range from three to six years.
Impairment of Long-Lived Assets—Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may be impaired. The Company subjects long-lived assets to a test of recoverability based on undiscounted cash flows expected to be generated by such assets while utilized by the Company and cash flows expected from disposition of such assets. If the assets are impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds their fair value. The Company determined that there was no impairment of long-lived assets for the years ended December 31, 2017, 2016, and 2015, and did not recognize any impairments of long-lived assets in prior years.
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
In 2017, 2016, and 2015, no single customer generated more than 10% of the Company's total revenues. At December 31, 2017, no single customer accounted for greater than 10% of accounts receivable. At December 31, 2016, one customer comprised 13% of accounts receivable.
The majority of the Company's cash, cash equivalents, and restricted cash are deposited with major U.S. financial institutions and, at times, balances with any one financial institution may be in excess of Federal Deposit Insurance Corporation ("FDIC") insurance limits. In addition, as of December 31, 2017 and 2016 approximately $3.7 million and $2.1 million, respectively, in cash and cash equivalents was deposited with foreign financial institutions and therefore not protected by FDIC insurance.
Indemnifications—The Company indemnifies its customers against claims that cloud-based solutions or services made available by the Company infringe upon a copyright, patent, or the proprietary rights of others. In the event of a claim, the Company agrees to obtain the rights for continued use of the solutions for the customer, to replace or modify the solutions or services to avoid such claim, or to provide a credit to the customer for the unused portion of the subscription. A liability may be recognized if information prior to the issuance of the consolidated financial statements indicates that it is probable that a liability has been incurred at the balance sheet date and the amount of the loss can be reasonably estimated. No such liabilities were recorded as of December 31, 2017 and 2016.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Segment and Geographic Information—The Company operates as a single segment, as the chief operating decision maker reviews financial information that is presented on a consolidated basis, accompanied by information about revenue by geographic region. The Company recorded revenues in the following geographic areas in 2017, 2016, and 2015 (in thousands):

	2017	2016	2015
Revenues:
United States	$413,231	$358,815	$297,735
Japan	36,089	32,049	31,595
Other	96,212	72,517	63,176
Total	$545,532	$463,381	$392,506
Revenues by geographic area are presented based upon the country in which revenues were generated. No individual country other than the U.S. and Japan represented 5% or more of net revenues for any of the periods presented.
The following table summarizes long-term assets by geographic area as of December 31, 2017, 2016, and 2015 (in thousands):

	2017	2016	2015
Long-term assets:
United States	$382,809	$285,420	$289,399
United Kingdom	15,594	9,932	7,753
Japan	3,298	3,445	3,795
Korea	3,562	204	32
Germany	3,000	—	—
China	199	91	—
Singapore	36	13	—
Total	$408,498	$299,105	$300,979
The Company had no long-term assets in countries other than those listed above as of December 31, 2017, 2016, and 2015.
Recently Adopted Accounting Pronouncements—In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes by requiring that all deferred tax assets and liabilities be classified as noncurrent in the consolidated balance sheets. ASU No. 2015-17 is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods, and may be applied either prospectively or retrospectively to all periods presented. The Company adopted ASU No. 2015-17 prospectively on January 1, 2017, and the adoption did not have a material impact on its consolidated financial statements, aside from a balance sheet reclassification from short-term to long-term deferred income taxes.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax consequences of intra-entity transfers of assets other than inventory when those transfers occur. ASU No. 2016-16 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods. The Company early adopted ASU No. 2016-16 on January 1, 2017, and the early adoption had no impact on its consolidated financial statements; however, in the fourth quarter of 2017, the Company had an intra-entity asset transfer that generated a benefit to income taxes. Refer to Note 14, "Income Taxes," for details.

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

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Recently Issued Accounting Pronouncements—ASU No. 2014-09, Revenue from Contracts with Customers, which creates Accounting Standards Codification ("ASC") 606 and supersedes the existing accounting standards for revenue recognition in ASC 605, provides principles for recognizing revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU No. 2014-09 also creates a new subtopic under ASC 340, Other Assets and Deferred Costs, which discusses the deferral of incremental costs of obtaining a contract with a customer, including the period of amortization of such costs. The guidance permits two methods of adoption: (1) full retrospective method, under which the new guidance is applied to each prior reporting period presented; and (2) modified retrospective method, under which the cumulative effect of adoption of the new guidance is applied as an adjustment to the opening balance of retained earnings at the date of initial application. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods. The Company will adopt the new guidance on January 1, 2018 using the full retrospective method.
In the fourth quarter of 2017, the Company completed its review of contracts and evaluation of incremental costs of obtaining contracts under the new guidance. The Company has concluded that the most significant change associated with the adoption of new standard is the up-front estimation of amounts associated with contracts containing variable consideration; this variable consideration, which is present in a few of the Company's larger contracts, was recognized as revenue later under ASC 605 because of the requirement for amounts to be "fixed or determinable." In addition, under the new standards, the Company will capitalize sales compensation paid to internal sales personnel when such costs are incremental to obtaining a contract. Costs related to non-renewable contracts will be deferred and amortized on a straight-line basis over the duration of the contractual term. Costs related to renewable contracts will be deferred and amortized on a straight-line basis over a period equal to twice the contractual term, which the Company considers to be the expected period of benefit for these costs. In developing this estimate, the Company considered its historical renewal rates and customer retention rates, as well as technology development life cycles and other industry factors.
The following table presents the anticipated effects of adoption of the new guidance in ASC 606 on the affected line items of the Company's consolidated statements of operations for the years ended December 31, 2017 and 2016 (in thousands, except per share amounts):

	Year ended December 31, 2017				Year ended December 31, 2016
	As Reported Under ASC 605	Anticipated Under ASC 606	Change		As Reported Under ASC 605	Anticipated Under ASC 606	Change
Revenues
Subscription	$459,528	$457,824	$(1,704)		$394,269	$388,997	$(5,272)
Professional services	86,004	86,381	377		69,112	69,496	384
Total revenues	545,532	544,205	(1,327)		463,381	458,493	(4,888)

Operating costs and expenses
Sales and marketing	126,273	124,138	(2,135)		109,290	105,925	(3,365)

Operating income	64,348	65,156	808		50,209	48,686	(1,523)

Provision for income taxes	7,847	5,459	(2,388)	(1)	8,331	7,782	(549)

Net income	$44,380	$47,576	$3,196		$28,983	$28,009	$(974)

Earnings per share
Basic	$0.79	$0.84	$0.05		$0.52	$0.50	$(0.02)
Diluted	$0.74	$0.80	$0.06		$0.51	$0.49	$(0.02)
(1) The change in provision for income taxes is largely the result of the revaluation of the Company's deferred tax assets and liabilities to reflect the lower statutory tax rate enacted on December 22, 2017 as part of the U.S. Tax Cuts and Jobs Act.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The following table presents the anticipated effects of adoption of the new guidance in ASC 606 on the affected line items of the Company's consolidated balance sheets as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017			December 31, 2016
	As Reported Under ASC 605	Anticipated Under ASC 606	Change	As Reported Under ASC 605	Anticipated Under ASC 606	Change
Assets
Current assets:
Prepaid commission expense	5,352	12,404	7,052	1,842	4,355	2,513
Prepaid expenses and other current assets	37,287	33,636	(3,651)	20,382	19,058	(1,324)
Noncurrent assets
Deferred income taxes, long-term	40,847	35,789	(5,058)	40,415	32,968	(7,447)
Other assets	29,979	46,755	16,776	18,181	34,656	16,475
Liabilities
Current liabilities:
Deferred revenue	77,434	77,374	(60)	75,911	74,147	(1,764)
The adoption of the new guidance in ASC 606 will also result in certain additional revenue disclosures in the Company's future filings. Adoption has no impact on the Company's cash flows.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases, which replaces previous lease guidance in its entirety with ASC 842. The new guidance requires lessees to recognize lease assets and lease liabilities for those arrangements classified as operating leases under previous guidance, with the exception of leases with a term of twelve months or less. The new guidance also adds quantitative and qualitative disclosure requirements around leasing activities. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted. The Company will adopt ASU No. 2016-02 on January 1, 2019; the Company is presently evaluating and quantifying the full impact of the adoption on its consolidated financial statements, but in general expects that the impact to its consolidated balance sheets will be material.
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

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Company will adopt ASU No. 2017-09 on January 1, 2018, and the adoption is not expected to have a material impact on its consolidated financial statements.
2. WIRE TRANSACTION RECOVERY
In September 2014, the Company was the victim of a crime involving the transfer of $4.8 million to an overseas account. As a result, the Company recorded charges of $4.9 million and $0.9 million to its operating costs and expenses in the third and fourth quarters of 2014, respectively, for the loss and related investigation costs incurred. The Company filed an insurance claim for its loss, and its insurer, Federal Insurance Co. ("Federal") denied coverage. The Company commenced legal action, alleging that Federal had wrongly denied coverage. On July 21, 2017, the United States District Court for the Southern District of New York granted the Company's motion for summary judgment, and denied Federal's motion. In light of this ruling, the Company's operating costs and expenses for the year ended December 31, 2017 include recognition of the amount that is probable to be recovered, up to the amount of the originally recorded $4.8 million loss. Any potential recovery amounts that are in excess of the amount of the loss, such as interest, have not been recognized.
3. STOCKHOLDERS' EQUITY
Common Stock—Common stockholders are entitled to one vote for each share of common stock held. Common stockholders may receive dividends if and when the board of directors determines, at its sole discretion. The terms of the credit agreement governing the Company's Credit Facility (as defined in Note 9, "Debt") restrict the Company's ability to pay cash dividends and make stock repurchases, if, after giving effect thereto, the consolidated total net leverage ratio (total funded indebtedness, less unrestricted domestic cash and cash equivalents not to exceed $150 million, to EBITDA) exceeds 1.00 to 1.00 or there is an existing default under the credit agreement.
Treasury Stock—From time to time, the Company grants nonvested RSAs, RSUs, and PBRSUs to its employees pursuant to the terms of its 2017 Long-Term Incentive Plan ("2017 Plan") and formerly pursuant to the terms of its Second Amended and Restated 2009 Long-Term Incentive Plan ("2009 Plan"). Under the provisions of the 2017 Plan and 2009 Plan, unless otherwise elected, participants fulfill their related income tax withholding obligation by having shares withheld at the time of vesting. On the date of vesting, the Company divides the participant's income tax obligation in dollars by the closing price of its common stock and withholds the resulting number of vested shares. The shares withheld are then transferred to the Company's treasury stock at cost.
In 2017 and 2016, the Company withheld 308,820 shares at an average price of $59.90 and 359,733 shares at an average price of $37.24, respectively, in connection with the vesting of its RSAs, RSUs, and PBRSUs.
Nonvested restricted stock awards forfeited by plan participants are transferred to the Company's treasury stock at par. During 2017 and 2016, 224,933 and 155,984 forfeited shares, respectively, were transferred to treasury stock at their par value of $0.01.
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

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The following tables provide the Company's marketable securities by security type as of December 31, 2017 and 2016 (in thousands):

	As of December 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper and corporate bonds	$392,481	$—	$(1,334)	$391,147
U.S. government agency debt securities	35,016	—	(155)	34,861
Total	$427,497	$—	$(1,489)	$426,008

	As of December 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper and corporate bonds	$389,459	$4	$(827)	$388,636
U.S. government agency debt securities	33,132	—	(65)	33,067
Total	$422,591	$4	$(892)	$421,703
Contractual maturities of the Company's marketable securities as of December 31, 2017 and 2016 are summarized as follows (in thousands):

	As of December 31, 2017		As of December 31, 2016
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in one year or less	$247,495	$246,967	$281,591	$281,285
Due in one to five years	180,002	179,041	141,000	140,418
Total	$427,497	$426,008	$422,591	$421,703
At December 31, 2017, the Company had $1.5 million of gross unrealized losses primarily due to a decrease in the fair value of certain corporate bonds.
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
As the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company has determined that the gross unrealized losses on such investments at December 31, 2017 are temporary in nature. Accordingly, the Company did not consider its investments in marketable securities to be other-than-temporarily impaired as of December 31, 2017.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The following tables provide the fair market value and gross unrealized losses of the Company's marketable securities with unrealized losses, aggregated by security type, as of December 31, 2017 and 2016 (in thousands):

	In Loss Position for Less than 12 Months
	As of December 31, 2017		As of December 31, 2016
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper and corporate bonds	$295,224	$(1,137)	$299,708	$(771)
U.S. government agency debt securities	18,431	(86)	28,273	(59)
Total	$313,655	$(1,223)	$327,981	$(830)

	In Loss Position for More than 12 Months
	As of December 31, 2017		As of December 31, 2016
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper and corporate bonds	$95,923	$(197)	$68,158	$(56)
U.S. government agency debt securities	16,430	(69)	4,794	(6)
Total	$112,353	$(266)	$72,952	$(62)
During 2017, 2016, and 2015, the Company recorded an insignificant amount of net realized gains and losses from the sale of marketable securities.
Cost Method Investments
In October 2017, the Company purchased shares of Series D Preferred Stock of Syapse Inc. ("Syapse") via a private placement. This investment is accounted for under the cost method and is included in other assets on the Company's consolidated balance sheet as of December 31, 2017 at its purchase price of $3.0 million.
In November 2017, the Company purchased shares of Series Seed Preferred Stock of SHYFT Analytics, Inc. ("SHYFT") via a private placement. This investment is accounted for under the cost method and is included in other assets on the Company's consolidated balance sheet as of December 31, 2017 at its purchase price of $1.1 million. The Company also holds previously purchased shares of Series B Preferred Stock of SHYFT, which are included in other assets on the Company's consolidated balance sheet as of December 31, 2017 at their carrying value of $4.0 million.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

5. FAIR VALUE
As of December 31, 2017 and 2016, the Company's financial assets and liabilities that are measured at fair value on a recurring basis as described in Note 1, "Summary of Significant Accounting Policies," are summarized as follows (in thousands):

	As of December 31, 2017				As of December 31, 2016
	Fair Value Measurement Using				Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$237,149	$—	$—	$237,149	$93,384	$—	$—	$93,384
Money market funds	176	—	—	176	135	—	—	135
Total cash and cash equivalents	237,325	—	—	237,325	93,519	—	—	93,519
Commercial paper and corporate bonds	—	391,147	—	391,147	—	388,636	—	388,636
U.S. government agency debt securities	—	34,861	—	34,861	—	33,067	—	33,067
Total marketable securities	—	426,008	—	426,008	—	421,703	—	421,703
Total financial assets measured at fair value on a recurring basis	$237,325	$426,008	$—	$663,333	$93,519	$421,703	$—	$515,222

Contingent consideration — short-term	$—	$—	$3,993	$3,993	$—	$—	$—	$—
Contingent consideration — long-term	—	—	2,012	2,012	—	—	—	—
Total financial liabilities measured at fair value on a recurring basis	$—	$—	$6,005	$6,005	$—	$—	$—	$—
Investments in commercial paper, corporate bonds, and U.S. government agency debt securities have been classified as Level 2 as they are valued using quoted prices in less active markets or other directly or indirectly observable inputs. Fair values of corporate bonds and U.S. government agency debt securities were derived from a consensus or weighted-average price based on input of market prices from multiple sources at each reporting period. With regard to commercial paper, all of the securities had high credit ratings and one year or less to maturity; fair value was derived from accretion of purchase price to face value over the term of maturity or quoted market prices for similar instruments if available. During 2017 and 2016, there were no transfers of financial assets between Level 1 and Level 2.
Contingent consideration liabilities associated with acquisition-related earn-out payments are classified as Level 3 in the fair value hierarchy because they rely significantly on inputs that are unobservable in the market. The fair value of short-term contingent consideration, which is related to the achievement of a technical milestone, has been estimated using situation-based modeling, which considers the probability-weighted present value of the expected payout amount. The fair value of long-term contingent consideration, which is related to the achievement of revenue targets, has been estimated using a Monte Carlo model to simulate future performance of the acquired business under a risk-neutral framework; significant assumptions include a risk-adjusted discount rate of 10.2% and revenue volatility of 8.0%. Short-term and long-term contingent consideration are recorded in accrued expenses and other and other long-term liabilities, respectively, on the Company's consolidated balance sheet as of December 31, 2017.
The following table provides a summary of changes in fair value of the Company's Level 3 financial liabilities during the year ended December 31, 2017 (in thousands):

Balance as of January 1, 2017	$—
Contingent consideration — acquisition	5,697
Due to sellers	(11)
Fair value adjustments (included in general and administrative expenses)	319
Balance as of December 31, 2017	$6,005
The carrying amounts of all other current financial assets and current financial liabilities reflected in the consolidated balance sheets approximate fair value due to their short-term nature.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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
Aggregate purchase price of $28.9 million consisted of upfront consideration of $23.2 million and contingent consideration (associated with CHITA) initially valued at $5.7 million. In connection with these acquisitions, the Company recognized $16.6 million in finite-lived intangible assets, deferred tax liabilities of $2.9 million, and $2.1 million in other net tangible liabilities, resulting in the recognition of $16.3 million in goodwill.
The Company does not consider these acquisitions, individually or in the aggregate, to be significant to its financial condition or results of operations; its consolidated results of operations for the year ended December 31, 2017 include the revenues and expenses of CHITA and Mytrus since their respective acquisition dates.
On April 1, 2016, the Company acquired all outstanding membership interests in Intelemage, LLC ("Intelemage"), a medical image sharing and workflow management company. The Company paid cash consideration of $17.2 million and acquired $0.8 million in net tangible liabilities and $5.2 million in intangible assets, resulting in recognition of $12.8 million in goodwill.
Intangible assets acquired during the two years ended December 31, 2017 were as follows (in thousands):

	Year Ended December 31,
	2017		2016
	Acquisition-Date Fair Value	Weighted-Average Useful Life	Acquisition-Date Fair Value	Weighted-Average Useful Life
Developed technology	$15,602	5 years	$3,750	4 years
Customer relationships	890	6 years	1,472	6 years
Non-competition agreements	110	3.5 years	N/A	N/A
Total	$16,602		$5,222
7. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the two years ended December 31, 2017 were as follows (in thousands):

Balance as of January 1, 2016	$18,797
Additions related to acquisition	12,753
Foreign currency translation adjustments	(770)
Balance as of December 31, 2016	30,780
Additions related to acquisitions	16,296
Foreign currency translation adjustments	359
Balance as of December 31, 2017	$47,435
Total intangible assets are summarized as follows (in thousands):

	As of December 31, 2017			As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$24,436	$(8,883)	$15,553	$8,714	$(5,098)	$3,616
Customer relationships	4,489	(2,595)	1,894	3,566	(2,176)	1,390
Non-competition agreements	260	(120)	140	150	(66)	84
Total	$29,185	$(11,598)	$17,587	$12,430	$(7,340)	$5,090

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Future amortization of intangible assets is expected to be as follows (in thousands):

Year ending December 31,
2018	$4,788
2019	4,530
2020	3,787
2021	3,517
2022	921
Thereafter	44
Total	$17,587
8. FURNITURE, FIXTURES AND EQUIPMENT
Furniture, fixtures and equipment consist of the following (in thousands):

	December 31,
	2017	2016
Computer hardware and office equipment	$52,937	$38,669
Computer software	27,350	8,525
Leasehold improvements	53,712	45,649
Furniture and fixtures	12,242	10,616
Construction in progress	4,447	1,204
Total furniture, fixtures and equipment	150,688	104,663
Less: accumulated depreciation and amortization	(62,597)	(46,202)
Furniture, fixtures and equipment, net	$88,091	$58,461
Total depreciation expense was $19.9 million, $14.1 million, and $10.2 million for the years ended December 31, 2017, 2016, and 2015, respectively. Assets included in construction in progress as of December 31, 2017 and 2016 primarily relate to capitalized software development and implementation costs associated with in-progress projects, as well as continued improvements to the Company's infrastructure and facilities. Capitalized costs associated with construction in progress are not amortized into depreciation expense until the related assets are put into service.
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
On or after February 1, 2018 until close of business on the business day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances. If the Company undergoes a fundamental change as defined in the indenture governing the Notes, holders may require the Company to repurchase for cash all of their

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest. As of February 28, 2018, approximately 15% of the outstanding Notes have been presented for conversion.
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
Upon conversion of the Notes, the Company has elected to pay cash for the principal amount of the notes and to deliver shares of common stock for any amounts in excess of principal.
The Notes consisted of the following components as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Equity component, net of equity issue costs	$60,222	$60,222
Liability component:
Principal	287,500	287,500
Less: unamortized debt discount	(8,661)	(22,076)
Less: unamortized debt issuance costs	(745)	(2,023)
Net carrying amount	$278,094	$263,401
As of December 31, 2017 and 2016, the estimated fair value of the Notes was $336.4 million and $314.4 million, respectively. The Company considers this disclosure to be a Level 2 measurement because it is based upon a recent modeled bid-price quote for the Notes, reflecting activity in a less than active market. Based on the closing price of the Company's common stock as of December 31, 2017 of $63.37, which is higher than the Notes' initial conversion price of $58.05, the if-converted value of the Notes exceeded their face value by $26.4 million.
As of December 31, 2017, the remaining life of the Notes is approximately 7 months, and the Notes are classified as current liabilities on the Company's consolidated balance sheets.
The following table sets forth total interest expense recognized related to the Notes for the years ended December 31, 2017 and 2016 (in thousands except percentages):

	2017	2016
Contractual interest expense	$2,875	$2,875
Amortization of debt issuance costs	1,278	1,278
Amortization of debt discount	13,415	12,636
Total	$17,568	$16,789

Effective interest rate	6.5%	6.5%
Credit Facility
On December 21, 2017, the Company entered into a credit agreement (the "Credit Agreement") with several lenders (the "Lenders"), and with HSBC Bank USA, N.A. (the "Administrative Agent") as administrative agent and letter of credit issuer. Pursuant to the Credit Agreement, the Lenders provide the Company with a senior secured first lien credit facility (the "Credit Facility") in an aggregate principal amount of $500.0 million, consisting of (a) term loans in an aggregate principal amount of $100.0 million (the "Term Loans") and (b) revolving commitments in an aggregate principal amount of $400.0 million (the "Revolving Commitments"). Up to $10.0 million of the Revolving Commitments may be used to obtain letters of credit. Each of the Term Loans and the Revolving Commitments is scheduled to mature on December 21, 2022, with the principal amount of the Term Loans payable in quarterly installments. The Credit Agreement provides that, subject to certain agreements, the Company may request the establishment of one or more additional term loan facilities and/or increases to the Revolving Commitments in an aggregate principal amount not to exceed $100.0 million.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Interest rates for borrowing under the Credit Facility are dependent on the Company's total net leverage ratio (total funded indebtedness, less unrestricted domestic cash and cash equivalents not to exceed $150.0 million, to EBITDA) and are based, at the Company's election, on whether the borrowing is a base rate loan or a Eurodollar loan.
Base rate loans will bear interest at a rate per annum equal to the sum of:
1.the greatest of:

a.	the Administrative Agent's prime rate

b.	the federal funds effective rate published by the Federal Reserve Bank of New York plus 0.5%

c.	an adjusted London Interbank Offered ("LIBO") rate for a one-month interested period plus 1.0%

d.	1.0%; and
2.an applicable margin from 0.125% to 0.750% depending on the Company's total net leverage ratio.
Eurodollar loans will bear interest at an adjusted LIBO rate plus an applicable margin ranging from 1.125% to 1.750%, depending on the Company's total net leverage ratio.
Commitment fees on the unused portion of the Revolving Commitments accrue at an annual rate ranging from 0.150% to 0.250% depending upon the Company's total net leverage ratio.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The initial interest margins on base rate and Eurodollar loans are 0.375% and 1.375%, respectively, and the initial commitment fee is 0.200%. After the Company delivers its first periodic compliance certificate to the administrative agent, rates will be determined as follows:

Total Net Leverage Ratio	Base Rate Margin - Term Loans and Revolving Commitments	Eurodollar Margin - Term Loans and Revolving Commitments	Commitment Fee Rate
Greater than or equal to 3.00 : 1.00	0.750%	1.750%	0.250%
Greater than or equal to 2.25 : 1.00 but less than 3.00 : 1.00	0.500%	1.500%	0.225%
Greater than or equal to 1.50 : 1.00 but less than 2.25 : 1.00	0.375%	1.375%	0.200%
Greater than or equal to 0.75 : 1.00 but less than 1.50 : 1.00	0.250%	1.250%	0.175%
Less than 0.75 : 1.00	0.125%	1.125%	0.150%
The Credit Agreement contains representations, warranties, and affirmative and negative covenants, including financial covenants, that are customary in similar financings. The negative covenants restrict or limit the ability of the Company to, among other things, incur indebtedness, create liens on assets, engage in certain fundamental corporate changes, sell or otherwise dispose of assets, make certain investments or acquisitions, enter into hedging agreements, and pay dividends.
The financial covenants require:
1.an interest coverage ratio of 3.50 to 1.00 or greater; and
2.a total net leverage ratio of:

a.	not greater than 3.50 to 1.00 through 2019

b.	not greater than 3.25 to 1.00 in 2020; and

c.	not greater than 3.00 to 1.00 thereafter.
In connection with the Credit Facility, the Company incurred $2.2 million in debt issuance costs, which are recorded as a reduction of the carrying amount of the debt and are to be amortized over the life of the Credit Facility.
The Credit Facility consisted of the following components as of December 31, 2017 (in thousands):

December 31,
2017
Term Loans	$100,000
Less: unamortized debt issuance costs	(2,159)
Net carrying amount	$97,841

Interest expense related to the Credit Facility for the year ended December 31, 2017 was immaterial. Of the net carrying amount of the Term Loans, $5.0 million (related to principal payments due in 2018) is included in accrued expenses and other on the Company's consolidated balance sheet as of December 31, 2017.

As of December 31, 2017 the remaining term of the Credit Facility is approximately 60 months.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Maturities under the Credit Facility for the next five years are as follows (in thousands):

Year ending December 31,	Term Loan
2018	$5,000
2019	5,000
2020	7,500
2021	10,000
2022	72,500
Total	$100,000

10. LEASE COMMITMENTS
The Company leases office and data center space and certain equipment under noncancelable operating lease agreements which provide for total future minimum annual lease payments as follows (in thousands):

Years ending December 31,
2018	$15,055
2019	16,543
2020	16,462
2021	16,227
2022	15,796
Thereafter	30,759
Total minimum lease payments	$110,842
Rent expense was approximately $15.7 million in 2017, $14.1 million in 2016, and $12.7 million in 2015. The Company had several outstanding standby letters of credit issued in connection with office leases, totaling $5.5 million at both December 31, 2017 and 2016, which were fully collateralized with restricted cash.
11. STOCK-BASED COMPENSATION
In 2000, the Company adopted the 2000 Stock Option Plan (the “2000 Plan”). Options granted under the 2000 Plan were incentive stock options and nonqualified stock options. The majority of the options vested 25% on the first anniversary of the grant date and monthly over the next three years, expiring after ten years. Stock options were issued with an exercise price equal to the market price on the date of the grant. The Company will not grant any additional stock options under the 2000 Plan.
In May 2009, the Company adopted the 2009 Plan which became effective upon the completion of its initial public offering in June 2009. Under this plan, the Company granted a variety of equity-based incentive awards including incentive stock options, nonqualified stock options, nonvested RSAs, nonvested RSUs, and PBRSUs. Stock options were issued with an exercise price equal to the current market price on the date of the grant, generally vest 25% on the first anniversary of the grant date and monthly over the next three years, and expire after ten years. Nonvested RSAs are not eligible for disposition but entitle the holder to all rights of a holder of common stock, including dividends and voting rights. Nonvested RSAs and their associated dividends are subject to forfeiture under certain circumstances. The company will not grant any additional equity awards under the 2009 Plan.
In May 2017, the Company adopted the 2017 Plan, a comprehensive incentive plan under which the Company can grant equity-based incentive awards to employees, directors, consultants, and advisors, including stock options, nonvested RSAs and RSUs, PBRSUs, and other awards. The number of shares initially reserved for issuance under the 2017 plan is 1.2 million plus the number of shares subject to outstanding awards under the 2009 plan that are forfeited, settled in cash, or otherwise terminated without issuance after the effective date of the 2017 Plan.
The Company's Second Amended and Restated 2014 Employee Stock Purchase Plan (the "ESPP") allows eligible employees to purchase shares of the Company's common stock at a discount though payroll deductions, and consists of overlapping 24-month offering periods with four six-month purchase periods in each offering period. Employees purchase shares at the lesser of (1) 85% of the fair market value (“FMV”) per share on the first day of the offering period, or (2) 85% of the FMV per share at the end of the relevant purchase period. The ESPP contains a reset provision that automatically cancels the current offering period and enrolls participants in a new offering period in the event that FMV per share at the end of a six-month purchase period is lower than the FMV per share at the first day of the related offering period. The ESPP is a compensatory plan because it provides participants with terms that are more favorable than those offered to other holders of the Company's

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

common stock. Accordingly, the cost of the plan is recorded as stock-based compensation expense. A total of 0.8 million shares of common stock is reserved for issuance under the ESPP as of December 31, 2017.
For the three years ended December 31, 2017, the components of stock-based compensation expense were as follows (in thousands):

	2017	2016	2015
Stock options	$3,332	$3,913	$4,941
Restricted stock awards and units	31,423	24,815	18,935
Performance-based restricted stock units	8,854	9,073	21,065
Employee stock purchase plan	4,574	3,393	4,046
Total stock-based compensation (1)	$48,183	$41,194	$48,987
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

The total tax benefit related to stock-based compensation expense was $18.2 million, $17.8 million, and $17.5 million for 2017, 2016, and 2015, respectively. As a result of the 2016 adoption of ASU No. 2016-09, the tax benefit amounts for 2017 and 2016 include the impact of excess tax benefits; the disclosed amount for 2015 has not been adjusted.
Stock Options
The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	2017	2016	2015
Expected volatility	43%	44%	43%
Expected life	6 years	6 years	6 years
Risk-free interest rate	2.09%	1.42%	1.68%
Dividend yield	—	—	—
The following table summarizes the status of the Company's stock options as of December 31, 2017, and changes during the year then ended (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	1,793	$23.39
Granted	105	61.33
Exercised	(310)	32.93
Forfeited	(70)	48.97
Expired	(7)	58.92
Outstanding at December 31, 2017	1,511	$22.72	4.21	$61,734
Exercisable at December 31, 2017	1,281	$17.61	3.45	$58,603
Vested and expected to vest at December 31, 2017	1,484	$22.13	4.12	$61,416
The weighted-average grant-date fair value of stock options granted during 2017, 2016, and 2015 was $27.22, $18.59, and $20.96, respectively. The total intrinsic value of stock options exercised during 2017, 2016, and 2015 was $10.0 million, $8.3 million, and $15.7 million, respectively. As of December 31, 2017, there was $4.6 million in unrecognized compensation cost related to all non-vested stock options granted. This cost is expected to be recognized over a weighted-average remaining period of 2.42 years.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Restricted Stock Awards and Units
The following table summarizes the status of the Company's time-based nonvested RSAs and RSUs as of December 31, 2017, and changes during the year then ended (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2017	1,850	$40.89
Granted	786	58.19
Vested	(655)	40.34
Forfeited	(227)	43.98
Nonvested at December 31, 2017	1,754	$48.45
The total fair value of RSAs and RSUs vested during 2017, 2016, and 2015 was $40.1 million, $21.3 million, and $31.1 million, respectively. As of December 31, 2017, there was $58.6 million in unrecognized compensation cost related to all nonvested RSAs and RSUs granted. This cost is expected to be recognized over a weighted-average remaining period of 2.38 years.
Performance-Based Restricted Stock Units
During 2017, the Company granted: (1) 132 thousand PBRSUs ("2017 TSR PBRSUs") with market conditions based on the Company's total stockholder return ("TSR") relative to that of the Russell 2000 Index over the three-year period ending December 31, 2019, vesting in full in three years with the number of shares ultimately earned ranging from zero to 200% of the target number of shares; (2) 132 thousand PBRSUs ("2017 Net Income PBRSUs") with performance conditions based on the compound annual growth rate of net income over the three-year period ending December 31, 2019, vesting in full in three years with the number of shares ultimately earned ranging from zero to 200% of the target number of shares. The Company also granted 48 thousand PBRSUs with performance conditions based on achievement of certain individual and team objectives.
During 2016, the Company granted 223 thousand PBRSUs ("2016 TSR PBRSUs") with market conditions based on the Company's TSR relative to that of the Russell 2000 Index over the three-year period ending December 31, 2018, vesting in full in three years with the number of shares ultimately earned ranging from zero to 200% of the target number of shares. The Company also granted an insignificant number of other PBRSUs with performance conditions based on achievement of certain individual and team objectives.
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

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The fair value of PBRSUs with market conditions were estimated as of the date of grant using a Monte Carlo valuation model with the following weighted-average assumptions:

	2017 TSR PBRSUs	2016 TSR PBRSUs	2015 TSR PBRSUs
Expected volatility - Medidata	42%	48%	46%
Expected volatility - comparison index	43%	43%	41%
Risk-free interest rate	1.40%	0.91%	0.99%
Expected life	2.85 years	2.84 years	2.88 years
Dividend yield	—	—	—
The following table summarizes the status of the Company's PBRSUs based upon expected performance as of December 31, 2017, and changes during the year then ended (in thousands, except per share data):

	Net Income	TSR	Other	Total Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2017	—	390	2	392	$57.05
Granted (based on performance at 100% of targeted levels)	132	132	48	312	72.44
Adjustment related to expected performance	—	288	(35)	253	61.82
Vested	—	(92)	(2)	(94)	66.88
Forfeited	(22)	(105)	—	(127)	62.83
Nonvested at December 31, 2017	110	613	13	736	$62.96
The total fair value of PBRSUs vested during 2017, 2016, and 2015 was $5.2 million, $10.1 million, and $89.7 million, respectively. As of December 31, 2017, there was $15.7 million in unrecognized compensation cost related to all nonvested PBRSUs. This cost is expected to be recognized over a weighted-average remaining period of 1.53 years.
Employee Stock Purchase Plan
The fair value of ESPP shares was estimated using the Black-Scholes pricing model with the following weighted-average assumptions:

	2017	2016	2015
Expected volatility	39%	42%	52%
Expected life	1.49 years	1.44 years	1.38 years
Risk-free interest rate	0.67%	0.52%	0.31%
Dividend yield	—	—	—
During 2017, 222 thousand shares of common stock were purchased under the ESPP at a weighted-average price of $41.68. During 2016, 174 thousand shares of common stock were purchased under the ESPP at a weighted-average price of $39.28. During 2015, 164 thousand shares of common stock were purchased under the ESPP at a weighted-average price of $38.30. As of December 31, 2017, there was $3.0 million in unrecognized compensation cost related to ESPP shares. This cost is expected to be recognized over a weighted-average remaining period of 0.96 years.
Modifications
Aggregate incremental expense associated with modifications to stock options, RSAs, RSUs, and PBRSUs in connection with executive separation agreements during 2017, 2016, and 2015 was $1.6 million, $0.5 million, and $1.3 million, respectively.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in the balances of each component of accumulated other comprehensive loss during the two years ended December 31, 2017 are as follows (in thousands):

	Foreign currency translation adjustments	Unrealized gains (losses) on available-for-sale securities	Total
Balance as of January 1, 2016	$(2,405)	$(999)	$(3,404)
Other comprehensive (loss) income	(2,324)	452	(1,872)
Balance as of December 31, 2016	$(4,729)	$(547)	$(5,276)
Other comprehensive income (loss)	2,270	(371)	1,899
Balance as of December 31, 2017	$(2,459)	$(918)	$(3,377)
For the years ended December 31, 2017 and 2016 reclassifications of items from accumulated other comprehensive income (loss) to net income were insignificant.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

13. EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted-average number of shares outstanding during the period. The holders of unvested RSAs do not have nonforfeitable rights to dividends or dividend equivalents and therefore, such vested awards do not qualify as participating securities and are excluded from the basic earnings per share calculation. Diluted earnings per share includes the determinants of basic net income per share and, in addition, gives effect to the potential dilution that would occur if securities or other contracts to issue common stock are exercised, vested or converted into common stock, unless they are anti-dilutive. As the Company intends to settle the principal amount of the Notes (see Note 9, "Debt") in cash upon conversion, their dilutive effect, if any, will be reflected in diluted earnings per share using the treasury stock method, which considers the number of shares that would be required to settle any premium above principal at the average stock price for the period. During the years ended December 31, 2016, and 2015, the average price of the Company's stock was below the conversion price of the Notes; as a result the Notes were not dilutive for these periods.
A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share for the three years ended December 31, 2017 is shown in the following table (in thousands, except per share data):

	2017	2016	2015
Numerator
Net income	$44,380	$28,983	$13,167
Denominator
Denominator for basic earnings per share:
Weighted-average common shares outstanding	56,473	55,492	53,717
Denominator for diluted earnings per share:
Dilutive potential common shares:
Stock options	997	967	888
Restricted stock awards and units	929	646	483
Performance-based restricted stock units	498	144	1,452
Employee stock purchase plan	152	—	—
Convertible senior notes	716	—	—
Weighted-average common shares outstanding with assumed conversion	59,765	57,249	56,540
Basic earnings per share	$0.79	$0.52	$0.25
Diluted earnings per share	$0.74	$0.51	$0.23
Antidilutive common stock equivalents excluded from the calculation of dilutive earnings per share for the three years ended December 31, 2017 are shown in the following table (in thousands):

	2017	2016	2015
Stock options	74	586	481
Restricted stock awards and units	17	41	7
Performance-based restricted stock units	5	1	3
Employee stock purchase plan	189	266	184
Total	285	894	675

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

14. INCOME TAXES
For financial reporting purposes, income before income taxes included the following components (in thousands):

	2017	2016	2015
U.S. income	$49,715	$43,281	$15,410
Non-U.S. income (loss)	2,512	(5,967)	365
Income before income taxes	$52,227	$37,314	$15,775
The components of income tax expense are as follows (in thousands):

	2017	2016	2015
Current expense:
U.S. federal and state	$1,429	$444	$4,329
Foreign	3,122	1,992	1,488
Current expense	4,551	2,436	5,817
Deferred expense (benefit):
U.S. federal and state	6,866	6,154	(3,403)
Foreign	(334)	(259)	194
Valuation allowance	(3,236)	—	—
Deferred expense (benefit)	3,296	5,895	(3,209)
Total income tax expense	$7,847	$8,331	$2,608
A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	2017	2016	2015
Tax computed at U.S. federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in income taxes resulting from:
State tax expense, net of federal benefit	2.8%	3.0%	1.1%
U.S. credits and incentives	(12.4%)	(24.0%)	(30.7%)
Foreign earnings	4.1%	10.2%	3.7%
Stock-based compensation	(9.9%)	(4.8%)	5.7%
U.S. Tax Cuts and Jobs Act	7.7%	—%	—%
Intra-entity asset transfer	(17.2%)	—%	—%
Other	4.9%	2.9%	1.7%
Effective tax rate	15.0%	22.3%	16.5%
The U.S. Tax Cuts and Jobs Act, (the "Tax Act") was enacted on December 22, 2017, and introduces significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35% to 21%. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company has made a reasonable estimate of the effects and recorded provisional amounts in its financial statements for taxes on deemed repatriation of foreign earnings as of December 31, 2017. As the Company continues to interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies, the Company may make adjustments to the provisional amounts, which may materially impact its provision for income taxes and effective tax rate in the period in which adjustments are made. The accounting for the effects of the Tax Act will be completed in 2018.
Provisional amounts for the following income tax effects of the Tax Act have been recorded as of December 31, 2017 and are subject to change during 2018:
One-time transition tax— The Tax Act requires the Company to pay U.S. income taxes on deemed repatriation of foreign earnings as of December 31, 2017. The Company has recorded a provisional amount for its one-time transitional tax liability and income tax expense of $1.8 million based on initial estimates; further analysis is required to conclude on the final liability due under the provision.
Valuation allowance— The Company has determined that it is more likely than not that its deferred tax asset related to foreign income tax credits will not be realized, resulting in the establishment of a valuation allowance and a corresponding increase in income tax expense of $3.2 million for the year ended December 31, 2017. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback or carryforward

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

periods available under the applicable tax law. The Company's judgment regarding future recoverability may change due to many factors, including future guidance and subsequent evaluation of the impact of the Tax Act. Should there be a change in the ability to recover deferred tax assets, the Company's income tax provision would increase or decrease in the period in which the assessment is changed.
Deferred income taxes— Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded a provisional $1.1 million benefit for its U.S. deferred income taxes as of December 31, 2017 to reflect the reduction in the U.S. statutory tax rate from 35% to 21% resulting from the Tax Act.
As of December 31, 2017 and 2016, the components of deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2017	2016
Assets:
Net operating loss carryforwards	$4,066	$11,956
Alternative minimum tax credit	770	686
Stock-based compensation	11,629	15,180
Federal and state research and development tax credits	27,120	21,986
Foreign tax credit	3,809	2,753
Deferred rent	4,138	6,779
Wire transaction loss/recovery	57	1,916
Capitalized research and development	8,604	—
Other	3,191	3,979
Gross deferred tax assets	63,384	65,235
Liabilities:
Depreciable and amortizable assets	(12,658)	(9,815)
Convertible notes	(2,155)	(8,448)
Accrued bonus	(4,128)	—
Other	(459)	(343)
Gross deferred tax liabilities	(19,400)	(18,606)
Less: valuation allowance	(3,236)	—
Net deferred tax assets	$40,748	$46,629
Net current deferred tax assets	$—	$6,536
Net long-term deferred tax assets	40,847	40,415
Net long-term deferred tax liabilities	(99)	(322)
Net deferred tax assets	$40,748	$46,629
As of December 31, 2017 and 2016, the Company had approximately $14.3 million and $31.4 million of federal net operating loss carryforwards ("NOLs") available to offset future taxable income expiring from 2024 through 2037. The total amount of state and local NOLs in aggregate was $17.1 million and $16.2 million as of December 31, 2017 and 2016, respectively, which will begin to expire in 2024. Certain NOLs are subject to limitations under Section 382 of the Internal Revenue Code.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The Company has recorded unrecognized tax benefits in other long-term liabilities on its consolidated balance sheets. The aggregate changes in the balance of the Company's gross unrecognized tax benefits for the three years ended December 31, 2017 are as follows (in thousands):

	2017	2016	2015
Gross unrecognized tax benefits as of beginning of period	$2,935	$8,069	$4,992
Increases based on tax positions related to the current year	1,247	922	1,678
Increases related to tax positions from prior fiscal years	—	65	1,444
Reductions related to tax positions from prior fiscal years	(40)	(1,906)	—
Settlements with tax authority	—	(4,215)	(45)
Total gross unrecognized tax benefits as of end of period	$4,142	$2,935	$8,069
If recognized, unrecognized tax benefits would have a net impact of approximately $4.0 million on the effective tax rate. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes. Recognized interest and penalties were immaterial in 2017 and $0.1 million and $0.3 million for 2016, and 2015, respectively. The Company has determined its unrecognized tax benefits, including similar items in open tax years, based on historical experience with taxing authorities and other associated information and analysis.
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
For 2017 and 2016, the Company has not provided for deferred taxes on investments in its foreign subsidiaries as there is no excess of financial reporting basis over tax basis with regard to these subsidiaries. If financial reporting basis exceeds tax basis in the future and the Company does not intend to permanently reinvest the earnings of its foreign subsidiaries, deferred taxes will be provided.
15. COMMITMENTS AND CONTINGENCIES
401(k) Plan—The Company has a pre-tax savings and profit sharing plan (the “401(k) Plan”) under Section 401(k) of the Internal Revenue Code for substantially all employees. As of 2017, the Company provides a 50% match of the first 6% of eligible compensation contributed each period by the employees. The maximum match by the Company is therefore 3% of eligible compensation. The Company incurred expense of $4.5 million, $2.3 million, and $2.2 million relating to matching contributions in 2017, 2016, and 2015, respectively.
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
16. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA
The following table presents the Company's unaudited selected quarterly financial data for 2017 and 2016 (in thousands, except for per share amounts):

For the fiscal year 2017:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenues	$126,821	$137,414	$140,080	$141,217
Gross profit	96,207	105,494	108,526	108,512
Operating income	12,173	13,743	21,960	16,472
Net income	9,518	8,250	12,844	13,768
Earnings per share:
Basic	$0.17	$0.15	$0.23	$0.24
Diluted	$0.16	$0.14	$0.21	$0.23

For the fiscal year 2016:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$104,238	$114,610	$120,061	$124,472
Gross profit	79,570	85,553	90,833	94,816
Operating income	6,638	11,146	14,927	17,498
Net income	4,575	6,210	7,358	10,840
Earnings per share:
Basic	$0.08	$0.11	$0.13	$0.19
Diluted	$0.08	$0.11	$0.13	$0.19

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Schedule II—Valuation and Qualifying Accounts
The allowance for doubtful accounts as of December 31, 2017 and 2016 was $1.5 million and $1.0 million, respectively. The table below details the activity in the account for the three years ended December 31, 2017 (in thousands):

	2017	2016	2015
Balance at beginning of period	$1,041	$1,992	$1,517
Charged to costs and expenses	1,089	1,116	597
Deductions	(676)	(2,067)	(122)
Balance at end of period	$1,454	$1,041	$1,992