Form 10-K
period 2018-12-31
Medidata Solutions, Inc.
filed 2019-03-01
CIK 1453814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-K
 _____________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
As of June 29, 2018, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $4,106,357,167 based on the closing sale price for the registrant's common stock on the NASDAQ Global Market on that date of $80.56 per share. For purposes of determining this number, all executive officers and directors of the registrant are considered to be affiliates of the registrant, as well as individual shareholders holding more than 10% of the registrant's outstanding common stock. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.
As of February 25, 2019, the registrant had 62,276,965 shares of common stock outstanding.
Documents Incorporated by Reference:
Part III of this Annual Report on Form 10-K incorporates by reference certain information that will be set forth in the registrant's Proxy Statement in connection with the 2019 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2018. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

MEDIDATA SOLUTIONS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

Item 1. Business
Company Overview
Medidata is a global life sciences technology provider, dedicated to improving the way clinical research is designed, conducted, analyzed, and commercialized. Our cloud-based platform of solutions, data analytics, and AI enables efficiency and improves quality throughout clinical development programs by accelerating processes, enhancing decision-making, minimizing operational risk, reducing costs, and transforming trial strategies.
Customers can utilize our entire platform or individual solutions, and can subscribe to our technology on a multi-study or single-study basis. Our revenue is comprised of subscription and professional services, which represent approximately 85% and 15% of our business, respectively. Our subscription business model provides us with a recurring revenue stream that we believe delivers greater revenue visibility than perpetual software licensing models.
Our Platform: The Medidata Cloud
The Medidata Cloud is the Intelligent Platform for Life Sciences, transforming clinical development and converting complex data into cutting-edge insights. It provides a unified platform for demonstrating treatment efficacy and safety, supporting regulatory approval, achieving peak revenue faster, improving outcomes for patients, providers, and payers, and paving the way for the increasingly more precise therapies of the future.
It Starts With Data Capture and Management
Our data capture, management, and reporting family of solutions is the cornerstone of the Medidata Cloud. Our technology captures data and patient feedback throughout the life cycle of a clinical trial.
Rich Data Capture Leads to Pioneering Analytics
Captured data goes on to inform the Medidata Enterprise Data Store ("MEDS") and AI family of solutions. MEDS and AI combine the industry's largest set of de-identified clinical data with the customer's own data to provide immediate metrics and benchmarking; use omics data and machine learning algorithms to detect quality issues and identify correlations in captured data; provide powerful and intuitive cross-study reporting capabilities; and enable customers to leverage historical controls from statistically similar indications and studies through synthetic control arm and synthetic control data solutions.
Pioneering Analytics Accelerates Trial Planning and Management
MEDS and AI power the trial planning and management family of solutions, which provides clinical operations capabilities. At the trial planning stage, study design, site feasibility, and grants budgeting and management tools leverage data from MEDS to optimize trial design, site selection, and budgeting. For ongoing trial management, our technology provides risk assessment and anomaly detection; regulated content creation, storage, and collaboration; and automation of site payments.
SHYFT Adds Commercial and Real-World Analytics
The SHYFT family of solutions provides actionable insights into sales activities, market composition and dynamics, and real-world patient outcomes to drive peak commercial performance.
Professional Services
Medidata offers tailored professional services to help life sciences companies optimize their processes and realize the full value of our platform.
Our professional services offerings include:

•
Implementation services. We provide implementation of the Medidata Cloud with efficient, scalable configuration and support. Our methodology leverages both the industry-specific expertise of our employees and the specific capabilities of our platform to simplify, streamline, and expedite the implementation of our solutions.

•
Sponsor enablement. Our tailored knowledge transfer enables customers to design, configure, implement, and manage their own studies. We believe that the resulting level of customer autonomy maximizes the benefits of our platform technology.

•
Strategic consulting. Our industry and technology experts draw on Medidata's visibility into best practices and data-driven analytics to advise customers through the transformational internal changes that our platform drives- from re-engineering business processes across departments to changing governance models.

•	Partner support. We offer services supporting successful clinical trials at our channel partners, aimed at maximizing the value of the partner/sponsor/technology collaboration.

•
E-learning and training. We offer self-administered e-learning courses as well as a variety of additional training services through our training group, known as Medidata Academy, to facilitate the successful adoption of our cloud-based solutions throughout the customer or channel partner organization.

•
Ongoing support. We take a consultative approach to ensure quality study design, ease of use, and productivity throughout the project life cycle. We have certified experts available to manage our customers' operational needs and ensure they are gaining maximum value from the Medidata platform within their unique environments.

Our Strategy
Our goal is to enable our customers to bring their new and enhanced medical treatments to the public quickly and safely and to enable them to successfully market these treatments by providing a platform that uses innovative technology to automate, streamline, support, and enhance clinical development activities. Key elements of our strategy include:

•
Expand the number of products used by our existing customers. We refer to this footprint, measured by the number of Medidata products used by each of our customers, as "density." We seek to improve our density by demonstrating the significant efficiencies that our customer base can achieve by standardizing end-to-end clinical development and commercialization processes on our platform and by leveraging more of our solutions.

•
Increase the level of product usage by existing customers. We refer to the level of usage of Medidata products that are already deployed by customers as "intensity." In cases where customers utilize our solutions for only a subset of their clinical trial activities, we seek to drive usage across more trials, therapeutic areas, geographies, and phases, and to convert single-study customers to multi-study customers.

•	Continuously improve our platform. We continue to enhance our platform with regular releases, adding new functionality, integrations, and user benefits.

•
Develop additional innovative technologies and services. We continue to build new innovative solutions that further transform the clinical development and commercialization process, and offer them to new and existing customers. We continue to develop our analytics and benchmarking capabilities, creating value for our customers by improving decision-making.

•
Grow indirect sales partnership initiatives. We pursue strategic partnerships with channel partners, such as contract research organizations ("CROs") and systems integrators, to position the Medidata Cloud as the platform of choice for their outsourced clinical trial management services. Our well-established program of support, training, and certification enables partners to cost-effectively implement our solutions and services in sponsor studies as they provide their other services related to pharmaceutical development.

•
Position the Medidata Cloud as a key player in the evolving clinical ecosystem. We seek opportunities for collaborative innovation, building strategic relationships with other leading technology and data firms. Partnerships enable us to enhance and complement our portfolio of offerings and achieve greater scale in the marketplace while helping to drive the evolution of life sciences.

•
Expand our global customer base. We have offices in 7 countries and serve customers in over 30 countries. We will continue to expand our sales, marketing, technology, and support resources into new markets around the world where clinical development activity is accelerating.

Research and Development
We believe that our future success depends on our ability to continue to enhance and broaden the Medidata Cloud to meet the evolving needs of our current and future customers. Equally important is our ability to innovate, taking advantage of latest technologies and trends in life sciences. Our efforts are focused both on developing new, complementary technologies and on enhancing the existing solutions in our platform. Our research and development organization includes product managers that work with both internal and customer experts to plan new features and functionality; software project managers that oversee development teams and timeline; product engineers, data scientists, and user experience designers that build the technical components of our platform; and software quality assurance and technical documentation specialists that deliver a validated final product to our customers.
Sales and Marketing
Our sales and marketing efforts focus on enhancing the global recognition and reputation of our brand, increasing consideration of and preference for our platform and professional services, and generating qualified sales leads. We market and sell our cloud-based solutions through a direct sales force and through relationships with channel and strategic partners, focusing efforts on key executives and decision makers within our existing and prospective customer base.
Our direct sales force operates globally and is organized by both region and focus area. Sales through this direct channel currently represent the largest source of our total revenues.
Many sponsors of clinical trials outsource some or all of their clinical research activities as a means of expanding capacity, controlling costs, and focusing on core strengths. Our relationships with channel partners, such as CROs and systems integrators, help position the Medidata Cloud as the platform of choice for these sponsors' outsourced services. We train, certify, and support our partners on our solutions, enabling them to quickly and cost-effectively implement our technology in sponsors' studies.

Customers
We serve pharmaceutical, biotechnology, medical device and diagnostics companies, institutions (which include academic research centers, government, and other non-profit organizations), CROs, and other entities engaged in conducting and/or sponsoring clinical trials and commercializing treatments. These customers range in size from the smallest of start-ups to the largest of global pharmaceutical companies. As of December 31, 2018, we had over one thousand customers.
We sell our solutions and provide services globally. Approximately 25%, 23%, and 23% of our revenues in each of the years ended December 31, 2018, 2017, and 2016, respectively, were derived from international operations. A summary of our domestic and international disaggregated revenues is set forth in Note 3, "Revenues," to our consolidated financial statements, which are included in Item 8 of this Annual Report on Form 10-K.
Our five largest customers accounted for 22%, 26%, and 26% of our revenues in 2018, 2017, and 2016, respectively. In 2018, 2017, and 2016, no single customer accounted for 10% or more of our total revenues. At December 31, 2018 and 2017, no one customer comprised 10% or more of our total accounts receivable.
Backlog
At December 31, 2018 and 2017, our total multi-year subscription backlog was $1,170 million and $1,036 million, respectively.
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
We also calculate a 12-month subscription backlog, which represents the future contract value of outstanding multi-study and single study arrangements, billed and unbilled, to be recognized in the next 12 months, excluding expected intra-year renewals and other adjustments. As of January 1, 2019 and 2018, we had 12-month subscription backlog of approximately $522 million and $446 million, respectively. We believe that 12-month subscription backlog is more easily reconciled to future revenues to be recognized than total backlog, and therefore is a more valuable metric for evaluation of expected future revenues.
Our presentation of backlog may differ from that of other companies in our industry.
Technology and Support Infrastructure
We have designed our platform to maximize ease of use, flexibility, data visibility, and scalability. Our solutions are deployed through the use of industry-standard web browsers and mobile devices, service-oriented architectures, three-tiered server architectures, or a web server, a proprietary application server, and a database server. End users can access our solutions through any web browser from anywhere in the world without downloading or installing any Medidata-specific software. We develop our solutions on a broad base of technologies, including Java, Scala, .NET, Ruby, Python, R, SQL Server, Business Objects, AWS, Chef, VMWare, and others. We utilize technologies such as firewalls, intrusion detection, and encryption, along with security monitoring, to ensure the privacy and security of our customers' data.
We manage a hybrid cloud, operating our solutions on a combination of private data center and public cloud. Monitoring services are provided on a 24/7 basis by trained Medidata staff to ensure consistent delivery and availability. Advanced backup and storage frameworks, regionally-diverse data centers, and trained engineering teams are in place to provide for quick reaction time in the event of a disaster.
We offer 24/7 support to our end users through a global array of multi-lingual help desks.
Competition
The market for clinical trial solutions is highly competitive and rapidly evolving. It is subject to continually changing technology, shifting customer needs, changes in laws and regulations, and frequent introductions of new products and services. The competitive landscape is intensified by new entrants and start-ups that bring a broad range of new solutions and offerings to the health care technology market.
In general, our competitors include a variety of entities such as information, analytics, technology and services companies, as well as in-house technologies developed by our clients. Our platform competes with firms such as BioClinica, Inc., IQVIA (formerly Quintiles IMS), Oracle, IBM (Clinical Development; Watson Group and/or Watson Health), Parexel Informatics, Veeva Systems, Inc. and other large-scale technology providers that offer a range of products and services that compete with Medidata's solutions. In the future, we may also compete with horizontal cloud-based providers that build platforms that support life sciences customers. On a product-by-product basis, we also compete with a number of vendors offering applications and systems competitive with Medidata in specific areas, such as eResearch Technology, Inc., CRF Health, Bracket, DataTrak International, Inc., Medrio, Inc., Merge Healthcare (an IBM Company), and OmniComm Systems, Inc.
We compete on the basis of several factors, including the following:

•	innovation, breadth and depth of solution offerings;

•	data privacy and security infrastructure;

•	strategic partnerships with other companies in the life sciences and technology industries;

•	platform capabilities and solution functionality and features, including analytics;

•	workforce skill set;

•	scalability and upgrade pathways and support;

•	speed, performance, and ease of use of our solutions;

•	product reliability and infrastructure accessibility and security;

•	regulatory compliance;

•	breadth and strength of partnerships;

•	interoperability;

•	financial stability;

•	depth of expertise and quality of our global professional services and customer support; and

•	sales and marketing capabilities, including the ability to create and communicate operational value.
Although some of our competitors and potential competitors may have greater name recognition, longer operating histories, more product offerings, and greater financial, technological, and other resources than we do, we believe that we compete favorably with our competitors on the basis of these factors and that the significant regulatory and industry expertise required for the development of life sciences solutions may hinder newer or less established participants in the market.
Intellectual Property
Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing the proprietary rights of others. We rely upon a combination of trademark, trade secret, copyright, patent and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we protect our intellectual property and proprietary information by requiring our employees and consultants to enter into confidentiality, non-competition, and assignment of inventions agreements. We have registered trademarks and service marks in the United States ("U.S.") and abroad, and filed applications for the registration of additional trademarks and service marks. Our principal trademarks are “Medidata,” "Medidata Solutions," "Medidata Clinical Cloud," "Medidata Patient Cloud," "Rave," and "Architecture of Hope." We also hold several domain names, including the domain names "medidata.com," “mdsol.com,” and “medidatasolutions.com.” As of December 31, 2018, we hold 33 patents as well as numerous published patent applications outstanding in the U.S. and certain foreign countries.
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
Government and Other Regulations
Regulation of Clinical Trials and Electronic Systems Used in Clinical Trials
The conduct of clinical trials is subject to regulation and regulatory guidance associated with the approval of new drugs, biological products and medical devices imposed upon the clinical trial process by the U.S. Food and Drug Administration ("FDA"), the Pharmaceuticals and Medical Devices Agency ("PDMA") in Japan, the Medicines and Healthcare Products Regulatory Agency ("MHRA") in the United Kingdom, the European Medicines Agency ("EMA") in EU/EEA, and other foreign governmental regulatory agencies and international non-governmental organizations, such as the International Conference on Harmonisation ("ICH").
The laws, regulations, and guidance from various countries and regions are often, but not always, harmonized. In those areas that are not yet harmonized, conflicting or even contradictory requirements may exist. Further, the regulatory environment and requirements for clinical trials and drug/biologic/device approvals are undergoing rapid change in the U.S., the European Union ("EU") (including the anticipated implementation of the new Regulation EU No. 536/2014 of the European Parliament and of the Council on clinical trials on medicinal products for human use, and repealing Directive 2001/20/EC) and other areas. We continue to monitor regulatory developments and industry best practices in these areas and make changes and introduce improvements as necessary to remain in compliance. In addition, the uncertainties around the United Kingdom's anticipated 2019 exit from the EU, as well as the move to the EMA from London to Amsterdam, may impact regulatory operations (including the development of new guidance) and the life sciences industry.
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
In addition to these regulations and guidance documents, regulatory authorities have developed regulations and regulatory guidance concerning electronic records and electronic signatures. In general, regulatory guidance stipulates that computerized systems used to capture or manage clinical trial data must meet certain standards for attributability, legibility, contemporaneousness, originality, accuracy, completeness, consistency, and availability, as well as integrity and security. If our customers violate GCP or other regulatory requirements, both parties may run the risk that the violation will result in a regulatory citation, the suspension of the clinical trial, investigator disqualification or debarment, the rejection or withdrawal of a product marketing application, criminal prosecution, or civil penalties. Such risks not only impact our customers, but could also have a material adverse effect on our business, results of operations, or financial condition.
Regulation of Health Information
Government regulation of the use and disclosure of subject (patient) privacy and data protection imposes a number of requirements. In the U.S., regulations issued pursuant to the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") require certain “covered entities,” including facilities and providers that are involved in clinical trials, to comply with established standards regarding the privacy and security of protected health information, and to use standardized code sets when conducting certain electronic transactions. The regulations also require “business associates” that provide services on behalf of the covered entity to follow the same standards. Although we are not a “covered entity” or a “business associate,” and therefore technically are not subject to HIPAA regulations, many users of our products and services are directly regulated under HIPAA and our products cannot be utilized in a manner that is inconsistent with the users' HIPAA compliance requirements. In addition, to the extent we perform functions or activities on behalf of customers that are directly regulated by such health-related privacy laws, we may be required to comply with a number of the same HIPAA requirements. The breach of such requirements on our part may result in liability to our customers and us. In addition to HIPAA, most states within the U.S. have enacted or are considering their own privacy and data protection laws. Such state laws, if more stringent than HIPAA requirements, are not preempted by the federal requirements and we must comply with them as well.
In addition to complying with the privacy laws in the U.S., many foreign governments have data privacy and data protection laws that include additional protections for customer end-user information and for sensitive patient information, including clinical data. Because our services are available to customers in many foreign countries and to domestic customers using our services for multinational clinical trials, we must provide our services in a manner that supports our customers' compliance obligations. Foreign government data protection laws and regulations include the General Data Protection Regulation ("Regulation (EU) 2016/679" or the "GDPR"), and European country-specific laws and regulations that implement or will implement the GDPR, as well as the EU-U.S. Privacy Shield framework.
Employees
As of December 31, 2018, we had a total of 1,998 employees, of which 1,560 were located in the U.S., 252 in Europe, and 186 in the Asia Pacific region. As of December 31, 2018, we had 238 employees in customer services, support, and delivery, 348 employees in professional services, 744 employees in research and development, 420 employees in sales and marketing, and 248 employees in administrative and corporate functions. We also retain additional outside contractors to supplement our services and research and development staff on an as-needed basis. As of December 31, 2018, we had 599 independent contractors, the majority of which have been engaged in connection with help desk, customer service, and software development functions. None of our employees are covered by a collective bargaining agreement, and we consider our relationships with our employees to be good.
Available Information
We were organized as a New York corporation in June 1999 and reincorporated in the State of Delaware in May 2000. Our principal executive offices are located at 350 Hudson Street, 9th Floor, New York, New York 10014, and our telephone number is (212) 918-1800. Our website is located at www.medidata.com. No information contained on our web site is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as reports relating to our securities filed by others pursuant to Section 16 of such act, are available through the investor relations page of our web site free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). The SEC maintains a web site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

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
Our quarterly and annual revenues and operating results have varied in the past and may vary significantly in the future depending on factors such as:

•	budgeting cycles of our customers;

•	the length of our sales cycle;

•	increased competition;

•	our ability to develop innovative products;

•	the timing of new product releases by us or our competitors;

•	market acceptance of our products;

•	changes in our and our competitors' pricing policies;

•	the financial condition of our current and potential customers;

•	changes in the regulatory environment;

•	changes in operating expenses and personnel changes;

•	our ability to hire and retain qualified personnel;

•	the effect of potential acquisitions and consequent integration;

•	our ability to realize benefits from strategic partnerships, acquisitions or investments;

•	equity issuances, including as consideration in acquisitions;

•	variations in the revenue mix of our services and growth rates of our cloud subscription and professional services support offerings;

•	changes in our business strategy;

•	increases in our costs due to inflation; and

•	general economic factors, including factors relating to disruptions in the world credit and equity markets and the related impact on our customers' access to capital.
Our future growth is dependent on the successful development and introduction of new products and enhancements to existing products. There can be no assurance that we will be successful in developing and marketing, on a timely basis, new products or product enhancements, that our new products will adequately address the changing needs of the marketplace, or that we will successfully manage the transition from existing technologies. Certain of these products require a higher level of sales and support expertise. The ability of our sales channel to obtain this expertise and to sell the new product offerings effectively could have an adverse impact on our sales and financial results in future periods. Any of these scenarios may result in the loss of or delay in customer acceptance, diversion of development resources, damage to our reputation, or increased service and warranty costs, any of which could have a material adverse effect on our business, financial position, results of operations, and cash flows.
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
Our top five customers accounted for approximately 22%, 26%, and 26% of our revenues in 2018, 2017, and 2016, respectively. In 2018, 2017, and 2016, no single customer accounted for 10% or more of our total revenues. The loss of any of our major customers could have a material adverse effect on our results of operations and financial condition. We may not be able to maintain our customer relationships, and our customers may delay payment under, or fail to renew, their agreements with us, which could adversely affect our business, results of operations, or financial condition. Any reduction in the amount of revenues that we derive from these customers, without an offsetting increase in new sales to other customers, could have a material adverse effect on our operating results. A significant change in the liquidity or financial position of our customers could also have a material adverse effect on the collectability of our accounts receivable, our liquidity, and our future operating results.
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
We generally recognize revenue from customers ratably over the terms of their subscription agreements, which typically range from one to five years. As a result, most of the revenue we report in each quarter is the result of subscription agreements entered into during previous quarters. Therefore, a decline in new or renewed subscriptions in any one quarter may not be reflected in our revenue results for that quarter. Any such decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services, and potential changes in our attrition rate, may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.
If our security is breached, our business could be disrupted, our operating results could be harmed, and customers could be deterred from using our products and services.
Our business relies on the secure electronic transmission, storage, and hosting of sensitive information, including clinical data, financial information, and other sensitive information relating to our customers, company, and workforce. We anticipate collecting more such information directly from patients as part of our Patient Cloud and mHealth initiatives, including via mobile devices and related systems provided by third parties. As a result, we face some risk of a deliberate or unintentional incident involving unauthorized access to our computer systems (including, among other methods, cyber attacks, or social engineering) that could result in misappropriation or loss of assets or sensitive information, data corruption, or other disruption of business operations. In light of this risk, we have devoted significant resources to protecting and maintaining the confidentiality of our information, including implementing security and privacy programs and controls, training our workforce, and implementing new technology. We have no guarantee that these programs and controls will be adequate to prevent all possible security threats. We believe that any compromise of our electronic systems, including the unauthorized access, use, or disclosure of sensitive information or a significant disruption of our computing assets and networks, would adversely affect our reputation and our ability to fulfill contractual obligations, would require us to devote significant financial and other resources to mitigate such problems, and could increase our future cyber security costs. Moreover, unauthorized access, use, or disclosure of such sensitive information could result in contractual or other liability. In addition, any real or perceived compromise of our security or disclosure of sensitive information may result in lost revenues by deterring customers from using or purchasing our products and services in the future or prompting them to use competing service providers.
Any failure by us to properly protect customer data, including any personal health information we possess or are deemed to possess in connection with the conduct of clinical trials, could subject us to significant liability.
Our customers use our solutions to collect, manage, and report information in connection with the conduct of clinical trials. This information may be considered our customers' proprietary information and/or personal health information of the clinical trial participants or patients. In addition, our Patient Cloud and mHealth initiatives are anticipated to result in our collecting more data (which may or may not be personal health information) directly from patients, including via mobile devices and related systems provided by third parties. Regulation related to the use and disclosure of personal health information continues to expand in scope and complexity. Increased focus on individuals' rights related to their personal information, including personal health information, could lead to an increase in existing and future legislative or regulatory initiatives giving direct legal remedies to individuals, including rights to damages, against entities deemed responsible for not adequately securing such personal information. In addition, courts may look to regulatory standards in identifying or applying a common law theory of liability. Since we receive and process our customers' proprietary information and/or personal information of clinical trial participants from customers utilizing our hosted solutions, there is a risk that we could be liable if there were a breach of an obligation to a protected person under contract, standard of practice, or regulatory requirement. If we fail to properly protect our customers' data or personal information that is in our possession or deemed to be in our possession, we could be subjected to significant liability and our reputation could be harmed.
We rely upon two internal hosting facilities and third party cloud computing services to deliver our solutions to our customers and any disruption of or interference with our hosting systems, operations, or third party cloud computing services would harm our business and results of operations.
Substantially all of the computer hardware necessary to deliver our solutions is located at our internal hosting facilities in Houston, Texas and Frankfurt, Germany. In addition to our dedicated hosting facilities, we utilize third-party cloud computing services from vendors such as Amazon Web Services ("AWS") to help us efficiently scale our cloud-based solutions. Because we cannot easily switch our AWS-serviced operations to another cloud provider, any disruption of or interference with our use of AWS would impact our operations, and our business would be adversely impacted. Our systems and operations or those of AWS could suffer damage or interruption from human error, fire, flood, power loss, telecommunications failure, break-ins, terrorist attacks, acts of war, and similar events. The occurrence of a natural disaster, an act of terrorism, or other unanticipated problems at our or AWS's hosting facilities could result in lengthy interruptions in our service. Although we and AWS maintain backup facilities and disaster recovery services in the event of a system failure, these may be insufficient or fail. Any system failure, including network, software, or hardware failure, that causes an interruption in our Houston or Frankfurt data centers or our use of AWS or that causes a decrease in responsiveness of our cloud-based solutions could damage our reputation and cause us to lose customers, which would harm our business and results of operations. Additionally, our business may be harmed if our customers and potential customers believe our service is unreliable.
Data protection laws and regulations may limit the use of our platform and give rise to operational interruption, liabilities, and reputational harm, which could have a materially adverse impact on our business.
Our customers can use our platform to collect, process, and transfer personal information globally, including sensitive personal information such as clinical information. As regulatory focus on privacy issues continues to increase and worldwide laws and regulations concerning the handling of personal information expand and become more complex, potential risks related to data collection and use for our customers and for our business will intensify. For example, the EU and the U.S. formally entered into a new framework in July 2016 that provides a mechanism for companies to transfer data from EU member states to the U.S. This new framework, called the Privacy Shield, is intended to address shortcoming identified by the Court of Justice of the EU in the previous EU-U.S. Safe Harbor Framework, which the Court of Justice invalidated in October 2015. The Privacy Shield and other data transfer mechanisms are likely to be reviewed by the European course, which may lead to uncertainty about the legal basis for data transfers to the U.S. or interruption of such transfers. In the event such court decisions block the transfers to or from a particular jurisdiction and in the event that no other transfer mechanisms, such as the model clauses, are legally adequate, this could give rise to operational interruption in the performance of our services for customers and internal processing of employee information, regulatory liabilities, and/or reputational harm. In addition, U.S. and foreign governments have enacted or are considering enacting legislation or regulations, or may in the future interpret existing legislation or regulations, in a manner that could significantly impact our ability and the ability of our customers and data partners to collect, augment, use, transfer, and share personal and other information that is integral to certain services we provide. These developments in Europe and elsewhere could harm our business, financial condition, and results of operations, including reducing demand for our platform or limiting its use, increasing our operating costs, and slowing or preventing the closing of sales transactions.
In addition, we may be subject to additional data privacy and security laws in the U.S., such as the California Consumer Privacy Act of 2018. The changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, including health care data or other personal information, could greatly increase our cost of providing our products and services or even prevent us from offering certain services.
Regulators globally are also imposing greater compliance obligations and monetary fines for privacy violations. For example, in 2016 the EU adopted the GDPR, a law governing data practices and privacy, which became effective in May 2018. The law created a range of new compliance obligations, significantly increased financial penalties for non-compliance, and extended the scope of the EU data protection law to all companies processing data of EU residents, regardless of the company's location. If we are not compliant with GDPR requirements, we may be subject to significant fines and our business may be harmed. The GDPR and other privacy and data protection laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements with respect to our customers' use of our platform. We have incurred - and may continue to incur - significant expense to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards, or contractual obligations. In addition, the future enactment of more restrictive laws, rules or regulations, such as those requiring data localization, and/or future enforcement actions or investigations could have a materially adverse impact on us through increased costs or restrictions on our business and noncompliance could result in regulatory penalties, significant legal liability, and harm to our reputation.

Defects or errors in our cloud-based solutions that significantly impact our customers could harm our reputation, result in significant cost to us, and impair our ability to market our solutions.
The software applications underlying our cloud-based solutions and services, including Medidata Rave, are inherently complex and may contain defects or errors, some of which may be material. Errors may result from our own technology or from the interface of our cloud-based solutions with legacy systems and data that we did not develop. The risk of errors is particularly significant when a new product is first introduced or when new versions or enhancements of existing products are released. The likelihood of errors is increased as a result of our commitment to the frequent release of new products and enhancements of existing products.
We have, from time to time, found defects in our solutions. Although these past defects have not resulted in any litigation against us to date, we have invested significant capital, technical, managerial, and other resources to investigate and correct these past defects, and we have needed to divert these resources from other development efforts. In addition, material performance problems or defects in our solutions may arise in the future. Material defects in our cloud-based solutions could result in a reduction in sales, delay in market acceptance of our solutions, or credits or refunds to our customers. In addition, such defects may lead to the loss of existing customers and difficulty in attracting new customers, diversion of development resources, or harm to our reputation.
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
We invest in early-to-late stage companies for strategic reasons to support key business initiatives, and may not realize a return on our strategic investments or realize benefits from such strategic business relationships. If any of the third parties with which we enter a strategic relationship fails to perform as expected, breaches or terminates their agreement with us, or becomes engaged in a dispute with us, our reputation could be adversely affected and our business could be harmed. These companies also generate net losses and the market for their products, services or technologies may be slow to develop; they are therefore dependent on the availability of later rounds of financing from banks or investors on favorable terms to continue their operations. The financial success of our investment in any company is typically dependent on a liquidity event, just as a public offering, acquisition, or other favorable market event reflecting appreciation to the cost of our initial investment. The capital markets for public offerings and acquisitions are dynamic and the likelihood of liquidity events for the companies we have invested in could significantly worsen. Further, valuations of privately held companies are inherently complex due to the lack of readily available market data. If we determine that any of our investments in such companies have experienced a decline in value, we may be required to record an impairment, which could negatively impact our financial results. All of our investments are subject to a risk of partial or total loss of investment capital.
We may expand our business through new acquisitions in the future. Any such acquisitions could disrupt our business, harm our financial condition and dilute current stockholders' ownership interests in our company.
We intend to pursue potential acquisitions of and investments in businesses, technologies, or products complementary to our business and periodically engage in discussions regarding such possible acquisitions. For example, we acquired Fast Track Systems, Inc. ("Fast Track") in March 2008; Clinical Force Limited ("Clinical Force") in July 2011; Patient Profiles, LLC ("Patient Profiles") in October 2014; Intelemage, LLC ("Intelemage") in April 2016; CHITA Inc. ("CHITA") in February 2017; Mytrus, Incorporated ("Mytrus") in April 2017; and SHYFT Analytics, Inc. ("SHYFT") in June 2018.
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
We continue to experience significant growth in our business, operations, and personnel, which has placed a strain on our management, administrative, operational, and financial infrastructure. Our success will depend in part upon the ability of our senior management to manage our projected growth effectively. To do so, we must continue to increase the productivity of our existing employees and to hire, train, and manage new employees as needed. To manage the expected domestic and international growth of our operations and personnel, we will need to continue to improve our operational financial and management controls, our reporting systems and procedures, and our utilization of real estate. If we fail to successfully scale our operations and increase productivity, we will be unable to execute our business plan.
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
Our failure to successfully mitigate these risks could have a material adverse effect on our business, results of operations, and financial condition. In addition, we are continuing to execute on our growth initiatives in Asia, where our strategy is to broaden adoption of our application services, especially in China and South Korea. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, and international political, regulatory and economic developments, all of which can have a significant influence on our operating results. Some of our international sales are made in local currencies, which could fluctuate against the dollar. Accordingly, our operating results could be adversely affected by unfavorable foreign currency fluctuations.

Changes in the United Kingdom's economic and other relationships with the European Union could negatively impact us.
In June 2016, in a referendum vote commonly referred to as "Brexit," a majority of British voters voted to exit the EU. In March 2017, the United Kingdom ("U.K.") government officially triggered the process to formally initiate negotiations for the terms of separation from the EU. EU rules provide for a two-year negotiation period, ending on March 29, 2019, unless an extension is agreed to by the parties. The withdrawal negotiations began in 2017 and remain ongoing. The U.K.'s stated intention is to leave the EU's Single Market and Customs Union. The draft deal negotiated by the U.K. and EU was overwhelmingly rejected by the U.K. Parliament in a vote on January 15, 2019. Consequently, shortly before the U.K. is due to leave the EU, there is no agreement on what the terms of the U.K.'s future relationship with the EU will be. The options are: a new deal being struck; and/or the deadline of March 29, 2019 being extended; and/or the U.K. having a further referendum and voting to remain in the EU; or the U.K. leaving the EU without a deal. It is impossible at the moment to predict which outcome is most likely. The effects of Brexit will depend on any agreements the U.K. makes to retain access to the EU markets either during a transitional period or more permanently. Without access to the single EU market, it may be more challenging and costly to provide our services in Europe. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which EU laws to replace and replicate. If there are changes to U.K. immigration policy as a result of Brexit, this could affect our employees and their ability to move freely between the EU member states for work-related matters. It is unclear what long-term economic, financial, trade, and legal implications the withdrawal of the U.K. from the EU would have and how such withdrawal would affect our business globally and in the region. In addition, Brexit may lead other EU member countries to consider referenda regarding their EU membership. Any of these events, along with any political, economic, and regulatory changes that may occur as a result, could cause political and economic uncertainty in Europe and internationally, and harm our business and financial results.
Our inability to attract and retain highly skilled employees could adversely affect our business.
To execute our growth plan, we must attract and retain highly qualified employees. We do not have employment agreements with any of our executive officers, key management, development, or operations personnel and they could terminate their employment with us at any time. The loss of one or more of our key employees or groups could seriously harm our business. In the technology industry, there is substantial and continuous competition for engineers with high levels of expertise in designing, developing, and managing software and Internet-related services, as well as competition for sales executives, data scientists, and operations personnel. We may not be successful in attracting and retaining qualified personnel. We have from time to time experienced, and expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. These difficulties may be amplified by evolving restrictions on immigration, travel, or availability of visas for skilled technology workers. If we fail to attract new employees or fail to retain and motivate our current employees, our business and future growth prospects could be adversely affected.
We rely in part on third parties for our help desk support and technology partnerships, and our business may suffer if these relationships do not continue.
We currently outsource our help desk support functions, which involve important direct interactions with users of our products. In the event that our vendor becomes unable or unwilling to provide these services to us, we are not equipped to provide the necessary range of help desk support and service functions to our customers. We also work with third-party software companies to allow our cloud-based platform to interface with their products. If we are unable to develop and maintain effective relationships with appropriate technology partners, or if such companies adopt more restrictive policies with respect to, or impose unfavorable terms and conditions on, access to their products, we may not be able to continue to provide our customers with certain platform infrastructure, which could reduce our sales and adversely affect our business, operating results, and financial condition.
We rely on third-party SaaS vendors in connection with numerous critical functions of our business, which presents risks that, if realized, could adversely affect our business operations and financial results.
We currently rely on third-party SaaS vendors in connection with many critical functions of our business, including enterprise resource planning services, customer relationship management services, enterprise cloud applications for human resources, and electronic communication services. Further, some of our cloud-based solutions are hosted by AWS. If any of these services fail or become unavailable due to extended outages or interruptions, or the security of our data stored with the vendors is compromised, or our own access to our data stored with the vendors is restricted or terminated, or the cloud-based services we use are no longer available on commercially reasonable terms or prices, our revenue could be reduced, our reputation could be damaged, expenses could increase, our ability to manage our finances, sales opportunities and workforce could be interrupted, and our processes for delivering services and supporting our customers could be impaired until equivalent services are identified, obtained and implemented, all of which could adversely affect our business.
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
We cannot assure you that our cloud-based solutions and the technologies used in our product offerings do not infringe upon patents held by others or that they will not so infringe in the future. Any future claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is without merit, and could distract our management from our business. Moreover, any settlement or adverse judgment resulting from the claim could require us to pay substantial amounts or obtain a license to continue to use the technology that is the subject of the claim, or otherwise restrict or prohibit our use of the technology. Any required licenses may not be available to us on acceptable terms, if at all. If we do not obtain any required licenses, we could encounter delays in product introductions if we attempt to design around the technology at issue or attempt to find another provider of suitable alternative technology to permit us to continue offering the applicable solution. In addition, we generally provide in our customer agreements that we will indemnify our customers against third-party infringement claims relating to our technology provided to the customer, which could obligate us to fund significant amounts. Infringement claims asserted against us or against our customers or other third parties that we are required or otherwise agree to indemnify may have a material adverse effect on our business, results of operations, or financial condition.
We may be unable to adequately enforce or defend our ownership and use of our intellectual property and other proprietary rights.
Our success is heavily dependent upon our intellectual property and other proprietary rights. We rely upon a combination of trademark, trade secret, copyright, patent, and unfair competition laws, as well as license and access agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring certain of our employees and consultants to enter into confidentiality, non-competition, and assignment of inventions agreements. The steps we take to protect these rights may not be adequate to prevent misappropriation of our technology by third parties, or may not be adequate under the laws of some foreign countries, which may not protect our intellectual property rights to the same extent as do the laws of the U.S.
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
If we resort to legal proceedings to enforce our intellectual property rights or to determine the validity and scope of the intellectual property or other proprietary rights of others, the proceedings could be burdensome and expensive, even if we were to prevail. The failure to adequately protect our intellectual property and other proprietary rights may have a material adverse effect on our business, results of operations, or financial condition.
Our cloud-based solutions and services utilize open source software, and any failure to comply with the terms of one or more of these open source licenses could adversely affect our business.
Our cloud-based solutions utilize software covered by open source licenses. Open source software is typically freely accessible, usable and modifiable, and is used by our development team in an effort to reduce development costs and speed up the development process. Certain open source software licenses require a user who intends to distribute the open source software as a component of the user's software to disclose publicly part or all of the source code to the user's software. In addition, certain open source software licenses require the user of such software to make any derivative works of the open source code available to others on unfavorable terms or at no cost. This can subject previously proprietary software to open source license terms. While we monitor the use of all open source software in our products, processes, and technology and try to ensure that no open source software is used in such a way as to require us to disclose or make available the source code to the related product or solution, such use could inadvertently occur. This could harm our intellectual property position and have a material adverse effect on our business.
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
We are from time to time subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes and employment claims made by our current or former employees. From time to time, third parties have asserted and may in the future assert intellectual property rights to technologies that are important to our business and have demanded and may in the future demand that we license their technology. Litigation may result in substantial costs and may divert management's attention and resources, which may seriously harm our business, overall financial condition, and operating results. Insurance may not cover such claims, may not be sufficient for one or more such claims, and may not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, negatively affecting our business, results of operations, and financial condition.
Our contracts with the U.S. government are subject to termination rights and other risks that could adversely affect us.
Because our U.S. government contracts and subcontracts are generally subject to procurement laws and regulations, we may not receive all of the future revenues we anticipate receiving under those contracts and subcontracts in the expected periods. Some of our government contracts are governed by the Federal Acquisition Regulation ("FAR"), which includes uniform policies and procedures for acquiring goods and services by the U.S. government. The FAR also contains guidelines and regulations for managing a contract after an award, including conditions under which contracts may be terminated, in whole or in part, at the government's convenience. These regulations also subject us to financial audits and other reviews by the government of our costs, performance, accounting, and general business practices relating to our government contracts, which may result in adjustment of our contract-related costs and fees. Any such future procurement actions by government customers are subject to risks and uncertainties, which could affect the allocation, timing, schedule, and scope of our government contracts and subcontracts.
Channel partners generate a significant portion of our sales.
We face ongoing business risks due to our partial reliance on our channel partners, including CROs and systems integrators, to generate sales. We rely on our channel partners for a significant portion of our revenue. These partners have considerable discretion in electing whether to utilize our solutions for their outsourced clinical trial management services. If our channel partners do not effectively market and sell subscriptions to our platform, choose to promote our competitors' products, or fail to meet the needs of our customers, our ability to grow our business and sell subscriptions to our platform may be adversely affected. Should our relationships with our channel partners or the effectiveness of our channel partners decline, we face the risk of declining demand for our services, which would affect our revenues and results of operations. In addition, if we are unable to maintain our relationships with our existing channel partners or develop successful relationships with new channel partners, or if our channel partners fail to perform, our business, financial position, and results of operations could be materially and adversely affected.
Unanticipated changes in our effective tax rate and additional tax liabilities may impact our financial results.
We are subject to income tax in the U.S. and various jurisdictions outside of the U.S. Our effective tax rate could fluctuate due to changes in the mix of earnings and losses in countries with differing statutory tax rates. Our tax expense could also be impacted by changes in non-deductible expenses, changes in excess tax benefits on stock-based compensation, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability of withholding taxes, and effects from acquisitions.
We are open to tax examinations in multiple jurisdictions. While we regularly evaluate new information that may change our judgment resulting in recognition, derecognition, or change in measurement of a tax position taken, there can be no assurance that the final determination of any examinations will not have an adverse effect on our operating results and financial position.
Our tax provision could also be impacted by changes in accounting principles and/or changes in U.S. federal and state or international tax laws applicable to corporate multinationals. Furthermore, changes in taxing jurisdictions' administrative interpretations, decisions, policies and positions could also impact our tax provision.
We may also be subject to additional liabilities for non-income based taxes due to changes in U.S. federal, state, or international tax laws, changes in taxing jurisdictions' administrative interpretations, decisions, policies, and positions, results of tax examinations, settlements or judicial decisions, changes in accounting principles, changes to our business operations, including acquisitions, as well as the evaluation of new information that results in a change to a tax position taken in a prior period.
Risks Related to Our Industry
We face significant competition, which could cause us to lose business or achieve lower margins.
The market for our clinical trial solutions is intensely competitive and characterized by rapidly changing technologies, evolving industry standards, and frequent new product and service introductions and enhancements that may render existing products and services obsolete. Accordingly, our market share and margins are subject to sudden declines. Some of our competitors have longer operating histories, greater financial, technical, marketing and other resources, and greater name recognition than we do. These competitors may respond more quickly than we can to new and emerging technologies and changing customer and regulatory requirements, or devote greater resources to the development, promotion, and sale of their solutions. New competitors may enter our market in the future, as barriers to entry are relatively low in our industry. Increased competition may result in pricing pressures, which could negatively impact our sales, gross margins, or market share. In addition, current and potential competitors have established, and may in the future establish, relationships with vendors of complementary products, technologies, or services to increase the penetration of their products in the marketplace. Even if our products and services are more effective than the products or service offerings of our competitors, current or potential customers might accept competitive products and services in lieu of purchasing our cloud-based solutions and services. Our failure to compete effectively could materially adversely affect our business, financial condition, or results of operations.

We depend entirely on the clinical trial market, and a downturn in this market could cause our revenues to decrease.
Our business depends entirely on the clinical trials conducted or sponsored by pharmaceutical, biotechnology, and medical device companies, CROs, and other entities. Our revenues may decline as a result of conditions affecting these industries, including general economic downturns, increased consolidation, decreased competition, or fewer products under development. Other developments that may affect these industries and harm our operating results include product liability claims, changes in government regulation, changes in governmental price controls or third-party reimbursement practices, and changes in medical practices. Disruptions in the world credit and equity markets may also result in a global downturn in spending on research and development and clinical trials and may impact our customers' access to capital and their ability to pay for our solutions. Any decrease in research and development expenditures or in the size, scope, or frequency of clinical trials could materially adversely affect our business, results of operations, or financial condition.
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
Shares of our common stock were sold in our initial public offering ("IPO") in June 2009 at a price of $7.00 per share (on a post-split basis), and our common stock has subsequently traded as high as $88.87 and as low as $6.68 from our IPO through December 31, 2018. However, an active, liquid, and orderly market for our common stock on The NASDAQ Stock Market or otherwise may not be sustained, which could depress the trading price of our common stock. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

•	our quarterly or annual earnings or those of other companies in our industry;

•	announcements by us or our competitors of significant contracts or acquisitions;

•	changes in accounting standards, policies, guidance, interpretations, or principles;

•	forward-looking guidance to industry and financial analysts related to future revenue and earnings;

•	disruptions in our service due to computer hardware, software, network, or data center problems;

•	general economic and stock market conditions, including disruptions in the world credit and equity markets;

•	the failure of securities analysts to cover our common stock or changes in financial estimates and other metrics and modeling used by analysts in their research reports about our business;

•	future issuances of our common stock, whether in connection with an acquisition, or a capital raising transaction; and

•	the other factors described in these “Risk Factors.”

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
In the past, some companies, including companies in our industry, have had volatile market prices for their securities and have had securities class action suits filed against them. The filing of a lawsuit against us, regardless of the outcome, could have a material adverse effect on our business, financial condition, and results of operations, as it could result in substantial legal costs and a diversion of our management's attention and resources.
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
Guidance is based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We generally state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed, but are not intended to represent that actual results could not fall outside of the suggested ranges. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by analysts.
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
As a public company with common stock listed on The NASDAQ Stock Market, we must comply with various laws, regulations, and requirements. New laws and regulations, as well as changes to existing laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and rules adopted by the SEC and by The NASDAQ Stock Market, may result in increased general and administrative expenses and a diversion of management's time and attention as we respond to new requirements.

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
Our ability to generate the amount of cash needed to service our debt obligations or to obtain additional financing depends on many factors beyond our control.
As of December 31, 2018, we had $95 million outstanding under our Term Loan and $400 million of aggregate principal amount of Revolving Commitments available under our Credit Facility (defined in Note 10, "Debt," to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K). We may borrow amounts in the future and use the proceeds from any future borrowing for general corporate purposes, future acquisitions, expansion of our business, or repurchases of our outstanding shares of common stock.

Our ability to make scheduled payments of the principal of, or to pay interest on or to refinance our future indebtedness depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Refer to Note 10, "Debt," to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further information regarding our Credit Facility.
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

Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our corporate headquarters and other material leased real property and data center space as of December 31, 2018 are shown in the following table. We do not own any real property.

Location	Use	Size	Expiration of Lease
New York, New York	Corporate headquarters	137,535 square feet	April 2024
Boston, Massachusetts	Office space	53,136 square feet	January 2031
Iselin, New Jersey	Office space	50,648 square feet	June 2026
Hammersmith, United Kingdom	Office space	29,106 square feet	February 2027
San Francisco, California	Office space	14,015 square feet	February 2023
Tokyo, Japan	Office space	12,338 square feet	October 2023
Seoul, South Korea	Office space	11,882 square feet	March 2022
Houston, Texas	Data center and office space	11,367 square feet	December 2020
Frankfurt, Germany	Data center	471 square feet	February 2020
We believe these facilities and additional or alternative space available to us will be adequate to meet our needs for the foreseeable future.
Item 3. Legal Proceedings
See Note 16, “Commitments and Contingencies—Legal Matters,” to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for a description of current legal proceedings.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Market Information
Our common stock has been traded on The NASDAQ Global Market under the symbol “MDSO” since the completion of our IPO in June 2009. Before then, there was no public market for our common stock.
The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by The NASDAQ Global Market:

	2018		2017
	High	Low	High	Low
Fourth Quarter	$79.76	$60.10	$81.88	$63.33
Third Quarter	88.87	71.91	85.92	70.38
Second Quarter	85.69	60.70	81.65	56.65
First Quarter	71.82	59.60	58.77	47.77
Holders
As of February 25, 2019, we had approximately 62 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include the many additional beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, New York 11219.
Dividends
Since the completion of our IPO in June 2009, we have not declared or paid any cash dividends on our capital stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends on our common stock will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors that our board of directors considers relevant. The terms of the credit agreement governing our Credit Facility (discussed in Note 10, "Debt," to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K) restrict our ability to pay cash dividends and make stock repurchases, if, after giving effect thereto, the consolidated total net leverage ratio (total funded indebtedness, less unrestricted domestic cash and cash equivalents not to exceed $150 million, to EBITDA) exceeds 2.25 to 1.00 or there is an existing default under the credit agreement.
Securities Authorized for Issuance under Equity Compensation Plans
Refer to Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," under Part III of this Annual Report on Form 10-K for information on where to find information regarding the securities authorized for issuance under our equity compensation plans.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We regularly grant nonvested restricted stock awards and performance-based restricted stock units to our employees pursuant to the terms of our Amended and Restated 2017 Long-Term Incentive Plan ("2017 Plan") and formerly pursuant to the terms of our Second Amended and Restated 2009 Long-Term Incentive Plan ("2009 Plan"). Under the provisions of the 2017 Plan and 2009 Plan, unless otherwise elected, participants fulfill their income tax withholding obligation by having shares withheld at the time of vesting. On the date of vesting, we determine the number of vested shares to be withheld by dividing the participant's income tax withholding obligation by the closing price of our common stock and withhold the resulting number of vested shares.

A summary of our repurchases of shares of our common stock for the three months ended December 31, 2018 is as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs
October 1 – October 31, 2018	6,200	$68.85	—	—
November 1 – November 30, 2018	1,088	71.76	—	—
December 1 – December 31, 2018	1,638	77.21	—	—
Total	8,926	$70.74	—	—
(1) Represents the number of shares acquired as payment by employees of applicable statutory minimum withholding taxes owed upon vesting of restricted stock awards, restricted stock units, or performance-based restricted stock units granted under the 2017 and 2009 Plans.

Stock Performance Graph
The following graph sets forth the total cumulative stockholder return on our common stock for the last five fiscal years as compared to the NASDAQ Composite Index and the NASDAQ Computer Index over the same period. This graph assumes a $100 investment in our common stock at $60.50, which was the adjusted closing market price per share on December 31, 2013. The comparison in the graphs below are based upon historical stock performance and not indicative of, nor intended to forecast, future performance of our common stock.

Item 6. Selected Financial Data
Our selected consolidated financial information presented for each of the years ended December 31, 2018, 2017, and 2016 and as of December 31, 2018 and 2017 was derived from our audited consolidated financial statements, which are included in Item 8 of this Annual Report on Form 10-K. Our selected financial information presented for each of the years ended December 31, 2015 and 2014 and as of December 31, 2016, 2015, and 2014 was derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K.
The information contained in this table should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and accompanying notes thereto included elsewhere in this Annual Report on Form 10-K.
Consolidated Statement of Operations Data

	Year Ended December 31,
	2018	2017		2016		2015	2014
	(in thousands, except per share amounts)
Revenues:
Subscription	$535,672	$457,824	(1)	$388,997	(1)	$336,195	$280,041
Professional services	100,024	86,381	(1)	69,496	(1)	56,311	55,030
Total revenues	635,696	544,205		458,493		392,506	335,071
Costs of revenues:
Subscription	91,087	69,235		62,136		47,795	45,576
Professional services	68,072	57,558		50,473		41,993	39,344
Total cost of revenues	159,159	126,793		112,609		89,788	84,920
Gross profit	476,537	417,412		345,884		302,718	250,151
Operating costs and expenses:
Research and development	162,788	138,564		112,595		92,319	71,757
Sales and marketing	151,943	124,138	(1)	105,925	(1)	103,153	83,435
General and administrative	110,489	94,324		78,678		78,014	69,111
Wire transaction (recovery) loss (2)	—	(4,770)		—		—	5,784
Total operating costs and expenses	425,220	352,256		297,198		273,486	230,087
Operating income	51,317	65,156		48,686		29,232	20,064
Interest and other expense, net	(1,179)	(12,121)		(12,895)		(13,457)	(13,550)
Income before income taxes	50,138	53,035		35,791		15,775	6,514
Provision for income taxes	(1,783)	5,459	(1)	7,782	(1)	2,608	422
Net income	$51,921	$47,576	(1)	$28,009	(1)	$13,167	$6,092
Earnings per share:
Basic	$0.89	$0.84	(1)	$0.50	(1)	$0.25	$0.12
Diluted	$0.85	$0.80	(1)	$0.49	(1)	$0.23	$0.11
Weighted-average common shares outstanding:
Basic	58,125	56,473		55,492		53,717	52,561
Diluted	61,162	59,765		57,249		56,540	55,247

Stock-based compensation expense and depreciation and amortization of intangible assets included in cost of revenues and operating costs and expenses are as follows:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Stock-based compensation expense
Cost of revenues	$6,619	$4,873	$4,425	$5,040	$4,313
Research and development	11,993	13,314	9,223	7,907	4,085
Sales and marketing	12,568	6,833	7,074	9,171	7,450
General and administrative	29,958	22,793	20,436	26,869	22,105
Total stock-based compensation	$61,138	$47,813	$41,158	$48,987	$37,953
Depreciation
Cost of revenues	$18,938	$10,149	$6,341	$5,585	$5,275
Research and development	4,493	4,801	3,637	2,188	2,302
Sales and marketing	3,097	2,967	2,213	1,440	849
General and administrative	2,176	2,031	1,861	973	1,381
Total depreciation	$28,704	$19,948	$14,052	$10,186	$9,807
Amortization of intangible assets
Cost of revenues	5,048	3,664	1,021	517	499
Sales and marketing	1,293	441	276	119	129
Total amortization of intangible assets	$6,341	$4,105	$1,297	$636	$628
Total depreciation and amortization of intangible assets	$35,045	$24,053	$15,349	$10,822	$10,435
Consolidated Balance Sheet Data

	December 31,
	2018	2017		2016		2015	2014
	(in thousands)
Cash and cash equivalents (4)	$105,440	$237,325		$93,519		$49,562	$39,517
Total marketable securities (3)	135,105	426,008		421,703		429,167	417,126
Total current assets	462,485	641,017	(1)	516,267	(1)	383,201	357,852
Restricted cash (5)	7,205	5,518		5,760		5,755	5,118
Total assets	913,212	1,061,233	(1)	828,103	(1)	684,180	617,639
Total deferred revenue	78,306	82,631	(1)	75,850	(1)	78,575	64,264
Total capital lease obligations	—	—		—		—	46
Total long-term debt (3)(4)	88,366	92,841		263,401		249,487	236,308
Stockholders' equity (3)(6)	631,448	512,610	(1)	413,972	(1)	284,156	264,699

(1)	Figures have been recast to reflect our January 1, 2018 full retrospective adoption of Accounting Standards Codification ("ASC") 606.

(2)
Operating costs and expenses for the year ended December 31, 2017 include recognition of insurance recovery of amounts associated with an international wire transfer fraud committed against us, recognized during the year ended December 31, 2014. See Note 2, "Wire Transaction Recovery," to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for more information.

(3)
In August 2013, we issued $287.5 million of 1.00% convertible senior notes which matured on August 1, 2018. In accounting for the issuance, we bifurcated the notes into liability and equity components. As of December 31, 2017, the liability portion was recorded, net of discount and unamortized debt issuance costs, in short-term liabilities on our consolidated balance sheets. As of December 31, 2016, 2015, and 2014 the liability was recorded as long-term. Proceeds from this issuance were invested into high quality marketable securities. See Note 10, "Debt," to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further information.

(4)
In December 2017, we entered into a credit agreement consisting of revolving commitments with a maximum borrowing limit of $400.0 million and term loans in an aggregate principal amount of $100.0 million. Each of the term loans and the revolving commitments is scheduled to mature on December 21, 2022. The long-term debt balance as of December 31, 2018 and 2017 in the accompanying balance sheets is presented net of unamortized deferred financing costs. See Note 10, "Debt," to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further information.

(5)	Our restricted cash represents deposits made to fully collateralize certain standby letters of credit in connection with office lease arrangements.

(6)
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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our financial condition and results of operations. You should read this discussion and analysis together with our consolidated financial statements and accompanying notes to consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based on management's current expectations, estimates, and projections about our business and operations. Our actual results may differ from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those described in “Risk Factors” under Item 1A and elsewhere in this Annual Report on Form 10-K.
Overview
Our unified platform, pioneering analytics, and clinical technology expertise power the development and commercialization of new therapies for over one thousand pharmaceutical companies, biotech and medical device firms, academic medical centers, and CROs around the world. The Medidata Cloud connects patients, physicians, and life sciences professionals, and companies on the Medidata platform are individually and collaboratively reinventing the way research is done to create smarter, more precise treatments.
Highlights
2018
Total revenue increased 17% to $635.7 million, compared with $544.2 million in 2017.
Net income was $51.9 million, or $0.85 per diluted share, up 9% compared with $47.6 million, or $0.80 per diluted share, in 2017.
Operating income was $51.3 million, down 21% compared with $65.2 million in 2017.
12-month unadjusted subscription backlog grew to $522 million as of December 31, 2018, up 17% compared with $446 million at the end of 2017.
Total multi-year subscription backlog grew to $1,170 million as of December 31, 2018, up 13% compared with $1,036 million at the end of 2017.
2017
Total revenue increased 19% to $544.2 million, compared with $458.5 million in 2016.
Net income was $47.6 million, or $0.80 per diluted share, up 70% compared with $28.0 million, or $0.49 per diluted share, in 2016.
Operating income was $65.2 million, up 34% compared with $48.7 million in 2016.
12-month subscription backlog grew to $446 million as of December 31, 2017, up 30% compared with $343 million at the end of 2016.
Total multi-year subscription backlog grew to $1,036 million as of December 31, 2017, up 39% compared with $745 million at the end of 2016.
Results of Operations
Revenues
Our revenues are derived from subscription and professional services.
Our subscription revenues consist of customer fees for the utilization of our cloud-based solutions. Subscriptions to our solutions are provided through multi-study arrangements, which allow customers to manage up to a predetermined number of clinical trials for a term generally ranging from one to five years, and single-study arrangements that allow customers to use our solutions for an individual study and/or to evaluate our products prior to committing to multi-study arrangements. Many of our customers have migrated from single-study arrangements to multi-study arrangements, which represent the majority of our subscription revenues. We recognize revenues from subscriptions ratably over the terms of these arrangements. A majority of our subscription revenues in each period are generated from arrangements initiated during prior periods. Consequently, an increase or decrease in new subscription arrangements in a particular period may not significantly affect our results of operations in that period.
Professional services revenue is derived from the provision of services that help life sciences companies realize higher value in their clinical development processes. Our professional services provide our customers with reliable, repeatable, and cost-effective implementation and training in the use of our cloud-based solutions. We also offer consulting services to advise customers on ways to optimize their clinical development processes.

Revenues for 2018, 2017, and 2016 were as follows:

	2018	Change	2017 (1)	Change	2016 (1)
Revenues:	(amounts in thousands except percentages)
Subscription	$535,672	17.0%	$457,824	17.7%	$388,997
Percentage of total revenues	84.3%		84.1%		84.8%
Professional services	100,024	15.8%	86,381	24.3%	69,496
Percentage of total revenues	15.7%		15.9%		15.2%
Total revenues	$635,696	16.8%	$544,205	18.7%	$458,493
(1) Recast to reflect January 1, 2018 full retrospective adoption of ASC 606.
In 2018 and 2017, year-over-year growth in subscription revenues was driven by sales growth among existing customers, both in the form of additional product subscriptions, which we refer to as "density", and increased usage under existing subscriptions, which we refer to as "intensity", as well as new customer wins. Our electronic data capture, risk-based monitoring, payments, and commercial solutions were strong contributors. Our revenue retention rate was over 99% in 2018, 2017, 2016, and our customer count doubled over the three-year period ended December 31, 2018. At the end of 2018 and 2017, we had 12-month subscription backlog of approximately $522 million and $446 million, respectively, representing the future contract value of outstanding arrangements, billed and unbilled, to be recognized in 2019 and 2018, respectively. As of December 31, 2018, our total multi-year subscription backlog was approximately $1,170 million.
Year-over-year growth in professional services revenues in 2018 and 2017 reflects demand from new and existing customers for platform implementation, partner and sponsor enablement, and ongoing support services.
Cost of Revenues
Cost of revenues consists primarily of costs related to delivering, maintaining, and supporting our cloud-based solutions and delivering our professional services and support. These costs include salaries, benefits, bonuses, and stock-based compensation for our data center and professional services staff, as well as costs of third-party consultants. Cost of revenues also includes expenses associated with our data centers, including networking and related depreciation expense, as well as outside service provider costs, amortization expense associated with acquired and developed technology, and general overhead. We allocate general overhead, such as applicable shared rent and utilities, to cost of revenues based on relative headcount. The costs associated with providing professional services are recognized as such costs are incurred. Over the long term, we believe that cost of revenues as a percentage of total revenues will decrease.
Cost of revenues for 2018, 2017, and 2016 was as follows:

	2018	Change	2017 (1)	Change	2016 (1)
Cost of revenues:	(amounts in thousands except percentages)
Subscription	$91,087	31.6%	$69,235	11.4%	$62,136
Percentage of total revenues	14.3%		12.7%		13.6%
Professional services	68,072	18.3%	57,558	14.0%	50,473
Percentage of total revenues	10.7%		10.6%		11.0%
Total cost of revenues	$159,159	25.5%	$126,793	12.6%	$112,609
Percentage of total revenues	25.0%		23.3%		24.6%

Gross profit	$476,537	14.2%	$417,412	20.7%	$345,884
Gross margin	75.0%		76.7%		75.4%

Subscription margin	83.0%		84.9%		84.0%
Professional services margin	31.9%		33.4%		27.4%

(1) Recast to reflect January 1, 2018 full retrospective adoption of ASC 606.
In 2018, the year-over-year growth in cost of subscription revenues was driven by an increase in depreciation and amortization of $9.7 million associated with internally developed and recently acquired technology assets. Expenses were also impacted by an increase in personnel-related costs of $4.9 million associated with a 10% increase in average headcount and the acquisition of SHYFT, an earlier-stage business that has yet to develop economies of scale. An increase in third-party hosting and cloud costs of $3.8 million resulting from higher platform activity was also a driver. In 2017, the year-over-year growth in cost of subscription revenues was primarily driven by an increase in depreciation and amortization of $6.1 million, associated with internally developed and acquired technology assets, as well as increased personnel-related costs as a result of headcount increases to support our business growth.
The year-over-year growth in cost of professional services revenues in 2018 and 2017 was predominantly due to increases in personnel-related costs associated with our headcount additions in response to strong customer demand and expanding skill requirements for professional services. In 2018, increased expenses following the acquisition of SHYFT were also a factor, causing an initial decline in professional services margin that is expected to resolve as we scale the business. Increased consulting costs were an additional contributor to the grown in cost of professional services revenues in both 2018 and 2017.
In 2018, overall gross margin decreased to 75.0%, driven by lower subscription and professional services margins, reflecting the aforementioned business, infrastructure, and workforce investments. In 2017, overall gross margin rose to 76.7% from 75.4%, as prior workforce and infrastructure investments began to deliver value and scale.
Operating Costs and Expenses
Research and Development. Research and development expenses consist primarily of personnel and related expenses for our research and development staff, including salaries, benefits, bonuses, and stock-based compensation, as well as the cost of certain third-party service providers and allocated overhead. We have focused our research and development efforts on expanding the functionality and ease of use of our cloud-based solutions. We expect research and development costs to increase in the future as we intend to release new features and functionality designed to maximize the efficiency and effectiveness of our customers' treatment development and commercialization processes. Over the long term, we believe that research and development expenses as a percentage of total revenues will decrease.
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
General and Administrative. General and administrative expenses consist primarily of personnel and related expenses for executive, legal, finance, and human resources departments, including salaries, benefits, bonuses, and stock-based compensation, as well as professional fees, insurance premiums, allocated overhead, and other corporate expenses. On an ongoing basis, we expect general and administrative expenses to increase in absolute terms due to continued investment in our infrastructure to support our continued growth. We expect that general and administrative expenses as a percentage of total revenues will decrease marginally in the future.
Operating costs and expenses for 2018, 2017, and 2016 were as follows:

	2018	Change	2017 (1)	Change	2016 (1)
Operating costs and expenses:	(amounts in thousands except percentages)
Research and development	$162,788	17.5%	$138,564	23.1%	$112,595
Percentage of total revenues	25.6%		25.5%		24.5%
Sales and marketing	151,943	22.4%	124,138	17.2%	105,925
Percentage of total revenues	23.9%		22.8%		23.1%
General and administrative	110,489	17.1%	94,324	19.9%	78,678
Percentage of total revenues	17.4%		17.3%		17.2%
Wire transaction recovery	—	100.0%	(4,770)	(100.0)%	—
Percentage of total revenues	—%		(0.9)%		—%
Total operating costs and expenses	$425,220	20.7%	$352,256	18.5%	$297,198
Percentage of total revenues	66.9%		64.7%		64.8%

Operating income	$51,317	(21.2)%	$65,156	33.8%	$48,686
Operating margin	8.1%		12.0%		10.6%

(1) Recast to reflect January 1, 2018 full retrospective adoption of ASC 606.
The growth in research and development expenses in 2018 and 2017 was primarily due to increased personnel-related costs associated with headcount and skill set investments in support of our growth; average headcount grew 17% in 2018 and 31% in 2017, as a result of our acquisitions (SHYFT in 2018, and Mytrus and CHITA in 2017) and the continued hiring of highly skilled engineering talent in both periods. Research and development expenses for both 2018 and 2017 were also impacted by our increased use of specialized consultants and outside experts to enhance the value of our platform. In both periods, the aforementioned people cost increases were partially offset by capitalization of internal-use software development costs associated with the Medidata Cloud platform.
The growth in sales and marketing expenses in 2018 and 2017 was predominantly driven by personnel-related costs associated with headcount increases in connection with expansion of our global sales organization and partner team and with our acquisitions. Average sales and marketing headcount increased 25% in 2018 and 12% in 2017.
The growth in general and administrative expenses in 2018 and 2017 was primarily driven by personnel-related costs associated with increases in average headcount of 12% in 2018 and 6% in 2017. General and administrative expenses in both periods were also impacted by increased legal and professional fees associated with our recent acquisitions and with litigation matters.
Our total operating costs and expenses for 2017 include the insurance recovery of $4.8 million associated with the previously recognized 2014 wire transaction loss. For further information, see Note 2, "Wire Transaction Recovery," to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
Interest and Other Expense
Interest and other expense for 2018, 2017, and 2016 was as follows:

	2018	Change	2017	Change	2016
	(amounts in thousands except percentages)
Interest and other income (expense)
Interest expense	(15,855)		(17,765)		(17,288)
Interest income	7,435		5,717		4,382
Other income (expense), net	7,241		(73)		11
Total interest and other expense, net	$(1,179)	(90.3)%	$(12,121)	(6.0)%	$(12,895)
The decline in total interest and other expense in 2018 was driven by a gain on step acquisition of SHYFT of $7.6 million (included in other income), a decrease in interest expense of $6.5 million as a result of the settlement of our 1.00% convertible senior notes on August 1, 2018, and $1.1 million of interest income associated with the wire transaction recovery, partially offset by an increase in interest expense of $4.5 million associated with our credit facility entered into in December 2017. For further information, see Note 10, “Debt,” to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. The decline in total interest and other expense in 2017 was primarily driven by increased interest income on our available-for-sale marketable securities, partially offset by increased interest expense on our 1.00% convertible notes.
Income Taxes
We are subject to income tax in the U.S. and foreign jurisdictions in which we conduct business. See Note 15, “Income Taxes,” to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for more information regarding our income taxes.
Income taxes for 2018, 2017, and 2016 were as follows:

	2018	2017 (1)	2016 (1)
	(amounts in thousands except percentages)
Provision for income taxes	$(1,783)	$5,459	$7,782
Effective tax rate	(3.6)%	10.3%	21.7%
(1) Recast to reflect January 1, 2018 full retrospective adoption of ASC 606.

We had an effective tax rate of (3.6)% for 2018 compared with 10.3% for 2017 and 21.7% for 2016. In 2018, our effective tax rate was lower than the U.S. statutory rate of 21% primarily due to the benefit of research and development tax credits generated during the year and excess tax benefits of stock-based compensation. In 2017, our effective tax rate was lower than the U.S. statutory rate of 35% primarily due to the tax benefit of research and development tax credits generated during the year, excess tax benefits of stock-based compensation, and the intra-entity transfer of assets (for which we were required to recognize income tax consequences at time of transfer, due to the early adoption of ASU No. 2016-16), partially offset by the impact of the enactment of the U.S. Tax Cuts and Jobs Act (the "Tax Act"). In 2016, our effective tax rate was lower than the U.S. statutory rate of 35% as a result of the tax benefit of research and development tax credits generated during the year, change in unrecognized tax benefits on research and development tax credit carryovers resulting from the conclusion of an Internal Revenue Service ("IRS") tax examination, stock-based compensation inclusive of excess tax benefits recognized due to early adoption of ASU No. 2016-09, tax rate differentials on the mix of foreign jurisdictional earnings, and losses incurred by a foreign subsidiary related to our non-U.S. operations for which we have not realized a related tax benefit. Research and development tax credits and the tax impact of stock-based compensation will likely continue to affect future periods' effective tax rates as we continue to develop and enhance our products and grow domestically and internationally.
Liquidity and Capital Resources
We believe that our cash flows from operations, cash and cash equivalents, and highly liquid marketable securities will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for the foreseeable future. Our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors, including any expansion of our business that we may complete. The following table presents selected financial information related to our liquidity and capital resources as of and for the years ended December 31, 2018, 2017, and 2016 (in thousands):

	2018	2017	2016
Cash, cash equivalents, and marketable securities	$240,545	$663,333	$515,222
Furniture, fixtures and equipment, net	$98,983	$88,091	$58,461
1.00% convertible senior notes, net (including current maturities)	$—	$278,094	$263,401
Term loan, net (including current maturities)	$93,275	$97,841	$—

Cash provided by operating activities	$89,176	$121,746	$88,769
Cash provided by (used in) investing activities	$72,077	$(78,030)	$(41,407)
Cash (used in) provided by financing activities	$(290,419)	$99,089	$(3,311)
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
For 2018, cash provided by operating activities of $89.2 million was driven by strong customer collections, which were 2% higher than in the prior year, partially offset by operating expenditures and cash interest expense on our term loan and 1.00% convertible senior notes (the "Notes"). Cash used in investing activities of $72.1 million consisted primarily of net payments of $178.9 million to acquire SHYFT and cash payments for capital expenditures of $40.1 million, partially offset by net sales of marketable securities of $291.1 million. Cash used in financing activities of $290.4 million was driven by the repayment of the $287.5 million principal amount of the Notes upon maturity on August 1, 2018, the acquisition of $20.1 million in treasury stock in connection with equity plan participant tax withholdings upon vesting, $5.0 million in term loan principal payments, and $4.6 million in earn-out payments related to the 2017 acquisition of CHITA, partially offset by equity plan proceeds of $27.0 million.
For 2017, cash provided by operating activities of $121.7 million was driven by strong customer collections, which were 28% higher than in the prior year, partially offset by operating expenditures and cash interest expense on our 1.00% convertible senior notes. Cash used in investing activities of $78.0 million consisted primarily of cash payments for capital expenditures of $44.6 million, aggregate payments of $22.9 million to acquire CHITA and Mytrus, purchase of $4.1 million in cost method investments, and net purchases of marketable securities of $6.3 million. Cash provided by financing activities of $99.1 million consisted of $98.0 million in net proceeds from the term loan portion of our credit facility and equity plan proceeds of $19.6 million, partially offset by the acquisition of $18.5 million in treasury stock in connection with equity plan participant tax withholdings upon vesting.
For 2016, cash provided by operating activities of $88.8 million was driven by strong customer collections, which were 15% higher than in the prior year, partially offset by operating expenditures and cash interest expense on our 1.00% convertible senior notes. Cash used in investing activities of $41.4 million consisted primarily of cash payments for capital expenditures of $25.7 million, a net payment of $17.2 million to acquire Intelemage, and $4.0 million cost method investment, partially offset by net sales of marketable securities of $5.4 million. Cash used in financing activities of $3.3 million resulted predominantly from the acquisition of $15.6 million in treasury stock in connection with equity plan participant tax withholdings upon vesting, partially offset by equity plan proceeds of $12.4 million.
Capital Assets
We acquired $39.7 million in capital assets during 2018, predominantly related to continued enhancements to our existing infrastructure and facilities and capitalization of software development costs. Our actual cash payments for capital expenditures during 2018 were $40.1 million. We expect to spend approximately $60 million on capital expenditures during 2019.
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
In December 2017, we entered into a credit agreement that provides us with a senior secured first lien credit facility in an aggregate principal amount of $500.0 million, consisting of (a) term loans in an aggregate principal amount of $100.0 million (the "Term Loans") and (b) revolving commitments in an aggregate principal amount of $400.0 million. The credit facility is scheduled to mature on December 21, 2022, with the term loans payable in quarterly installments and interest payable in quarterly installments.
We intend to use the net proceeds from our debt for working capital and other general corporate purposes, including possible acquisitions of, or investments in, businesses, technologies, or products complementary to our business. For further information, see Note 10, “Debt,” to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
Critical Accounting Estimates
Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions about certain items and future events. We consider the following estimates and assumptions to be critical to an understanding of our financial statements because they inherently involve levels of subjectivity and judgment and may have a material impact on our financial condition or results of operations. Also see Note 1, “Summary of Significant Accounting Policies,” to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, which discusses our significant accounting policies.
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

Stock-Based Compensation
For all equity grants, we recognize compensation cost under the straight-line method, net of estimated forfeitures. Forfeiture assumptions used in amortizing stock-based compensation expense are management estimates based on an analysis of historical data. Refer to Note 12, “Stock-Based Compensation,” to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for more information about our equity plans and the types of equity compensation we grant to employees.
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
Business Combinations
Upon acquisition of a business, we allocate the fair value of purchase consideration among the tangible assets acquired, tangible liabilities assumed, and identifiable intangible assets acquired based on their estimated fair values at the purchase date, the estimation of which requires management to make significant judgments and assumptions. The excess of the fair value of purchase consideration over the fair values of these assets and liabilities is recorded as goodwill. During the one-year measurement period following an acquisition, we may record adjustments to the assets acquired and liabilities assumed, and to goodwill, based on additional information that impacts the estimated fair values as of the purchase date.
Income Taxes
Our income tax expenses, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management's best assessment of estimated current and future taxes to be paid. The objective of accounting for income taxes, as prescribed by the relevant accounting guidance, is to recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in the financial statements. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The assumptions about future tax consequences require significant judgment and variations in the actual outcome of these consequences could materially impact our results of operations.
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Determination of valuation allowances, if any, recorded against deferred tax assets requires significant judgment and use of assumptions, such as estimates of future taxable income. The Tax Act was enacted on December 22, 2017 and introduced significant changes to U.S. income tax law including changes to the taxation of foreign earnings and the ability to utilize foreign tax credits. As of December 31, 2017, we made a determination that it is more likely than not that our deferred tax asset related to foreign tax credits will not be realized, resulting in the establishment of a valuation allowance and corresponding increase in income tax expense of $3.2 million for the year ended December 31, 2017. In 2018, upon filing the tax returns of our foreign entities for the year ended December 31, 2017, we revised our deferred tax asset for the foreign tax credits and the related valuation allowance to reflect the amounts included on the tax returns.
Effect of Recently Issued Accounting Pronouncements on Current and Future Trends
Refer to Note 1, “Summary of Significant Accounting Policies—Recently Issued Accounting Pronouncements,” to our consolidated financial statements, which are included in Item 8 of this Annual Report on Form 10-K. No other recently issued accounting pronouncements have had or are expected to have a material impact on our current or future trends.
Contractual Obligations, Commitments and Contingencies
The following table of our material contractual obligations as of December 31, 2018 summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated (in thousands):

	Payments Due by Period
	Total	2019	2020 - 2021	2022- 2023	2024 and later
Contractual Obligations:
Operating lease obligations	132,339	17,982	38,490	36,645	39,222
Term loan	95,000	5,000	17,500	72,500	—
Interest payments on term loan	11,673	3,419	5,838	2,416	—
Unused fees on revolving commitments	2,480	620	1,240	620	—
Contingent consideration	1,110	1,110	—	—	—
Total	$242,602	$28,131	$63,068	$112,181	$39,222
Operating and Lease Obligations
We lease office space under noncancelable operating lease agreements. For further information, see Note 11, “Lease Commitments,” to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
Credit Facility
In December 2017, we entered into a credit facility consisting of term loans in an aggregate principal amount of $100.0 million and revolving commitments in an aggregate principal amount of $400.0 million. As of December 31, 2018, $95.0 million was outstanding under the term loans and the revolving commitments were undrawn. Each of the term loans and the revolving commitments is scheduled to mature on December 21, 2022, with the term loans payable in quarterly installments and interest payable in monthly installments.
Contingent Consideration
In February 2017, we recognized a contingent consideration liability in connection with the acquisition of CHITA which had an initial fair value of $5.7 million at the purchase date. The liability is adjusted quarterly to reflect payments made to date and any changes in expectations regarding future payments. Periodic earn-out payments under this arrangement will conclude in the third quarter of 2019.
Letters of Credit
We had several outstanding standby letters of credit totaling $7.2 million and $5.5 million as of December 31, 2018 and 2017, respectively, which were fully collateralized with our restricted cash and are not included in the above contractual obligations table.

Tax Uncertainties
The relevant accounting guidance provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, on the basis of the technical merits of the position. We recognize tax liabilities based on estimates of whether additional taxes and interest will be due. We adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. As of December 31, 2018, we had approximately $6.4 million of gross unrecognized tax benefits. At this time, we are unable to make a reasonably reliable estimate of the cash settlement amount or the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligations table.
Legal Matters
For discussion of legal matters, refer to Note 16, “Commitments and Contingencies—Legal Matters,” to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of December 31, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(A)(4)(ii) of Regulation S-K, promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors. We do not engage in off-balance sheet financing arrangements, aside from entering into operating leases, which will largely be recorded on our balance sheet effective January 1, 2019 in connection with our adoption of the new leasing guidance in ASC 842. For additional details, refer to Note 1, “Summary of Significant Accounting Policies—Recently Issued Accounting Pronouncements,” to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
We had unrestricted cash and cash equivalents totaling $105.4 million at December 31, 2018. Our cash equivalents are invested principally in money market funds. We also had investments in marketable securities, which we classify as available-for-sale securities, totaling $135.1 million at December 31, 2018. Substantially all of our marketable securities are fixed income securities, which primarily consist of high quality commercial paper and corporate bonds. Due to the short duration, laddered maturities, and high credit ratings of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.
Our exposure to interest rate risk mainly relates to current and future borrowings under our credit facility. Based on the $95.0 million of term loan principal outstanding under our credit facility as of December 31, 2018, the estimated potential impact of a hypothetical 1% increase in interest rate would amount to $1.0 million for the year ended December 31, 2018.
Exchange Rate Sensitivity
Our non-U.S. operating subsidiaries are located in the United Kingdom, Japan, South Korea, Singapore, China, and Germany. The functional currencies for these subsidiaries are the respective local currencies. We have exposure to exchange rate movements that are captured in translation adjustments for these subsidiaries. Such cumulative adjustments are recorded in accumulated other comprehensive income (loss). The estimated potential translation loss for 2018 resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounted to $3.3 million.
We bill our customers primarily in U.S. dollars. The majority of our foreign currency billings are billed from Medidata Solutions, Inc., a U.S. entity. Foreign currency billings are mainly denominated in Euros, British pounds sterling, Chinese yuan, Australian dollars, and Canadian dollars. Our foreign currency denominated costs and expenses are mainly incurred by our non-U.S. operating subsidiaries. Accordingly, future changes in currency exchange rates will impact our future operating results. The following table includes the percentage of our revenues and expenses denominated in foreign currencies:

	2018	2017	2016
Revenues	4.5%	4.3%	4.9%
Costs and expenses	17.3%	19.5%	17.4%
Total losses arising from transactions denominated in foreign currencies amounted to $1.2 million in 2018, $0.6 million in 2017, and $0.1 million in 2016.
Impact of Inflation
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Medidata Solutions, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Medidata Solutions, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle
As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for revenue from contracts with customers due to the adoption of the new revenue standard, ASC Topic 606, “Revenue from Contracts with Customers”. The Company adopted the new revenue standard using the full retrospective approach.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/Deloitte & Touche LLP

New York, New York
March 1, 2019

We have served as the Company’s auditor since 2004.

MEDIDATA SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(Amounts in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$105,440	$237,325
Marketable securities	135,105	246,967
Accounts receivable, net of allowance for doubtful accounts of $1,999 and $1,454, respectively (1)	170,744	110,685
Prepaid commission expense	22,247	12,404	(2)
Prepaid expenses and other current assets	28,949	33,636	(2)
Total current assets	462,485	641,017
Restricted cash	7,205	5,518
Furniture, fixtures and equipment, net	98,983	88,091
Marketable securities, long-term	—	179,041
Goodwill	216,017	47,435
Intangible assets, net	29,546	17,587
Deferred income taxes	45,982	35,789	(2)
Other assets	52,994	46,755	(2)
Total assets	$913,212	$1,061,233
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,482	$5,009
Accrued payroll and other compensation	51,270	32,537
Accrued expenses and other	37,487	36,041
Deferred revenue	74,463	77,375	(2)
1.00% convertible senior notes, net	—	278,094
Total current liabilities	170,702	429,056
Noncurrent liabilities:
Term loan, net	88,366	92,841
Deferred revenue, less current portion	3,843	5,256
Deferred tax liabilities	99	99
Other long-term liabilities	18,754	21,371
Total noncurrent liabilities	111,062	119,567
Total liabilities	281,764	548,623
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01 per share; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $0.01 per share; 200,000 shares authorized; 66,103 and 62,801 shares issued; 61,348 and 58,607 shares outstanding, respectively	661	628
Additional paid-in capital	574,667	486,147
Treasury stock, 4,755 and 4,194 shares, respectively	(152,849)	(132,705)
Accumulated other comprehensive loss	(4,869)	(3,377)
Retained earnings	213,838	161,917	(2)
Total stockholders' equity	631,448	512,610
Total liabilities and stockholders' equity	$913,212	$1,061,233
(1) Unbilled receivables of $38,601 and $12,488, respectively, are included in accounts receivable as of December 31, 2018 and 2017.
(2) The consolidated balance sheet as of December 31, 2017 has been recast to reflect the Company's January 1, 2018 full retrospective adoption of Accounting Standards Codification ("ASC") 606. For additional details, see Note 1, "Summary of Significant Accounting Policies — Recently Adopted Accounting Pronouncements."

The accompanying notes are an integral part of the consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017		2016
	(Amounts in thousands, except per share data)
Revenues
Subscription	$535,672	$457,824	(4)	$388,997	(4)
Professional services	100,024	86,381	(4)	69,496	(4)
Total revenues	635,696	544,205		458,493
Cost of revenues (1)(2)
Subscription	91,087	69,235		62,136
Professional services	68,072	57,558		50,473
Total cost of revenues	159,159	126,793		112,609
Gross profit	476,537	417,412		345,884
Operating costs and expenses
Research and development (1)	162,788	138,564		112,595
Sales and marketing (1)(2)	151,943	124,138	(4)	105,925	(4)
General and administrative (1)	110,489	94,324		78,678
Wire transaction recovery (3)	—	(4,770)		—
Total operating costs and expenses	425,220	352,256		297,198
Operating income	51,317	65,156		48,686
Interest and other income (expense)
Interest expense	(15,855)	(17,765)		(17,288)
Interest income	7,435	5,717		4,382
Other income (expense), net	7,241	(73)		11
Total interest and other expense, net	(1,179)	(12,121)		(12,895)
Income before income taxes	50,138	53,035		35,791
Provision for income taxes	(1,783)	5,459	(4)	7,782	(4)
Net income	$51,921	$47,576	(4)	$28,009	(4)
Earnings per share
Basic	$0.89	$0.84	(4)	$0.50	(4)
Diluted	$0.85	$0.80	(4)	$0.49	(4)
Weighted-average common shares outstanding
Basic	58,125	56,473		55,492
Diluted	61,162	59,765		57,249
(1) Stock-based compensation expense included in cost of revenues and operating costs and expenses is as follows:
Cost of revenues	$6,619	$4,873		$4,425
Research and development	11,993	13,314		9,223
Sales and marketing	12,568	6,833		7,074
General and administrative	29,958	22,793		20,436
Total stock-based compensation	$61,138	$47,813		$41,158
(2) Amortization of intangible assets included in cost of revenues and operating costs and expenses is as follows:
Cost of revenues	$5,048	$3,664		$1,021
Sales and marketing	1,293	441		276
Total amortization of intangible assets	$6,341	$4,105		$1,297
(3) Operating costs and expenses for the year ended December 31, 2017 include recognition of insurance recovery of amounts associated with the previously recognized 2014 wire transaction loss. For additional details, see Note 2, "Wire Transaction Recovery."

(4) The consolidated statements of operations for the years ended December 31, 2017 and 2016 have been recast to reflect the Company's January 1, 2018 full retrospective adoption of ASC 606. For additional details, see Note 1, "Summary of Significant Accounting Policies — Recently Adopted Accounting Pronouncements."

The accompanying notes are an integral part of the consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2018	2017		2016
	(Amounts in thousands)
Net income	$51,921	$47,576	(1)	$28,009	(1)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,796)	2,270		(2,324)
Unrealized gain (loss) on marketable securities	659	(601)		728
Other comprehensive (loss) income	(1,137)	1,669		(1,596)
Income tax related to unrealized gain or loss on marketable securities	(355)	230		(276)
Other comprehensive (loss) income, net of tax	(1,492)	1,899		(1,872)
Comprehensive income, net of tax	$50,429	$49,475	(1)	$26,137	(1)
(1) The consolidated statements of comprehensive income for the years ended December 31, 2017 and 2016 have been recast to reflect the Company's January 1, 2018 full retrospective adoption of ASC 606.

The accompanying notes are an integral part of the consolidated financial statements.

MEDIDATA SOLUTIONS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings (1)	Total
(amounts in thousands)	Shares	Amount		Shares	Amount
Balance—December 31, 2015	59,455	$594	$364,973	3,144	$(100,806)	$(3,404)	$73,376	$334,733
Opening retained earnings adjustment for cumulative effect of full retrospective adoption of ASC 606 (1)							12,956	$12,956
Adjusted Balance—January 1, 2016	59,455	594	364,973	3,144	(100,806)	(3,404)	86,332	347,689
Net income (1)	—	—	—	—	—	—	28,009	28,009
Other comprehensive loss, net of tax	—	—	—	—	—	(1,872)	—	(1,872)
Total comprehensive income (1)	—	—	—	—	—	(1,872)	28,009	26,137
Stock options exercised	279	3	5,492	—	—	—	—	5,495
Stock-based compensation	—	—	41,194	—	—	—	—	41,194
Nonvested restricted stock awards granted	1,183	12	(12)	—	—	—	—	—
Acquisition of treasury stock	—	—	—	360	(13,396)	—	—	(13,396)
Nonvested restricted stock awards forfeited	—	—	2	156	(2)	—	—	—
Vesting of performance-based restricted stock units	302	3	(3)	—	—	—	—	—
Issuance of employee stock purchase plan shares	174	2	6,851	—	—	—	—	6,853
Balance—December 31, 2016	61,393	614	418,497	3,660	(114,204)	(5,276)	114,341	413,972
Net income (1)	—	—	—	—	—	—	47,576	47,576
Other comprehensive income, net of tax	—	—	—	—	—	1,899	—	1,899
Total comprehensive income (1)	—	—	—	—	—	1,899	47,576	49,475
Stock options exercised	310	3	10,204	—	—	—	—	10,207
Stock-based compensation	—	—	48,182	—	—	—	—	48,182
Nonvested restricted stock awards granted	780	8	(8)	—	—	—	—	—
Acquisition of treasury stock	—	—	—	309	(18,499)	—	—	(18,499)
Nonvested restricted stock awards forfeited	—	—	2	225	(2)	—	—	—
Vesting of restricted stock units and performance-based restricted stock units	95	1	(1)	—	—	—	—	—
Issuance of employee stock purchase plan shares	223	2	9,271	—	—	—	—	9,273
Balance—December 31, 2017	62,801	628	486,147	4,194	(132,705)	(3,377)	161,917	512,610
Net income	—	—	—	—	—	—	51,921	51,921
Other comprehensive loss, net of tax	—	—	—	—	—	(1,492)	—	(1,492)
Total comprehensive income	—	—	—	—	—	(1,492)	51,921	50,429
Stock options exercised	424	4	14,459	—	—	—	—	14,463
Stock-based compensation	—	—	61,452	—	—	—	—	61,452
Nonvested restricted stock awards granted	1,051	11	(11)	—	—	—	—	—
Acquisition of treasury stock	—	—	—	296	(20,141)	—	—	(20,141)
Nonvested restricted stock awards forfeited	—	—	3	265	(3)	—	—	—
Vesting of restricted stock units and performance-based restricted stock units	124	1	(1)	—	—	—	—	—
Issuance of employee stock purchase plan shares	263	3	12,632	—	—	—	—	12,635
Issuance of shares to settle premium on convertible notes	1,440	14	(14)	—	—	—	—	—
Balance—December 31, 2018	66,103	$661	$574,667	4,755	$(152,849)	$(4,869)	$213,838	$631,448
(1) Figures as of and for the years ended December 31, 2017 and 2016 have been recast to reflect the Company's January 1, 2018 full retrospective adoption of ASC 606.
The accompanying notes are an integral part of the consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017		2016
Cash flows from operating activities:	(Amounts in thousands)
Net income	$51,921	$47,576	(1)	$28,009	(1)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets and depreciation	35,045	24,053		15,349
Stock-based compensation	61,138	47,813		41,158
Amortization of discounts or premiums on marketable securities	130	1,438		2,757
Realized loss on available-for-sale marketable securities	375	—		—
Deferred income taxes	(4,337)	908	(1)	5,346	(1)
Amortization of debt issuance costs	1,179	1,291		1,278
Amortization of debt discount	8,661	13,415		12,636
Provision for doubtful accounts	1,587	1,089		1,116
Loss on fixed asset disposal	425	72		3
Changes in fair value of contingent consideration	(331)	319		—
Gain recognized on step acquisition	(7,648)	—		—
Changes in operating assets and liabilities:
Accounts receivable	(61,646)	4,043		(25,172)
Prepaid commission expense	(23,070)	(12,129)	(1)	(8,505)	(1)
Prepaid expenses and other current assets	5,625	(15,464)	(1)	2,833	(1)
Other assets	2,996	(1,270)		(8,735)
Accounts payable	3,474	(3,014)		2,825
Accrued payroll and other compensation	18,854	2,089		7,343
Accrued expenses and other	6,054	1,751		14,220
Deferred revenue	(7,334)	6,556	(1)	4,222	(1)
Other long-term liabilities	(3,922)	1,210		(7,914)
Net cash provided by operating activities	89,176	121,746		88,769
Cash flows from investing activities:
Purchase of furniture, fixtures and equipment	(40,083)	(44,621)		(25,656)
Purchase of available-for-sale securities	(69,214)	(303,641)		(266,361)
Proceeds from sale of available-for-sale securities	360,271	297,297		271,796
Acquisition of businesses, net of cash acquired	(178,897)	(22,941)		(17,186)
Purchase of cost method investments	—	(4,124)		(4,000)
Net cash provided by (used in) investing activities	72,077	(78,030)		(41,407)
Cash flows from financing activities:
Proceeds from exercise of stock options	14,463	10,207		5,495
Proceeds from employee stock purchase plan	12,506	9,378		6,864
Repayment of notes payable	—	—		(100)
Acquisition of treasury stock	(20,141)	(18,499)		(15,570)
Term loan principal payments	(5,000)	—		—
Repayment of convertible notes	(287,500)	—		—
Borrowings under term loan facility	—	100,000		—
Payment of credit facility financing costs	(175)	(1,997)		—
Payment of acquisition-related earn-outs	(4,572)	—		—
Net cash (used in) provided by financing activities	(290,419)	99,089		(3,311)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,032)	759		(244)
Net (decrease) increase in cash, cash equivalents and restricted cash	(130,198)	143,564		43,807
Cash, cash equivalents and restricted cash – Beginning of period	242,843	99,279		55,472
Cash, cash equivalents and restricted cash – End of period	$112,645	$242,843		$99,279
(1) The consolidated statement of cash flows for the years ended December 31, 2017 and 2016 have been recast to reflect the Company's January 1, 2018 full retrospective adoption of ASC 606.
The accompanying notes are an integral part of the consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	Year Ended December 31,
	2018	2017	2016
Supplemental disclosures of cash flow information:	(Amounts in thousands)
Cash paid during the period for:
Interest	$7,041	$2,879	$2,882
Income taxes	$3,878	$4,417	$2,074
Noncash activities:
Furniture, fixtures and equipment acquired but not yet paid for at period end	$3,984	$4,356	$1,152
Contingent consideration associated with acquisition of business, at fair value	$—	$5,697	$—

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
For purposes of these consolidated financial statements, the years ended December 31, 2018, 2017, and 2016 may be referred to as 2018, 2017, and 2016, respectively.
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
Revenue Recognition— Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company derives its revenues from two sources: (1) subscription revenues, comprised of subscription fees from customers utilizing the Company's cloud-based solutions; and (2) professional services, such as training, implementation, consulting, interface creation, trial configuration, data testing, reporting, procedure documentation, and other customer-specific services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	identify the contract with a customer;

•	identify the performance obligations in the contract;

•	determine the transaction price;

•	allocate the transaction price to performance obligations in the contract; and

•	recognize revenue as the performance obligation is satisfied.
Subscription
The Company derives its subscription revenues from arrangements that grant the customer the right to utilize its cloud-based solutions for a specified term. Multi-study arrangements grant the customer the right to manage a predetermined number of clinical trials simultaneously for a term typically ranging from one to five years. Single-study arrangements allow customers to use the Company’s solutions on a per-trial basis.
Subscription services are transferred to customers over time. The Company uses the passage of time as its measurement method because control of the services is transferred to the customer concurrently with the customer's use of the service throughout the contractual term. As a result, revenue for subscription services is recognized ratably over the term of the arrangement, which is generally aligned with the dates during which the customer has access to the Company’s cloud-based applications.
Fees for subscription services are generally invoiced in advance installments with typical payment terms of net 30 or net 45 days.
Professional Services
The Company also makes available to its customers a range of professional services, including implementation, enablement, training, and strategic consulting. Professional services do not result in significant alterations to the underlying solutions. Professional services engagements involving implementation and training tend to be shorter term in nature (expected durations of less than one year), while enablement and consulting type engagements are longer in term (expected durations of one to five years).
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
For each performance obligation identified, the Company estimates the standalone selling price, which represents the price at which the Company would sell the good or service separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price by taking into account available information such as market conditions, review of historical pricing data, and internal pricing guidelines related to the performance obligations. The Company then allocates the transaction price among those obligations based on the estimation of standalone selling price. Transaction prices for the Company's contracts may include both fixed and variable consideration, but do not contain significant financing components or noncash consideration.
Cost to Obtain and Fulfill a Contract

The Company capitalizes expense associated with variable compensation paid to internal sales personnel that is incremental to obtaining and renewing customer contracts. Costs related to nonrenewable contracts are deferred and amortized on a straight-line basis over the duration of the contractual term. Costs related to initial signing and renewals of renewable contracts are deferred and amortized on a straight-line basis over a period equal to twice the term of the contract or renewal, which the Company deems to be the expected period of benefit for these costs. In developing this estimate, the Company considered its historical renewal rates and customer and revenue retention rates, as well as technology development life cycles and other industry factors. The current portion of capitalized contract costs is represented by prepaid commission expense on the Company's consolidated balance sheets; the long-term portion is included in other assets. These costs are periodically reviewed for impairment.
Contract Balances
Deferred revenue consists of billings or payments received in advance of revenue recognition and is recognized as the revenue recognition criteria are met. Amounts that have been invoiced are initially recorded in accounts receivable and deferred revenue. The Company invoices its customers in accordance with the terms of the underlying contract. Accordingly, the deferred revenue balance does not represent the total contract value of outstanding arrangements. Deferred revenue that is expected to be recognized during the subsequent 12-month period is recorded as current deferred revenue and the remaining portion as noncurrent deferred revenue.
Stock-Based Compensation—The fair value of each nonvested restricted stock award ("RSA") or restricted stock unit ("RSU") is measured as if the RSA or RSU was vested and issued on the grant date. The related compensation expense is recognized, net of estimated forfeitures, on a straight-line basis over the vesting period.
The fair value of each performance-based restricted stock unit ("PBRSU") with vesting that is dependent on the achievement of a market condition is estimated based upon the results of a Monte Carlo valuation model as of the grant date in accordance with accounting guidance. Compensation expense related to PBRSUs with a market condition is recognized, net of estimated forfeitures, on a straight-line basis over the vesting period. The fair value of each PBRSU with vesting that is dependent on the satisfaction of a performance condition is measured as if the PBRSU was vested and issued on the grant date, and is adjusted in each reporting period for expected performance relative to the associated goals. Compensation expense related to PBRSUs with a performance condition is recognized when it is probable that the condition will be achieved, net of estimated forfeitures, on a straight-line basis over the vesting period; the compensation expense ultimately recognized will equal the grant date fair value per share multiplied by the number of shares for which the performance condition has been satisfied.
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
The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes pricing model. The Company uses stock price volatility of its publicly-traded stock as a basis for determining the expected volatility. As of 2018, the

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Company's estimate of expected life for its stock options is based on an analysis of historical exercise data. In 2017 and prior, as the Company did not yet have sufficient historical exercise data with regard to its current option granting program, which is focused on new hires in key senior positions, to provide a reasonable basis upon which to estimate expected life, the Company used the simplified method permitted for plain-vanilla options under SEC Staff Accounting Bulletin ("SAB") 14. The risk-free interest rate is based on the United States ("U.S.") Treasury yield curve in effect at the time of the option grant with a maturity tied to the expected life of the options. No dividends are expected to be declared by the Company at this time. Compensation expense for stock options is recognized, net of estimated forfeitures, on a straight-line basis over the vesting period.
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
Accounts Receivable and Allowance for Doubtful Accounts—Accounts receivable are recorded at original invoice amount less an allowance that management believes will be adequate to absorb estimated losses on uncollectible accounts. The allowance is based on an evaluation of the collectability of accounts receivable and prior bad debt experience. Accounts receivable are written off when deemed uncollectible. Activity in the allowance for doubtful accounts for the three years ended December 31, 2018 was as follows (in thousands):

	2018	2017	2016
Balance at beginning of period	$1,454	$1,041	$1,992
Charged to costs and expenses	1,587	1,089	1,116
Deductions	(1,042)	(676)	(2,067)
Balance at end of period	$1,999	$1,454	$1,041
Unbilled receivables consist of revenue recognized in excess of billings, substantially all of which is expected to be billed and collected within one year. As of December 31, 2018 and 2017, unbilled accounts receivable of $38.6 million and $12.5 million, respectively, were included in accounts receivable on the Company's consolidated balance sheets.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Entity-Wide Geographic Information—The Company operates as a single segment, as its chief operating decision maker reviews financial information that is presented on a consolidated basis.
In accordance with required entity-wide disclosures, the following table summarizes long-term assets by geographic area as of December 31, 2018 and 2017 (in thousands):

	2018	2017
Long-term assets:
United States	$428,862	$394,527	(1)
United Kingdom	13,163	15,594
Japan	2,927	3,298
Korea	2,630	3,562
Germany	2,990	3,000
China	100	199
Singapore	55	36
Total	$450,727	$420,216	(1)
(1) Recast to reflect the Company's January 1, 2018 full retrospective adoption of ASC 606.
The Company had no long-term assets in countries other than those listed above as of December 31, 2018 and 2017. Refer to Note 3, "Revenues" for December 31, 2018, 2017, and 2016 geographic revenue information.
Restricted Cash—Restricted cash represents deposits made to fully collateralize certain standby letters of credit issued in connection with office lease arrangements.
Software Development Costs—Costs incurred in the development and implementation of internal-use software are capitalized during the application development stage. Upgrades and enhancements to existing internal-use software are capitalized only if it is probable that those expenditures will result in additional functionality and future economic benefit. The Company capitalized $23.4 million and $19.0 million of internal-use software development and implementation costs in 2018 and 2017, respectively. Capitalized software development costs are included in furniture, fixtures, and equipment on the Company's consolidated balance sheets; the resulting assets are initially included in construction in progress and are transferred to computer software upon release or go-live, at which time they are deemed to have been put into service and are depreciated on a straight-line basis over an estimated useful life of three to five years.
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

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

future cash flow. If the carrying amount of the goodwill is greater than its implied value, an impairment loss is recognized for the difference.
The Company determined that there was no impairment of goodwill for the years ended December 31, 2018, 2017, and 2016, and did not recognize any impairments of goodwill in prior years.
Acquired intangible assets are recorded at cost, derived from allocation of the purchase price of the acquired business to the intangible assets obtained based on their fair value, less accumulated amortization. Amortization of acquired technology is computed using the straight-line method over its expected useful life, which ranges from four to five years. Amortization of customer relationships is computed using the straight-line method over their expected useful lives, approximately six years. Amortization of trade name is computed using the straight-line method over its expected useful life, which is approximately fifteen years. Amortization of non-competition agreements is computed using the straight-line method over their contractual terms, which range from three to six years.
Impairment of Long-Lived Assets—The Company reviews its long-lived assets, including furniture, fixtures and equipment (inclusive of capitalized internally developed software) and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company subjects a long-lived asset to a test of recoverability based on undiscounted cash flows expected to be generated by such asset while utilized by the Company and cash flows expected from disposition of such asset. If the resulting fair value is less than the carrying value of the asset, the asset is written down to fair value and a loss is recognized for the amount of the difference. There was no material impairment of long-lived assets for the years ended December 31, 2018, 2017, and 2016.
Treasury Stock—Shares of the Company's common stock that are repurchased are recorded as treasury stock at cost and included as a component of stockholders' equity. Refer to Note 4, "Stockholders' Equity," for further information.
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
In 2018, 2017, and 2016, no single customer generated more than 10% of the Company's total revenues. At December 31, 2018 and 2017, no single customer accounted for greater than 10% of accounts receivable.
The majority of the Company's cash, cash equivalents, and restricted cash are deposited with major U.S. financial institutions and, at times, balances with any one financial institution may be in excess of Federal Deposit Insurance Corporation ("FDIC") insurance limits. In addition, as of December 31, 2018 and 2017 approximately $4.5 million and $3.7 million, respectively, in cash and cash equivalents was deposited with foreign financial institutions and therefore not protected by FDIC insurance.
Indemnifications—The Company indemnifies its customers against claims that cloud-based solutions or services made available by the Company infringe upon a copyright, patent, or the proprietary rights of others. In the event of a claim, the Company agrees to obtain the rights for continued use of the solutions for the customer, to replace or modify the solutions or services to avoid such claim, or to provide a credit to the customer for the unused portion of the subscription. A liability may be recognized if information prior to the issuance of the consolidated financial statements indicates that it is probable that a liability has been incurred at the balance sheet date and the amount of the loss can be reasonably estimated. No such liabilities were recorded as of December 31, 2018 and 2017.

Recently Adopted Accounting Pronouncements—In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which supersedes the existing accounting standards for revenue recognition in Accounting Standards Codification ("ASC") 605, and provides principles for recognizing revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU No. 2014-09 also creates a new subtopic under ASC 340, Other Assets and Deferred Costs, which discusses the deferral of incremental costs of obtaining a contract with a customer, including the period of amortization of such costs. The Company adopted ASU No. 2014-09 on January 1, 2018, using the full retrospective method. Refer to Note 3, "Revenues," for related disclosures.
The following tables summarize the impact of adoption of ASC 606 on the Company’s consolidated balance sheet as of December 31, 2017 (in thousands):

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

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The following tables summarize the impact of adoption of ASC 606 on the Company’s consolidated statements of operations for the years ended December 31, 2017 and 2016 (in thousands, except per share amounts):

	Year Ended December 31, 2017			Year Ended December 31, 2016
	As Reported Under ASC 605	Impact of ASC 606 Adoption	As Adjusted	As Reported Under ASC 605	Impact of ASC 606 Adoption	As Adjusted
Revenues
Subscription	$459,528	$(1,704)	$457,824	$394,269	$(5,272)	$388,997
Professional services	86,004	377	86,381	69,112	384	69,496
Total revenues	545,532	(1,327)	544,205	463,381	(4,888)	458,493

Operating costs and expenses
Sales and marketing	126,273	(2,135)	124,138	109,290	(3,365)	105,925

Operating income	64,348	808	65,156	50,209	(1,523)	48,686

Provision for income taxes	7,847	(2,388)	5,459	8,331	(549)	7,782

Net income	$44,380	$3,196	$47,576	$28,983	$(974)	$28,009

Earnings per share
Basic	$0.79	$0.05	$0.84	$0.52	$(0.02)	$0.50
Diluted	$0.74	$0.06	$0.80	$0.51	$(0.02)	$0.49
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

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Recently Issued Accounting Pronouncements—In February 2016, the FASB issued ASU No. 2016-02, Leases, which replaces previous lease guidance in its entirety with ASC 842 and requires lessees to recognize lease assets and lease liabilities for those arrangements classified as operating leases under previous guidance, with the exception of leases with a term of twelve months or less. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Originally, entities were required to adopt ASU No. 2016-02 using a modified retrospective method; however, in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities with an additional choice of transition method. Under ASU No. 2018-11, entities have the option of recognizing the cumulative effect of applying the new standard as an adjustment to beginning retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. The Company will adopt the new leasing standard on January 1, 2019, using the additional transition method.
In the fourth quarter of 2018, the Company completed its review and evaluation of leases under the new standard. As a result of the adoption, the Company currently estimates that it will recognize additional lease liabilities of approximately $115 million on its consolidated balance sheet as of March 31, 2019. The adoption will also result in certain additional lease-related footnote disclosures.
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
2. WIRE TRANSACTION RECOVERY
In September 2014, the Company was the victim of a crime involving the transfer of $4.8 million to an overseas account. As a result, the Company recorded charges of $4.9 million and $0.9 million to its operating costs and expenses in the third and fourth quarters of 2014, respectively, for the loss and related investigation costs incurred. The Company filed an insurance claim for its loss, and its insurer, Federal Insurance Co. ("Federal") denied coverage. The Company commenced legal action, alleging that Federal had wrongly denied coverage. On July 21, 2017, the United States District Court for the Southern District of New York granted the Company's motion for summary judgment, and denied Federal's motion. In light of this ruling, the Company recognized the probable recovery of the originally recorded $4.8 million loss as a credit to its operating costs and expenses for the year ended December 31, 2017. Federal filed a Notice of Appeal with the United States Court of Appeals for the Second Circuit ("the Court") on August 11, 2017. On July 6, 2018, the Court affirmed the Company's judgment against Federal, awarding the Company a total of $5.9 million, which included interest. The Company received the full amount of the judgment in September 2018 and recognized the $1.1 million in interest income in its consolidated statements of operations for the year ended December 31, 2018.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

3. REVENUES
Disaggregation of Revenue
The following tables provide information about the Company's revenues, disaggregated by geographical market and revenue type, for the years ended December 31, 2018, 2017 and 2016 (in thousands

	2018			2017			2016
	Subscription	Professional Services	Total	Subscription	Professional Services	Total	Subscription	Professional Services	Total
Revenues:
United States	$406,413	$69,869	$476,282	$350,170	$61,734	$411,904	$302,767	$51,160	$353,927
Rest of Americas	6,765	1,622	8,387	442	692	1,134	115	230	345
Total Americas	413,178	71,491	484,669	350,612	62,426	413,038	302,882	51,390	354,272

Japan	31,307	6,858	38,165	30,248	5,841	36,089	26,677	5,372	32,049
Rest of Asia Pacific	17,375	5,820	23,195	11,504	4,693	16,197	7,106	2,879	9,985
Total Asia Pacific	48,682	12,678	61,360	41,752	10,534	52,286	33,783	8,251	42,034

Europe, Middle East and Africa	73,812	15,855	89,667	65,460	13,421	78,881	52,332	9,855	62,187
Total	$535,672	$100,024	$635,696	$457,824	$86,381	$544,205	$388,997	$69,496	$458,493
The above tables present revenues according to the region in which they were generated, separately displaying those individual countries that, in any of the periods presented, constituted 5% or more or of total revenues. All of the Company's performance obligations are transferred to customers over time; as a result, no disaggregation of revenues by timing of revenue recognition is provided.
Contract Balances
The following table provides information about changes in the Company's deferred revenue balances during the years ended December 31, 2018 and 2017 (in thousands):

	Deferred Revenue
	2018	2017
Balance as of January 1	$82,631	$75,850
Revenue recognized that was included in deferred revenue at the beginning of the period	(75,385)	(69,296)
Revenue recognized that was not included in deferred revenue at the beginning of the period	(558,951)	(473,399)
Increases due to invoicing	603,750	556,812
Revenue recognized in excess of billings (billings in excess of revenue recognized)	26,246	(1,540)
Other	15	(5,796)
Balance as of December 31	$78,306	$82,631
Aside from the accounts receivable presented on its condensed consolidated balance sheets, the Company did not have any material contract assets for any of the periods presented.
Transaction Price Allocated to the Unsatisfied Performance Obligations
As of December 31, 2018, the Company has unsatisfied performance obligations associated with subscription services that extend through 2030. The total multi-year transaction price allocated to unsatisfied subscription performance obligations is approximately $1,131 million as of December 31, 2018. Of this amount, approximately $517 million, $357 million, and $257 million are expected to be recognized in 2019, 2020, and thereafter, respectively.
As of December 31, 2018, the total transaction price allocated to unsatisfied professional services performance obligations is immaterial.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Costs to Obtain and Fulfill Contracts
Variable sales compensation earned is considered an incremental and recoverable cost of obtaining a contract with a customer and is therefore capitalized as a contract cost. Capitalized contract costs were $60.0 million and $36.9 million as of December 31, 2018 and December 31, 2017, respectively. Amortization of capitalized contract costs was $20.9 million, $23.0 million and $22.0 million for 2018, 2017, and 2016, respectively. There have been no impairment losses related to capitalized contract costs.
4. STOCKHOLDERS' EQUITY
Common Stock—Common stockholders are entitled to one vote for each share of common stock held. Common stockholders may receive dividends if and when the board of directors determines, at its sole discretion. The terms of the credit agreement governing the Company's Credit Facility (as defined in Note 10, "Debt") restrict the Company's ability to pay cash dividends and make stock repurchases, if, after giving effect thereto, the consolidated total net leverage ratio (total funded indebtedness, less unrestricted domestic cash and cash equivalents not to exceed $150 million, to EBITDA) exceeds 2.25 to 1.00 or there is an existing default under the credit agreement.
Treasury Stock—The Company regularly grants nonvested RSAs, RSUs, and PBRSUs to its employees pursuant to the terms of its Amended and Restated 2017 Long-Term Incentive Plan ("2017 Plan") and formerly pursuant to the terms of its Second Amended and Restated 2009 Long-Term Incentive Plan ("2009 Plan"). Under the provisions of the 2017 Plan and 2009 Plan, unless otherwise elected, participants fulfill their related income tax withholding obligation by having shares withheld at the time of vesting. On the date of vesting, the Company divides the participant's income tax obligation in dollars by the closing price of its common stock and withholds the resulting number of vested shares. The shares withheld are then transferred to the Company's treasury stock at cost.
In 2018 and 2017, the Company withheld 295,810 shares at an average price of $68.09 and 308,820 shares at an average price of $59.90, respectively, in connection with the vesting of its RSAs, RSUs, and PBRSUs.
Nonvested restricted stock awards forfeited by plan participants are transferred to the Company's treasury stock at par. During 2018 and 2017, 265,731 and 224,933 forfeited shares, respectively, were transferred to treasury stock at their par value of $0.01.
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
The following tables provide the Company's marketable securities by security type as of December 31, 2018 and 2017 (in thousands):

	As of December 31, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper and corporate bonds	$125,245	$—	$(747)	$124,498
U.S. government agency debt securities	10,690	—	(83)	10,607
Total	$135,935	$—	$(830)	$135,105

	As of December 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper and corporate bonds	$392,481	$—	$(1,334)	$391,147
U.S. government agency debt securities	35,016	—	(155)	34,861
Total	$427,497	$—	$(1,489)	$426,008

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Contractual maturities of the Company's marketable securities as of December 31, 2018 and 2017 are summarized as follows (in thousands):

	As of December 31, 2018		As of December 31, 2017
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in one year or less	$135,935	$135,105	$247,495	$246,967
Due in one to five years	—	—	180,002	179,041
Total	$135,935	$135,105	$427,497	$426,008
At December 31, 2018, the Company had $0.8 million of gross unrealized losses primarily due to a decrease in the fair value of certain corporate bonds.
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
As the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company has determined that the gross unrealized losses on such investments at December 31, 2018 are temporary in nature. Accordingly, the Company did not consider its investments in marketable securities to be other-than-temporarily impaired as of December 31, 2018.
The following tables provide the fair market value and gross unrealized losses of the Company's marketable securities with unrealized losses, aggregated by security type, as of December 31, 2018 and 2017 (in thousands):

	In Loss Position for Less than 12 Months
	As of December 31, 2018		As of December 31, 2017
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper and corporate bonds	$—	$—	$295,224	$(1,137)
U.S. government agency debt securities	—	—	18,431	(86)
Total	$—	$—	$313,655	$(1,223)

	In Loss Position for More than 12 Months
	As of December 31, 2018		As of December 31, 2017
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper and corporate bonds	$124,498	$(747)	$95,923	$(197)
U.S. government agency debt securities	10,607	(83)	16,430	(69)
Total	$135,105	$(830)	$112,353	$(266)
During 2018, the Company recorded $0.4 million of net realized losses from the sale of marketable securities, as a result of significant sales in the third quarter of 2018 to generate cash to settle its 1.00% convertible senior notes. During 2017 and 2016, the Company recorded an insignificant amount of net realized gains and losses from the sale of marketable securities.
Other Investments
The Company holds shares of Series D Preferred Stock of Syapse Inc. ("Syapse") purchased in a private placement. This investment does not have a readily determinable fair value and is carried at original cost in other assets on the Company's consolidated balance sheets. This investment had a carrying value of $3.0 million as of December 31, 2018 and 2017. The Company periodically evaluates this investment to determine if impairment charges are required; no impairment charges were recognized during 2018 or 2017.
As of December 31, 2017, the Company held shares of Series Seed Preferred Stock and Series B Preferred Stock of SHYFT Analytics, Inc. ("SHYFT"), purchased in private placements. These investments did not have a readily determinable fair

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

value and were carried at original cost of $5.1 million in other assets on the Company's condensed consolidated balance sheet. In June 2018, the Company acquired SHYFT and realized a gain on step acquisition of $7.6 million based upon the implied fair value of its previous holdings relative to the enterprise value for the transaction. This gain is included in other income, net on the Company's consolidated statement of operations for the year ended December 31, 2018. Refer to Note 7, "Acquisitions," for further discussion of the Company's acquisition of SHYFT.
6. FAIR VALUE
As of December 31, 2018 and 2017, the Company's financial assets and liabilities that are measured at fair value on a recurring basis as described in Note 1, "Summary of Significant Accounting Policies," are summarized as follows (in thousands):

	As of December 31, 2018				As of December 31, 2017
	Fair Value Measurement Using				Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$103,859	$—	$—	$103,859	$237,149	$—	$—	$237,149
Money market funds	1,581	—	—	1,581	176	—	—	176
Total cash and cash equivalents	105,440	—	—	105,440	237,325	—	—	237,325
Commercial paper and corporate bonds	—	124,498	—	124,498	—	391,147	—	391,147
U.S. government agency debt securities	—	10,607	—	10,607	—	34,861	—	34,861
Total marketable securities	—	135,105	—	135,105	—	426,008	—	426,008
Total financial assets measured at fair value on a recurring basis	$105,440	$135,105	$—	$240,545	$237,325	$426,008	$—	$663,333

Contingent consideration — short-term	$—	$—	$1,110	$1,110	$—	$—	$3,993	$3,993
Contingent consideration — long-term	—	—	—	—	—	—	2,012	2,012
Total financial liabilities measured at fair value on a recurring basis	$—	$—	$1,110	$1,110	$—	$—	$6,005	$6,005
Investments in commercial paper, corporate bonds, and U.S. government agency debt securities have been classified as Level 2 as they are valued using quoted prices in less active markets or other directly or indirectly observable inputs. Fair values of corporate bonds and U.S. government agency debt securities were derived from a consensus or weighted-average price based on input of market prices from multiple sources at each reporting period. With regard to commercial paper, all of the securities had high credit ratings and one year or less to maturity; fair value was derived from accretion of purchase price to face value over the term of maturity or quoted market prices for similar instruments if available. During 2018 and 2017, there were no transfers of financial assets between Level 1 and Level 2.
Contingent consideration liabilities associated with earn-out payments related to the Company's February 2017 acquisition of CHITA Inc. ("CHITA") are classified as Level 3 in the fair value hierarchy because they rely significantly on inputs that are unobservable in the market. The fair value of portions of contingent consideration related to achievement of revenue targets have been estimated using a Monte Carlo model to simulate future performance of the acquired business under a risk-neutral framework; significant assumptions include a risk-adjusted discount rate of 10.2% and revenue volatility of 8.0%. The fair value of portions of contingent consideration related to achievement of a technical milestone have been estimated using situation-based modeling, which considers the probability-weighted present value of the expected payout amount. Short-term contingent consideration is recorded in accrued expenses and other on the Company's consolidated balance sheets as of December 31, 2018 and 2017. All contingent consideration is short-term as of December 31, 2018. Long-term contingent consideration was recorded in other long-term liabilities on the Company's consolidated balance sheet as of December 31, 2017.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The following table provides a summary of changes in fair value of the Company's Level 3 financial liabilities for the two years ended December 31, 2018 (in thousands):

Balance as of January 1, 2017	$—
Contingent consideration — acquisition	5,697
Amounts earned by sellers	(11)
Fair value adjustments (included in general and administrative expenses)	319
Balance as of December 31, 2017	6,005
Amounts earned by sellers	(4,564)
Fair value adjustments (included in general and administrative expenses)	(331)
Balance as of December 31, 2018	$1,110
The carrying amounts of all other current financial assets and current financial liabilities reflected in the consolidated balance sheets approximate fair value due to their short-term nature.
7. ACQUISITIONS
2018 — SHYFT
On June 20, 2018, the Company acquired all outstanding equity interests in SHYFT, a Waltham, Massachusetts provider of cloud-based data analytics for life sciences. With this acquisition, the Company expands its offerings to include commercial and real-world analytics solutions that are designed specifically for the pharmaceutical and biotech industries.
The total purchase price of $196.3 million was composed of cash consideration of $183.6 million and the Company's previous investment in SHYFT, which had a fair value of $12.7 million as of the acquisition date. (Refer to Note 5, "Investments — Other Investments" for further information on the initial investment and gain recognized on step acquisition.) In connection with this acquisition, the Company acquired $4.7 million in cash and cash equivalents, assumed $1.9 million in net tangible liabilities, and recognized $18.3 million in finite-lived intangible assets (as described in Note 8, "Goodwill and Intangible Assets"), $6.0 million in deferred tax assets, and $169.2 million of goodwill. This transaction generates significant goodwill due to the sizable skilled workforce acquired and considerable buyer-specific synergies expected.
The Company does not consider this acquisition to be significant to its results of operations; as such, pro forma revenue and earnings information has not been provided. The Company's consolidated results of operations for the year ended December 31, 2018 include the revenues and expenses of SHYFT since the date of acquisition.
2017 — CHITA, Mytrus
The Company acquired all outstanding equity interests in CHITA Inc. ("CHITA") and Mytrus, Incorporated ("Mytrus") on February 17, 2017 and April 18, 2017, respectively, adding regulated document and standard operating procedure ("SOP") management, electronic trial master file ("eTMF"), and eConsent capabilities to its platform.
Aggregate purchase price of $28.9 million consisted of upfront consideration of $23.2 million and contingent consideration (associated with CHITA) initially valued at $5.7 million. In connection with these acquisitions, the Company recognized $16.6 million in finite-lived intangible assets (as described in Note 8, "Goodwill and Intangible Assets"), $2.9 million in deferred tax liabilities, and $0.7 million in other net tangible liabilities, resulting in the recognition of $15.9 million in goodwill. The Company's consolidated results of operations include the revenues and expenses of CHITA and Mytrus since their respective acquisition dates.
2016 — Intelemage
On April 1, 2016, the Company acquired all outstanding membership interests in Intelemage, LLC ("Intelemage"), a medical image sharing and workflow management company.
The Company paid cash consideration of $17.2 million and acquired $0.8 million in net tangible liabilities and $5.2 million in finite-lived intangible assets, resulting in recognition of $12.8 million in goodwill. The Company's consolidated results of operations include the revenues and expenses of Intelemage since the date of acquisition.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

8. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the two years ended December 31, 2018 were as follows (in thousands):

Balance as of January 1, 2017	$30,780
Additions related to acquisitions - CHITA and Mytrus	16,296
Foreign currency translation adjustments	359
Balance as of December 31, 2017	47,435
Additions related to acquisition - SHYFT	169,240
Final purchase price adjustment - Mytrus	(422)
Foreign currency translation adjustments	(236)
Balance as of December 31, 2018	$216,017
Intangible assets acquired through business acquisitions during the two years ended December 31, 2018 were as follows (in thousands):

	Year Ended December 31,
	2018		2017
	Acquisition-Date Fair Value	Weighted-Average Useful Life	Acquisition-Date Fair Value	Weighted-Average Useful Life
Developed technology	$7,000	5 years	$15,602	5 years
Customer relationships	4,700	6 years	890	6 years
Non-competition agreements	1,200	3 years	110	3.5 years
Trade name	5,400	15 years	—	N/A
Total	$18,300		$16,602
Total intangible assets are summarized as follows (in thousands):

	As of December 31, 2018			As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$31,358	$(13,852)	$17,506	$24,436	$(8,883)	$15,553
Customer relationships	9,167	(3,404)	5,763	4,489	(2,595)	1,894
Non-competition agreements	1,460	(393)	1,067	260	(120)	140
Trade name	5,400	(190)	5,210	—	—	—
Total	$47,385	$(17,839)	$29,546	$29,185	$(11,598)	$17,587
Future amortization of intangible assets is expected to be as follows (in thousands):

Years ending December 31,
2019	$7,473
2020	6,730
2021	6,249
2022	3,465
2023	1,849
Thereafter	3,780
Total	$29,546

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

9. FURNITURE, FIXTURES AND EQUIPMENT
Furniture, fixtures and equipment consist of the following (in thousands):

	December 31,
	2018	2017
Computer hardware and office equipment	$64,896	$52,937
Computer software	49,203	27,350
Leasehold improvements	53,440	53,712
Furniture and fixtures	13,433	12,242
Construction in progress	8,390	4,447
Total furniture, fixtures and equipment	189,362	150,688
Less: accumulated depreciation and amortization	(90,379)	(62,597)
Furniture, fixtures and equipment, net	$98,983	$88,091
Total depreciation expense was $28.7 million, $19.9 million, and $14.1 million for the years ended December 31, 2018, 2017, and 2016, respectively. Assets included in construction in progress as of December 31, 2018 and 2017 primarily relate to capitalized software development and implementation costs associated with in-progress projects, as well as continued improvements to the Company's infrastructure and facilities. Capitalized costs associated with construction in progress are not amortized into depreciation expense until the related assets are put into service.
10. DEBT
1.00% Convertible Senior Notes
The Company's 1.00% convertible senior notes (the "Notes"), issued in August 2013 and settled on August 1, 2018, consisted of the following components as of December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Equity component, net of equity issue costs	$—	$60,222
Liability component:
Principal	—	287,500
Less: unamortized debt discount	—	(8,661)
Less: unamortized debt issuance costs	—	(745)
Net carrying amount	$—	$278,094
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
The following table sets forth total interest expense recognized related to the Notes for the years ended December 31, 2018, 2017, and 2016 (in thousands except percentages):

	2018	2017	2016
Contractual interest expense	$1,648	$2,875	$2,875
Amortization of debt issuance costs	745	1,278	1,278
Amortization of debt discount	8,661	13,415	12,636
Total	$11,054	$17,568	$16,789

Effective interest rate	6.5%	6.5%	6.5%

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Credit Facility
On December 21, 2017, the Company entered into a credit agreement (the "Credit Agreement") with several lenders (the "Lenders"), and with HSBC Bank USA, N.A. (the "Administrative Agent") as administrative agent and letter of credit issuer. Pursuant to the Credit Agreement, the Lenders provide the Company with a senior secured first lien credit facility (the "Credit Facility") in an aggregate principal amount of $500.0 million, consisting of (a) term loans in an aggregate principal amount of $100.0 million (the "Term Loans") and (b) revolving commitments in an aggregate principal amount of $400.0 million (the "Revolving Commitments"). Up to $10.0 million of the Revolving Commitments may be used to obtain letters of credit. Each of the Term Loans and the Revolving Commitments is scheduled to mature on December 21, 2022, with the principal amount of the Term Loans payable in quarterly installments and interest payable in monthly installments. The Credit Agreement provides that, subject to certain agreements, the Company may request the establishment of one or more additional term loan facilities and/or increases to the Revolving Commitments in an aggregate principal amount not to exceed $100.0 million.
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
The applicable rates will be determined quarterly based on the Company's total net leverage ratio (calculated as of the last day of the relevant fiscal quarter and provided to the administrative agent on compliance certificates), as follows:

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

1.	an interest coverage ratio of 3.50 to 1.00 or greater; and
1.a total net leverage ratio of:

a.	not greater than 3.50 to 1.00 through 2019

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

b.	not greater than 3.25 to 1.00 in 2020; and

c.	not greater than 3.00 to 1.00 thereafter.
The Credit Facility consisted of the following components as of December 31, 2018 (in thousands):

	December 31, 2018	December 31, 2017
Term Loans	$95,000	$100,000
Less: unamortized debt issuance costs	(1,725)	(2,159)
Net carrying amount (1)	$93,275	$97,841
(1) Of the total carrying amount of the Term Loans, net short-term maturities of $4.9 million and $5.0 million were included in accrued expenses and other on the Company's consolidated balance sheets as of December 31, 2018 and December 31, 2017, respectively.

As of December 31, 2018, the contractual interest rate on the Term Loans was 3.647%, and there was a 0.150% commitment fee on the undrawn Revolver. For the year ended December 31, 2017, interest expense related to the Credit Facility was immaterial. The following table sets forth total interest expense recognized related to the Credit Facility for the year ended December 31, 2018 (in thousands):

December 31, 2018
Contractual interest expense on Term Loans	$3,357
Amortization of debt issuance costs	434
Unused commitment fee on Revolver	795
Total	$4,586
As of December 31, 2018 the Company was in compliance with all financial covenants related to the Credit Facility, and its remaining term is approximately 48 months.
Future maturities of amounts outstanding under the Credit Facility are as follows (in thousands):

Years ending December 31,
2019	$5,000
2020	7,500
2021	10,000
2022	72,500
Total	$95,000

11. LEASE COMMITMENTS
The Company leases office and data center space and certain equipment under noncancelable operating lease agreements which provide for total future minimum annual lease payments as follows (in thousands):

Years Ending December 31,
2019	$17,982
2020	19,390
2021	19,100
2022	18,757
2023	17,888
Thereafter	39,222
Total minimum lease payments	$132,339
Rent expense was approximately $16.5 million in 2018, $15.7 million in 2017, and $14.1 million in 2016. The Company had several outstanding standby letters of credit issued in connection with office leases in the amount of $7.2 million and $5.5 million as of December 31, 2018 and 2017, respectively, which were fully collateralized with restricted cash.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

12. STOCK-BASED COMPENSATION
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
In May 2009, the Company adopted the 2009 Plan, which became effective upon the completion of its initial public offering in June 2009. Under this plan, the Company granted a variety of equity-based incentive awards including incentive stock options, nonqualified stock options, nonvested RSAs, nonvested RSUs, and PBRSUs. Stock options were issued with an exercise price equal to the current market price on the date of the grant, generally vesting 25% on the first anniversary of the grant date and monthly over the next three years, and expiring after ten years. Nonvested RSAs are not eligible for disposition but entitle the holder to all rights of a holder of common stock, including dividend and voting rights. Nonvested RSAs and their associated dividends are subject to forfeiture under certain circumstances. The Company will not grant any additional equity awards under the 2009 Plan.
The Company has since adopted the 2017 Plan, a comprehensive incentive plan under which the Company can grant equity-based incentive awards to employees, directors, consultants, and advisors, including stock options, nonvested RSAs and RSUs, PBRSUs, and other awards. As of December 31, 2018, the number of shares reserved for issuance under the 2017 plan is 2.5 million plus the number of shares subject to outstanding awards under the 2009 plan that are forfeited, settled in cash, or otherwise terminated without issuance after the effective date of the 2017 Plan.
The Company's Third Amended and Restated 2014 Employee Stock Purchase Plan (the "ESPP") allows eligible employees to purchase shares of the Company's common stock at a discount though payroll deductions, and consists of overlapping 24-month offering periods with four six-month purchase periods in each offering period. Employees purchase shares at the lesser of (1) 85% of the fair market value (“FMV”) per share on the first day of the offering period, or (2) 85% of the FMV per share at the end of the relevant purchase period. The ESPP contains a reset provision that automatically cancels the current offering period and enrolls participants in a new offering period in the event that FMV per share at the end of a six-month purchase period is lower than the FMV per share at the first day of the related offering period. The ESPP is a compensatory plan because it provides participants with terms that are more favorable than those offered to other holders of the Company's common stock. Accordingly, the cost of the plan is recorded as stock-based compensation expense. A total of 1.8 million shares of common stock is reserved for issuance under the ESPP as of December 31, 2018.
For the three years ended December 31, 2018, the components of stock-based compensation expense were as follows (in thousands):

	2018	2017	2016
Stock options	$2,061	$3,332	$3,913
Restricted stock awards and units	39,397	31,423	24,815
Performance-based restricted stock units	14,362	8,854	9,073
Employee stock purchase plan	5,632	4,574	3,393
Total stock-based compensation (1)	$61,452	$48,183	$41,194
(1) Total stock-based compensation is presented in this table on a basis that is consistent with the additional paid-in capital impact displayed on the Company's consolidated statements of stockholders' equity. On the Company's consolidated statements of operations and consolidated statements of cash flows, stock-based compensation is presented net of capitalization of eligible software development-related costs and any foreign exchange impact.

The total tax benefit related to stock-based compensation expense was $21.1 million, $18.2 million, and $17.8 million for 2018, 2017, and 2016, respectively.
Stock Options
The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	2018	2017	2016
Expected volatility	42%	43%	44%
Expected life	4.8 years	6.0 years	6.0 years
Risk-free interest rate	2.82%	2.09%	1.42%
Dividend yield	—	—	—

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The following table summarizes the status of the Company's stock options as of December 31, 2018, and changes during the year then ended (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	1,511	$22.72
Granted	35	72.27
Exercised	(424)	34.08
Forfeited	(34)	45.55
Expired	—	—
Outstanding at December 31, 2018	1,088	$19.17	3.01	$52,846
Exercisable at December 31, 2018	958	$13.77	2.32	$51,468
Vested and expected to vest at December 31, 2018	1,080	$18.83	2.98	$52,789
The weighted-average grant-date fair value of stock options granted during 2018, 2017, and 2016 was $28.93, $27.22, and $18.59, respectively. The total intrinsic value of stock options exercised during 2018, 2017, and 2016 was $17.6 million, $10.0 million, and $8.3 million, respectively.
As of December 31, 2018, there was $3.0 million in unrecognized compensation cost related to all non-vested stock options granted. This cost is expected to be recognized over a weighted-average remaining period of 2.17 years.
Restricted Stock Awards and Units
The following table summarizes the status of the Company's nonvested time-based RSAs and RSUs as of December 31, 2018, and changes during the year then ended (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2018	1,754	$48.45
Granted	1,071	72.90
Vested	(622)	47.80
Forfeited	(267)	53.78
Nonvested at December 31, 2018	1,936	$61.45
The total fair value of RSAs and RSUs vested during 2018, 2017, and 2016 was $42.6 million, $40.1 million, and $21.3 million, respectively.
As of December 31, 2018, there was $86.2 million in unrecognized compensation cost related to all nonvested RSAs and RSUs granted. This cost is expected to be recognized over a weighted-average remaining period of 2.25 years.
Performance-Based Restricted Stock Units
During 2018, the Company granted: (1) 122 thousand PBRSUs ("2018 TSR PBRSUs") with market conditions based on the Company's total stockholder return ("TSR") relative to that of the Russell 2000 Index over the three-year period ending December 31, 2020, vesting in full in three years with the number of shares ultimately earned ranging from zero to 200% of the target number of shares; (2) 122 thousand PBRSUs ("2018 Net Income PBRSUs") with performance conditions based on the compound annual growth rate of net income over the three-year period ending December 31, 2020, vesting in full in three years with the number of shares ultimately earned ranging from zero to 200% of the target number of shares; and (3) 5 thousand PBRSUs with performance conditions based on achievement of certain individual and team objectives.
During 2017, the Company granted (1) 132 thousand PBRSUs ("2017 TSR PBRSUs") with market conditions based on the Company's TSR relative to that of the Russell 2000 Index over the three-year period ending December 31, 2019, vesting in full in three years with the number of shares ultimately earned ranging from zero to 200% of the target number of shares; (2) 132 thousand PBRSUs ("2017 Net Income PBRSUs") with performance conditions based on the compound annual growth rate of net income over the three-year period ending December 31, 2019, vesting in full in three years with the number of shares ultimately

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

earned ranging from zero to 200% of the target number of shares; and (3) 48 thousand PBRSUs with performance conditions based on achievement of certain individual and team objectives.
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
The fair value of PBRSUs with market conditions was estimated as of the date of grant using a Monte Carlo valuation model with the following weighted-average assumptions:

	2018 TSR PBRSUs	2017 TSR PBRSUs	2016 TSR PBRSUs
Expected volatility - Medidata	37%	42%	48%
Expected volatility - comparison index	42%	43%	43%
Risk-free interest rate	2.37%	1.40%	0.91%
Expected life	2.85 years	2.85 years	2.84 years
Dividend yield	—	—	—
The following table summarizes the status of the Company's PBRSUs based upon expected performance as of December 31, 2018, and changes during the year then ended (in thousands, except per share data):

	Net Income	TSR	Other	Total Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2018	110	613	13	736	$62.96
Granted (based on performance at 100% of targeted levels)	122	122	5	249	85.86
Adjustment related to expected performance	(22)	178	9	165	82.56
Vested	—	(120)	(1)	(121)	70.00
Forfeited	—	—	(3)	(3)	77.64
Nonvested at December 31, 2018	210	793	23	1,026	$70.80
The total fair value of PBRSUs vested during 2018, 2017, and 2016 was $8.2 million, $5.2 million, and $10.1 million, respectively.
As of December 31, 2018, there was $21.8 million in unrecognized compensation cost related to all nonvested PBRSUs. This cost is expected to be recognized over a weighted-average remaining period of 1.22 years.
Employee Stock Purchase Plan
The fair value of ESPP shares was estimated using the Black-Scholes pricing model with the following weighted-average assumptions:

	2018	2017	2016
Expected volatility	35%	39%	42%
Expected life	1.46 years	1.49 years	1.44 years
Risk-free interest rate	1.68%	0.67%	0.52%
Dividend yield	—	—	—
During 2018, 263 thousand shares of common stock were purchased under the ESPP at a weighted-average price of $48.13. During 2017, 222 thousand shares of common stock were purchased under the ESPP at a weighted-average price of $41.68. During 2016, 174 thousand shares of common stock were purchased under the ESPP at a weighted-average price of $39.28.
As of December 31, 2018, there was $6.7 million in unrecognized compensation cost related to ESPP shares. This cost is expected to be recognized over a weighted-average remaining period of 1.37 years.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Modifications
Aggregate incremental expense associated with modifications to stock options, RSAs, RSUs, and PBRSUs in connection with separation agreements during 2018, 2017, and 2016 was $0.6 million, $1.6 million, and $0.5 million, respectively.
13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in the balances of each component of accumulated other comprehensive loss during the two years ended December 31, 2018 are as follows (in thousands):

	Foreign currency translation adjustments	Unrealized gains (losses) on marketable securities	Total
Balance as of January 1, 2017	$(4,729)	$(547)	$(5,276)
Other comprehensive income (loss)	2,270	(371)	1,899
Balance as of December 31, 2017	$(2,459)	$(918)	$(3,377)
Other comprehensive (loss) income	(1,796)	304	(1,492)
Balance as of December 31, 2018	$(4,255)	$(614)	$(4,869)
For the years ended December 31, 2018 and 2017 reclassifications of items from accumulated other comprehensive income (loss) to net income were ($0.4) million and insignificant, respectively, related to realized losses on sales of marketable securities. For further information, see Note 5, "Investments."
14. EARNINGS PER SHARE
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
On August 1, 2018, the Company settled the principal amount of the Notes in cash and issued shares of common stock to settle the conversion premium. During the years ended December 31, 2017 and 2016, and for the portion of 2018 that precedes the settlement date, the dilutive effect of the Notes is reflected in diluted earnings per share using the treasury stock method, which considers the number of shares that would have been required to settle the premium above principal at the average stock price for the period. Refer to Note 10, "Debt" for further information on the settlement of the Notes.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share for the three years ended December 31, 2018 is shown in the following table (in thousands, except per share data):

	2018	2017		2016
Numerator
Net income	$51,921	$47,576	(1)	$28,009	(1)
Denominator
Denominator for basic earnings per share:
Weighted-average common shares outstanding	58,125	56,473		55,492
Denominator for diluted earnings per share:
Dilutive potential common shares:
Stock options	862	997		967
Restricted stock awards and units	783	929		646
Performance-based restricted stock units	630	498		144
Employee stock purchase plan	168	152		—
Convertible senior notes	594	716		—
Weighted-average common shares outstanding with assumed conversion	61,162	59,765		57,249
Basic earnings per share	$0.89	$0.84	(1)	$0.50	(1)
Diluted earnings per share	$0.85	$0.80	(1)	$0.49	(1)
(1) Figures for the years ended December 31, 2017 and 2016 have been recast to reflect the Company's January 1, 2018 full retrospective adoption of ASC 606.
Antidilutive common stock equivalents excluded from the calculation of dilutive earnings per share for the three years ended December 31, 2018 are shown in the following table (in thousands):

	2018	2017	2016
Stock options	80	74	586
Restricted stock awards and units	78	17	41
Performance-based restricted stock units	—	5	1
Employee stock purchase plan	289	189	266
Total	447	285	894
15. INCOME TAXES
For the years ended December 31, 2018, 2017, and 2016, income before income taxes includes the following components (in thousands):

	2018	2017		2016
U.S. income	$39,831	$50,523	(1)	$41,758	(1)
Non-U.S. income (loss)	10,307	2,512		(5,967)
Income before income taxes	$50,138	$53,035	(1)	$35,791	(1)
(1) Recast to reflect the Company's January 1, 2018 full retrospective adoption of ASC 606.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The components of income tax expense for the years ended December 31, 2018, 2017, and 2016 are as follows (in thousands):

	2018	2017		2016
Current expense:
U.S. federal and state	$747	$1,429		$444
Foreign	1,807	3,122		1,992
Current expense	2,554	4,551		2,436
Deferred expense (benefit):
U.S. federal and state	(4,783)	4,478	(1)	5,605	(1)
Foreign	446	(334)		(259)
Valuation allowance	—	(3,236)		—
Deferred (benefit) expense	(4,337)	908	(1)	5,346	(1)
Total income tax expense	$(1,783)	$5,459	(1)	$7,782	(1)
(1) Recast to reflect the Company's January 1, 2018 full retrospective adoption of ASC 606.
A reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended December 31, 2018, 2017, and 2016 is as follows:

	2018	2017 (1)	2016 (1)
U.S. federal statutory rate	21.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State tax expense, net of federal benefit	3.3%	2.8%	3.0%
U.S. credits and incentives	(20.0%)	(12.2%)	(25.0%)
Foreign earnings	2.6%	4.0%	10.6%
Stock-based compensation	(6.4%)	(9.8%)	(5.0%)
U.S. Tax Cuts and Jobs Act	(2.0%)	2.5%	—%
Non-cash gain on investment in SHYFT	(3.2%)	—%	—%
Intra-entity asset transfer	—%	(16.9%)	—%
Other	1.1%	4.9%	3.1%
Effective tax rate	(3.6)%	10.3%	21.7%
(1) Recast to reflect the Company's January 1, 2018 full retrospective adoption of ASC 606.
The U.S. Tax Cuts and Jobs Act (the "Tax Act"), enacted on December 22, 2017, introduced significant changes to U.S. income tax law, including, among other things, reducing the U.S. statutory tax rate from 35% to 21% beginning in 2018. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company made a reasonable estimate of the effects and recorded a net provisional amount of $4.0 million in its financial statements in the fourth quarter of 2017. The Company made immaterial revisions to the provisional amounts during the first quarter of 2018. The Company continued to interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies during 2018, and completed an in-depth analysis of the amount of unremitted foreign earnings subject to the one-time transition tax provisions of the Tax Act. As a result of the analysis, in the fourth quarter of 2018, the Company recorded a reduction of $1.0 million to the previously recorded net provisional charge. The accounting for the effects of the Tax Act has been completed as of December 31, 2018.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

As of December 31, 2018 and 2017, the components of deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2018	2017
Assets:
Net operating loss carryforwards	$10,046	$4,066
Alternative minimum tax credit	770	770
Stock-based compensation	14,609	11,629
Federal and state research and development tax credits	37,547	27,120
Foreign tax credit	3,025	3,809
Deferred rent	2,263	4,138
Wire transaction loss/recovery	60	57
Capitalized research and development	7,689	8,604
Other	4,795	3,191
Gross deferred tax assets	80,804	63,384
Liabilities:
Depreciable and amortizable assets	(19,135)	(12,658)
Convertible notes	—	(2,155)
Accrued bonus	(2,855)	(4,128)
Prepaid commissions and sales bonuses	(10,014)	(5,058)	(1)
Other	(338)	(459)
Gross deferred tax liabilities	(32,342)	(24,458)	(1)
Less: valuation allowance	(2,579)	(3,236)
Net deferred tax assets	$45,883	$35,690	(1)
Net long-term deferred tax assets	45,982	35,789	(1)
Net long-term deferred tax liabilities	(99)	(99)
Net deferred tax assets	$45,883	$35,690	(1)
(1) Recast to reflect the Company's January 1, 2018 full retrospective adoption of ASC 606.
As of December 31, 2018 and 2017, the Company had approximately $39.0 million and $14.3 million of federal net operating loss carryforwards ("NOLs") available to offset future taxable income with approximately $28.1 million of NOLs expiring from 2024 through 2036, and $10.9 million of NOLs available indefinitely to offset future taxable income. The total amount of state and local NOLs in aggregate was $23.5 million and $17.1 million as of December 31, 2018 and 2017, respectively, and will begin to expire in 2024. Certain NOLs are subject to limitations under Section 382 of the Internal Revenue Code.
As of December 31, 2018 and 2017, the Company had $2.6 million and $3.2 million, respectively, of valuation allowance against its deferred tax assets as it is more likely than not that the deferred tax assets associated with foreign tax credits will not be fully realized.
The Company has recorded unrecognized tax benefits in other long-term liabilities on its consolidated balance sheets. The aggregate changes in the balance of the Company's gross unrecognized tax benefits for the three years ended December 31, 2018 are as follows (in thousands):

	2018	2017	2016
Gross unrecognized tax benefits as of beginning of period	$4,142	$2,935	$8,069
Increases based on tax positions related to the current year	1,712	1,247	922
Increases related to tax positions from prior fiscal years	605	—	65
Reductions related to tax positions from prior fiscal years	(45)	(40)	(1,906)
Settlements with tax authority	—	—	(4,215)
Total gross unrecognized tax benefits as of end of period	$6,414	$4,142	$2,935

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

If recognized, unrecognized tax benefits would have a net impact of approximately $6.2 million on the effective tax rate. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes. Recognized interest and penalties were immaterial in 2018, 2017, and 2016. The Company has determined its unrecognized tax benefits, including similar items in open tax years, based on historical experience with taxing authorities and other associated information and analysis.
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
The Company is open to audit in various jurisdictions for tax returns related to years after 2011. The Company has recorded changes in the liability for unrecognized tax benefits for current and prior year tax positions related to both ongoing and concluded income tax audits in various jurisdictions.
The Tax Act imposed a mandatory transition tax on accumulated foreign earnings and generally eliminates U.S. taxes on foreign subsidiary distributions. The Company does not intend to permanently reinvest the earnings of its foreign subsidiaries and U.S. taxes have been provided. To the extent that earnings in foreign jurisdictions are distributed to the U.S. in the future, there should be no incremental U.S. federal taxes, aside from those on foreign currency gains or losses associated with this previously taxed income. Any foreign and state taxes on such distributions are not expected to be material and taxes have not been provided.
16. COMMITMENTS AND CONTINGENCIES
401(k) Plan—The Company has a pre-tax savings and profit sharing plan (the “401(k) Plan”) under Section 401(k) of the Internal Revenue Code for substantially all employees. The Company provides a 50% match of the first 6% of eligible compensation contributed each period by the employees. The maximum match by the Company is therefore 3% of eligible compensation. The Company incurred expense of $5.6 million, $4.5 million, and $2.3 million relating to matching contributions in 2018, 2017, and 2016, respectively.
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
Wire Transaction Claim — During the third quarter of 2018, the Company collected the full amount of the judgment that it was awarded in connection with the previously reported wire transaction claim. For full details, see Note 2, "Wire Transaction Recovery."

MEDIDATA SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

17. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA
The following table presents the Company's unaudited selected quarterly financial data for 2018 and 2017 (in thousands, except for per share amounts):

For the fiscal year 2018:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenues	$149,198	$155,905	$163,406	$167,187
Gross profit	112,896	118,404	121,179	124,058
Operating income	13,326	12,837	14,119	11,035
Net income	10,325	16,589	10,688	14,319
Earnings per share:
Basic	$0.18	$0.29	$0.18	$0.24
Diluted	$0.17	$0.27	$0.17	$0.23

For the fiscal year 2017:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenues	$127,644	$136,027	$138,945	$141,589
Gross profit	97,030	104,107	107,391	108,884
Operating income	12,879	12,661	22,257	17,359
Net income	9,980	7,541	13,043	17,012
Earnings per share:
Basic	$0.18	$0.13	$0.23	$0.30
Diluted	$0.17	$0.13	$0.22	$0.28

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2018, an evaluation was performed with the participation of our Disclosure Committee and our management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon such evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2018.
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
In making the assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018, our management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, we determined that our internal control over financial reporting was effective based on those criteria as of December 31, 2018.
Deloitte & Touche LLP, our independent registered public accounting firm, has performed an audit of the effectiveness of our internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO. This audit is required to be performed in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our independent auditors were given unrestricted access to all financial records and related data. The attestation reporting on the effectiveness of our internal control over financial reporting as of December 31, 2018 issued by our independent registered public accounting firm is included at the end of Item 9A in this Annual Report on Form 10-K.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Medidata Solutions, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Medidata Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated March 1, 2019, expressed an unqualified opinion on those financial statements.

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

/s/Deloitte & Touche LLP

New York, New York
March 1, 2019

Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018 in connection with our 2019 Annual Meeting of Stockholders.
Item 11. Executive Compensation
The information required by this Item 11 is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018 in connection with our 2019 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018 in connection with our 2019 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018 in connection with our 2019 Annual Meeting of Stockholders.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018 in connection with our 2019 Annual Meeting of Stockholders.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) We have filed the following documents as part of this Form 10-K:

1.	Financial statements — See Index to Consolidated Financial Statements under Item 8 of this Form 10-K.

2.	Financial statement schedules — None. (Information required to be presented in financial statement schedules is included in the consolidated financial statements or notes thereto.)

3.	Exhibits — See Exhibit Index immediately following the signature page of this Form 10-K.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIDATA SOLUTIONS, INC.

By:	/S/ TAREK A. SHERIF
Tarek A. Sherif Chairman and Chief Executive Officer
Date: March 1, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ TAREK A. SHERIF	Chairman, Chief Executive Officer (Principal Executive Officer) and Director	March 1, 2019
Tarek A. Sherif

/S/ ROUVEN BERGMANN	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 1, 2019
Rouven Bergmann

/S/ GLEN M. DE VRIES	President and Director	March 1, 2019
Glen M. de Vries

/S/ CARLOS DOMINGUEZ	Director	March 1, 2019
Carlos Dominguez

/S/ NEIL M. KURTZ, M. D.	Director	March 1, 2019
Neil M. Kurtz, M.D.

/S/ GEORGE W. MCCULLOCH	Director	March 1, 2019
George W. McCulloch

	Director	March 1, 2019
Maria Rivas

/S/ LEE A. SHAPIRO	Director	March 1, 2019
Lee A. Shapiro

/S/ ROBERT B. TAYLOR	Director	March 1, 2019
Robert B. Taylor

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Date Filed
2.1	Agreement and Plan of Merger by and Among Medidata Solutions, Inc., Storm Merger Sub, Inc., SHYFT Analytics, Inc., and Storm Seller Representative LLC	8-K	001-34387	6/12/2018
3.1	Fifth Amended and Restated Certificate of Incorporation of Medidata Solutions, Inc.	10-Q	001-34387	8/7/2014
3.2	Certificate of Amendment of Fifth Amended and Restated Certificate of Incorporation of Medidata Solutions, Inc., dated June 2, 2016	8-K	001-34387	6/7/2016
3.3	Amended and Restated Bylaws	8-K	001-34387	2/16/2016
4.1	Specimen stock certificate	S-1/A	333-156935	6/3/2009
4.2	Indenture, dated as of August 12, 2013, between Medidata Solutions, Inc. and Wells Fargo Bank, National Association, as Trustee	8-K	001-34387	8/12/2013
4.3	Form of 1.00% Convertible Senior Notes due 2018	8-K	001-34387	8/12/2013
10.1	Form of Officer and Director Indemnification Agreement	S-1/A	333-156935	6/3/2009
10.2†	Medidata Solutions, Inc. Amended and Restated 2000 Stock Option Plan	S-1/A	333-156935	5/15/2009
10.3†	Form of Medidata Solutions, Inc. Amended and Restated 2000 Stock Option Plan Option Agreement	S-1/A	333-156935	5/15/2009
10.4†	Medidata Solutions, Inc. Second Amended and Restated 2009 Long-Term Incentive Plan	8-K	001-34387	5/2/2013
10.5†	Form of Medidata Solutions, Inc. 2009 Long-Term Incentive Plan Stock Option Agreement	S-1/A	333-156935	6/3/2009
10.6†	Form of Medidata Solutions, Inc. 2009 Long-Term Incentive Plan Restricted Stock Agreement	S-1/A	333-156935	6/3/2009
10.7†	Form of Medidata Solutions, Inc. Restricted Stock Agreement	10-Q	001-34387	5/3/2013
10.8†	Form of Medidata Solutions, Inc. Performance-Based Restricted Stock Unit Agreement	10-Q	001-34387	5/9/2016
10.9†	Medidata Solutions, Inc. Third Amended and Restated 2014 Employee Stock Purchase Plan	S-8	333-225820	6/22/2018
10.10†	Form of Executive Change in Control Agreement	8-K	001-34387	7/8/2014
10.11†	Amended and Restated Executive Change in Control Agreement for CEO and President	8-K	001-34387	8/15/2016
10.12
Lease between AGBRI Fannin L.P. and Medidata Solutions, Inc., dated March 13, 2006, as amended on March 8, 2007 and June 3, 2008, for space at the premises located at 1301 Fannin Street, Houston, Texas
		S-1/A	333-156935	3/23/2009
10.13
Agreement of Lease between the Rector, Church-Wardens and Vestrymen of Trinity Church in the City of New York and Medidata Solutions, Inc. dated October 19, 2012, for space at the premises located at 350 Hudson Street, New York, New York
		8-K	001-34387	10/23/2012
10.14	Amendment No. 1, dated September 25, 2013, to Agreement of Lease between the Rector, Church-Wardens and Vestrymen of Trinity Church in the City of New York and Medidata Solutions, Inc.	10-K	001-34387	2/24/2014
10.15	Amendment No. 2, dated December 6, 2013, to Agreement of Lease between the Rector, Church-Wardens and Vestrymen of Trinity Church in the City of New York and Medidata Solutions, Inc.	10-K	001-34387	2/24/2014
10.16†	Separation Agreement and General Release between Medidata Solutions, Inc. and Michael Capone, dated December 20, 2017	10-K	001-34387	2/28/2018
10.17†	Form of Medidata Solutions, Inc. 2017 Performance-Based Restricted Stock Unit Agreement	10-Q	001-34387	5/8/2017
10.18†	Medidata Solutions, Inc. Amended and Restated 2017 Long-Term Incentive Plan	S-8	333-225816	6/22/2018
10.19†	Form of Medidata Solutions, Inc. Restricted Stock Agreement	10-Q	001-34387	8/1/2017
10.20†	Form of Medidata Solutions, Inc. Nonstatutory Stock Option Agreement	10-Q	001-34387	11/3/2017
10.21
Credit Agreement, dated as of December 21, 2017, among Medidata Solutions, Inc., as the Borrower, the Lenders that are from time to time parties thereto, and HSBC Bank USA, National Association, as Administrative Agent
		8-K	001-34387	12/28/2017
10.22†	Form of Medidata Solutions, Inc. 2018 Performance-Based Restricted Stock Unit Agreement	10-Q	001-34387	5/4/2018
10.23*
Amendment No. 1, dated December 10, 2018, to Credit Agreement among Medidata Solutions. Inc., as the Borrower, the Lenders that are from time to time parties thereto, and HSBC Bank USA, National Association, as Administrative Agent

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