Form 10-Q
period 2019-03-31
Medidata Solutions, Inc.
filed 2019-05-10
CIK 1453814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-34387

Medidata Solutions, Inc.
(Exact name of registrant as specified in its charter)
Delaware	13-4066508
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
350 Hudson Street, 9th Floor New York, New York	10014
(Address of principal executive offices)	(Zip Code)
(212) 918-1800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common stock, par value	$0.01	MDSO	The NASDAQ Stock Market LLC
(Title of each class)		(Trading symbol)	(Name of each exchange on which registered)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
As of May 3, 2019, the registrant had 62,260,585 shares of common stock outstanding.

MEDIDATA SOLUTIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED March 31, 2019

PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)

MEDIDATA SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2019	December 31, 2018
	(Amounts in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$109,052	$105,440
Marketable securities	97,060	135,105
Accounts receivable, net of allowance for doubtful accounts of $1,959 and $1,999, respectively (1)	177,853	170,744
Capitalized contract costs	23,186	22,247
Prepaid expenses and other current assets	36,817	28,949
Total current assets	443,968	462,485
Restricted cash	7,212	7,205
Operating lease assets (2)	86,383	—
Furniture, fixtures and equipment, net	111,035	98,983
Goodwill	215,958	216,017
Intangible assets, net	28,276	29,546
Deferred tax assets	46,503	45,982
Other assets	57,367	52,994
Total assets	$996,702	$913,212
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,137	$7,482
Accrued payroll and other compensation	31,823	51,270
Accrued expenses and other	46,785	37,487
Operating lease liabilities (2)	14,286	—
Deferred revenue	71,591	74,463
Total current liabilities	172,622	170,702
Noncurrent liabilities:
Term loan, net	86,606	88,366
Deferred revenue, noncurrent	2,424	3,843
Deferred tax liabilities	98	99
Operating lease liabilities, noncurrent (2)	96,585	—
Other long-term liabilities	1,641	18,754
Total noncurrent liabilities	187,354	111,062
Total liabilities	359,976	281,764
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $0.01 per share; 200,000 shares authorized; 67,434 and 66,103 shares issued; 62,246 and 61,348 shares outstanding, respectively	674	661
Additional paid-in capital	596,725	574,667
Treasury stock, 5,188 and 4,755 shares, respectively	(181,553)	(152,849)
Accumulated other comprehensive loss	(4,103)	(4,869)
Retained earnings	224,983	213,838
Total stockholders’ equity	636,726	631,448
Total liabilities and stockholders’ equity	$996,702	$913,212
(1) Unbilled receivables of $48,648 and $38,601, respectively, are included in accounts receivable as of March 31, 2019 and December 31, 2018.
(2) Figures as of March 31, 2019 reflect the Company's January 1, 2019 adoption of Accounting Standards Update ("ASU") No. 2016-02, Leases. For additional details, see Note 1, "Summary of Significant Accounting Policies — Recently Adopted Accounting Pronouncements."

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2019	2018
	(Amounts in thousands, except per share data)
Revenues
Subscription	$146,875	$126,819
Professional services	26,629	22,379
Total revenues	173,504	149,198
Cost of revenues (1)(2)
Subscription	26,728	20,341
Professional services	19,275	15,961
Total cost of revenues	46,003	36,302
Gross profit	127,501	112,896
Operating costs and expenses
Research and development (1)	46,489	37,522
Sales and marketing (1)(2)	43,396	36,861
General and administrative (1)	32,634	25,187
Total operating costs and expenses	122,519	99,570
Operating income	4,982	13,326
Interest and other income (expense)
Interest expense	(1,110)	(5,575)
Interest income	945	2,088
Other expense, net	(28)	(96)
Total interest and other expense, net	(193)	(3,583)
Income before income taxes	4,789	9,743
Income tax benefit	(6,356)	(582)
Net income	$11,145	$10,325
Earnings per share
Basic	$0.19	$0.18
Diluted	$0.18	$0.17
Weighted average common shares outstanding
Basic	59,693	57,055
Diluted	61,755	60,098
(1) Stock-based compensation expense included in cost of revenues and operating costs and expenses is as follows:
Cost of revenues	$2,383	$1,268
Research and development	4,249	2,854
Sales and marketing	5,426	2,644
General and administrative	7,606	6,389
Total stock-based compensation	$19,664	$13,155
(2) Amortization of intangible assets included in cost of revenues and operating costs and expenses is as follows:
Cost of revenues	$1,364	$1,094
Sales and marketing	506	120
Total amortization of intangible assets	$1,870	$1,214

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2019	2018
	(Amounts in thousands)
Net income	$11,145	$10,325
Other comprehensive income (loss)
Foreign currency translation adjustments	372	1,270
Unrealized gain (loss) on marketable securities	532	(1,026)
Other comprehensive income	904	244
Income tax related to unrealized gain or loss on marketable securities	(138)	58
Other comprehensive income, net of tax	766	302
Comprehensive income, net of tax	$11,911	$10,627

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities	(Amounts in thousands)
Net income	$11,145	$10,325
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of intangible assets and depreciation	10,529	7,813
Stock-based compensation	19,664	13,155
Amortization of operating lease assets (1)	3,025	—
Amortization of capitalized contract costs	6,583	4,919	(2)
Amortization of discounts or premiums on marketable securities	38	147
Realized loss on available-for-sale marketable securities	27	—
Deferred income taxes	(659)	818
Amortization of debt issuance costs	109	427
Amortization of debt discount	—	3,481
Provision for doubtful accounts	431	373
Loss on fixed asset disposal	101	96
Changes in fair value of contingent consideration	161	(72)
Changes in operating assets and liabilities:
Accounts receivable	(7,540)	(23,141)
Capitalized contract costs	(12,054)	(10,619)	(2)
Prepaid expenses and other current assets	(2,820)	(658)
Other assets	159	125
Accounts payable	1,361	2,600
Accrued payroll and other compensation	(24,174)	(13,711)
Accrued expenses and other	7,668	(778)
Deferred revenue	(4,291)	9,440
Operating lease liabilities (1)	(3,858)	—
Other long-term liabilities	479	236
Net cash provided by operating activities	6,084	4,976
Cash flows from investing activities
Purchases of furniture, fixtures and equipment	(18,188)	(11,147)
Purchase of domain name	(600)	—
Purchases of available-for-sale securities	—	(57,974)
Proceeds from sale of available-for-sale securities	38,512	64,202
Net cash provided by (used in) investing activities	19,724	(4,919)
Cash flows from financing activities
Proceeds from exercise of stock options	2,341	2,366
Proceeds from employee stock purchase plan	3,408	3,121
Acquisition of treasury stock	(26,616)	(16,614)
Term loan principal payments	(1,250)	—
Payment of acquisition-related earn-outs	(297)	(87)
Payment of credit facility financing costs	—	(175)
Net cash used in financing activities	(22,414)	(11,389)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	225	597
Net increase (decrease) in cash, cash equivalents and restricted cash	3,619	(10,735)
Cash, cash equivalents and restricted cash – Beginning of period	112,645	242,843
Cash, cash equivalents and restricted cash – End of period	$116,264	$232,108

(1) Figures for the three months ended March 31, 2019 reflect the Company's January 1, 2019 adoption of ASU No. 2016-02, Leases. For additional details, see Note 1, "Summary of Significant Accounting Policies — Recently Adopted Accounting Pronouncements."

(2) Change in prior period to conform to current period presentation
The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (Unaudited)

	Three Months Ended March 31,
	2019	2018
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$990	$2,200
Income taxes	$(1,053)	$1,099

Noncash investing activities:
Furniture, fixtures, and equipment acquired but not yet paid for at period-end	$6,801	$3,901

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
Except to the extent updated or described below, the Company’s significant accounting policies as of March 31, 2019 are the same as those at December 31, 2018, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2019.
Basis of Presentation — The accompanying interim condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018, the condensed consolidated statements of comprehensive income for the three months ended March 31, 2019 and 2018, and the condensed consolidated statements of cash flows for the three months ended March 31, 2019 and 2018 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC for interim financial reporting. Accordingly, certain information and footnote disclosures have been condensed or omitted pursuant to SEC rules that would ordinarily be required by U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto for the fiscal year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2019.
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments consisting of normal recurring accruals considered necessary to present fairly the Company’s financial position as of March 31, 2019, results of its operations for the three months ended March 31, 2019 and 2018, comprehensive income for the three months ended March 31, 2019 and 2018, and cash flows for the three months ended March 31, 2019 and 2018. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
Accounts Receivable — Accounts receivable are recorded at original invoice amount less an allowance that management believes will be adequate to absorb estimated losses on uncollectible accounts. This allowance is based on an evaluation of the collectability of accounts receivable and prior bad debt experience. Accounts receivable are written off when deemed uncollectible. Unbilled receivables consist of revenue recognized in excess of billings, substantially all of which is expected to be billed and collected within one year. As of March 31, 2019 and December 31, 2018, unbilled accounts receivable of $48.6 million and $38.6 million, respectively, were included in accounts receivable on the Company's condensed consolidated balance sheets.
Leases — At the inception of an arrangement, the Company evaluates the existence and type of lease; the Company has determined that all of its leases are operating leases, which are recognized as operating lease assets and operating lease liabilities on its condensed consolidated balance sheet as of March 31, 2019 (subsequent to the adoption of Accounting Standards Codification ("ASC") 842, Leases on January 1, 2019). Operating lease assets represent the right to use an underlying asset over the lease term, and operating lease liabilities represent the obligation to make lease payments. Some of the Company's leases contain options to extend or terminate; the Company is reasonably certain that it will not exercise these options and does not consider them in the determination of the lease term.
Leases with an initial term of twelve months or less are not recorded on the balance sheet; the Company recognizes the related expense on a straight-line basis over the lease term. For leases beginning in 2019 and later, the Company accounts for lease components together with nonlease components. Operating lease assets and liabilities are recognized based on the present value of the remaining lease payments as of the commencement date. As the majority of its leases do not provide an implicit interest rate, the Company uses the estimated incremental borrowing rate that would be required to secure a loan from a third-party lender over the relevant term. For further information, see Note 8, “Leases.".
Income Taxes — The Company’s interim period provision for income taxes is computed by using an estimate of the annual effective tax rate, adjusted for discrete items taken into account in the relevant period, if any. Each quarter, the annual effective income tax rate is recomputed and if there are material changes in the estimate, a cumulative adjustment is made.
Recently Adopted Accounting Pronouncements — In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases, which replaces previous lease guidance in its entirety with ASC 842 and requires lessees to recognize lease assets and lease liabilities for those arrangements classified as operating leases under previous guidance, with the exception of leases with a term of twelve months or less. The Company adopted ASU No. 2016-02 on January 1, 2019 using the additional transition method, which allows prior periods to be presented under previous lease accounting guidance. Refer to Note 8, "Leases," for related disclosures.
In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits companies to reclassify disproportionate tax effects in accumulated other comprehensive income caused by the U.S. Tax Cuts and Jobs Act enacted in December 2017 to retained earnings. ASU No. 2018-02 is effective

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods. The Company adopted ASU No. 2018-02 on January 1, 2019, and the adoption did not have a material impact on its condensed consolidated financial statements.
Recently Issued Accounting Pronouncements — There have been no changes in the expected dates of adoption or estimated effects on the Company's consolidated financial statements of recently issued accounting pronouncements from those disclosed in the Company’s Annual Report on Form 10-K.
2. REVENUES
Disaggregation of Revenue
The following tables provide information about the Company's revenues, disaggregated by geographical market and revenue type, for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019			2018
	Subscription	Professional Services	Total	Subscription	Professional Services	Total
Revenues:
United States	$108,836	$17,517	$126,353	$96,165	$15,984	$112,149
Rest of Americas	1,803	239	2,042	1,115	376	1,491
Total Americas	110,639	17,756	128,395	97,280	16,360	113,640

Japan	10,897	2,473	13,370	8,112	1,794	9,906
Rest of Asia Pacific	6,004	1,736	7,740	3,701	977	4,678
Total Asia Pacific	16,901	4,209	21,110	11,813	2,771	14,584

Europe, Middle East and Africa	19,335	4,664	23,999	17,726	3,248	20,974
Total	$146,875	$26,629	$173,504	$126,819	$22,379	$149,198

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

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Contract Balances
The following table provides information about changes in the Company's deferred revenue balances during the three months ended March 31, 2019 and 2018 (in thousands):

	Deferred Revenue
	2019	2018
Balance as of January 1	$78,306	$82,631
Revenue recognized that was included in deferred revenue at the beginning of the period	(51,444)	(63,720)
Revenue recognized that was not included in deferred revenue at the beginning of the period	(116,052)	(85,275)
Increases due to invoicing	155,583	155,416
Revenue recognized in excess of billings	10,048	2,688
Other	(2,426)	331
Balance as of March 31	$74,015	$92,071
Aside from the accounts receivable presented on its condensed consolidated balance sheets, the Company did not have any material contract assets for any of the periods presented.
Transaction Price Allocated to the Remaining Performance Obligations
As of March 31, 2019, the Company has unsatisfied performance obligations associated with subscription services that extend through 2030. The total multi-year transaction price allocated to unsatisfied subscription performance obligations is approximately $1,042 million as of March 31, 2019. Of this amount, approximately $407 million, $377 million, and $258 million are expected to be recognized in 2019, 2020, and thereafter, respectively.
As of March 31, 2019, the total transaction price allocated to unsatisfied professional services performance obligations is immaterial.
Costs to Obtain and Fulfill a Contract with a Customer
Sales commissions earned are considered incremental and recoverable costs of obtaining a contract with a customer and therefore are capitalized as contract costs. Capitalized contract costs were $65.5 million and $60.0 million as of March 31, 2019 and December 31, 2018, respectively. The current portion of capitalized contract costs is represented by capitalized contract costs on the Company's consolidated balance sheets; the long-term portion is included in other assets.
Amortization of capitalized contract costs was $6.6 million and $4.9 million for the three months ended March 31, 2019 and 2018, respectively. There have been no impairment losses related to capitalized contract costs.
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
During the three months ended March 31, 2019 and 2018, the Company withheld 393,249 shares at an average price of $72.99 and 248,831 shares at an average price of $66.77, respectively, in connection with the vesting of equity awards.
Nonvested restricted stock awards forfeited by plan participants are transferred to the Company's treasury stock at par. During the three months ended March 31, 2019 and 2018, 40,281 and 42,176 forfeited shares, respectively, were transferred to treasury stock at their par value of $0.01.
Accumulated Other Comprehensive Loss — For the three months ended March 31, 2019 and 2018, reclassifications of items from accumulated other comprehensive loss to net income were insignificant.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following reconciliation presents significant changes in the components of stockholders' equity for the three months ended March 31, 2019 and 2018 (in thousands):

				Accumulated other comprehensive loss
(amounts in thousands)	Common stock	Additional paid-in capital	Treasury stock	Foreign currency translation adjustments	Unrealized gains (losses) on marketable securities	Retained earnings	Total
Balance - January 1, 2019	$661	$574,667	$(152,849)	$(4,255)	$(614)	$213,838	$631,448
Comprehensive income, net	—	—	—	372	394	11,145	11,911
Stock-based compensation	—	19,730	—	—	—	—	19,730
Issuance of shares under stock-based compensation plans	13	2,328	—	—	—	—	2,341
Acquisition of treasury stock in connection with award vesting	—	—	(28,704)	—	—	—	(28,704)
Balance - March 31, 2019	$674	$596,725	$(181,553)	$(3,883)	$(220)	$224,983	$636,726

				Accumulated other comprehensive loss
(amounts in thousands)	Common stock	Additional paid-in capital	Treasury stock	Foreign currency translation adjustments	Unrealized gains (losses) on marketable securities	Retained earnings	Total
Balance - January 1, 2018	628	486,147	(132,705)	(2,459)	(918)	161,917	512,610
Comprehensive income, net	—	—	—	1,270	(968)	10,325	10,627
Stock-based compensation	—	13,214	—	—	—	—	13,214
Issuance of shares under stock-based compensation plans	9	2,357	—	—	—	—	2,366
Acquisition of treasury stock in connection with award vesting	—	—	(16,614)	—	—	—	(16,614)
Balance - March 31, 2018	$637	$501,718	$(149,319)	$(1,189)	$(1,886)	$172,242	$522,203
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
The following tables provide the Company’s marketable securities by security type as of March 31, 2019 and December 31, 2018 (in thousands):

	As of March 31, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper and corporate bonds	$86,668	$—	$(251)	$86,417
U.S. government agency debt securities	10,690	—	(47)	10,643
Total	$97,358	$—	$(298)	$97,060

	As of December 31, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper and corporate bonds	$125,245	$—	$(747)	$124,498
U.S. government agency debt securities	10,690	—	(83)	10,607
Total	$135,935	$—	$(830)	$135,105

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Contractual maturities of the Company’s marketable securities as of March 31, 2019 and December 31, 2018 are summarized as follows (in thousands):

	As of March 31, 2019		As of December 31, 2018
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in one year or less	$97,358	$97,060	$135,935	$135,105
Due in one to five years	—	—	—	—
Total	$97,358	$97,060	$135,935	$135,105
At March 31, 2019, the Company had $0.3 million of gross unrealized losses primarily due to a decrease in the fair value of certain corporate bonds.
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
As the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company has determined that the gross unrealized losses on such investments at March 31, 2019 are temporary in nature. Accordingly, the Company did not consider its investments in marketable securities to be other-than-temporarily impaired as of March 31, 2019.
The following table provides the fair market value and gross unrealized losses of the Company's marketable securities with unrealized losses, aggregated by security type, as of March 31, 2019 and December 31, 2018 (in thousands):

	In Loss Position for More than 12 Months
	As of March 31, 2019		As of December 31, 2018
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper and corporate bonds	$86,416	$(251)	$124,498	$(747)
U.S. government agency debt securities	10,643	(47)	10,607	(83)
Total	$97,059	$(298)	$135,105	$(830)
During the three months ended March 31, 2019 and 2018, the Company recorded an insignificant amount of net realized gains and losses from the sale of marketable securities.
Other Investments
The Company holds shares of Series D Preferred Stock of Syapse Inc. purchased in a private placement. This investment does not have a readily determinable fair value and is carried at original cost in other assets on the Company's condensed consolidated balance sheets. This investment had a carrying value of $3.0 million as of March 31, 2019 and December 31, 2018. The Company periodically evaluates this investment to determine if impairment charges are required; no impairment charges were recognized during the three months ended March 31, 2019 or 2018.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. FAIR VALUE
The following table summarizes, as of March 31, 2019 and December 31, 2018, the Company's financial assets and liabilities that are measured at fair value on a recurring basis, according to the fair value hierarchy described in the significant accounting policies included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (in thousands):

	As of March 31, 2019				As of December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$108,292	$—	$—	$108,292	$103,859	$—	$—	$103,859
Money market funds	760	—	—	760	1,581	—	—	1,581
Total cash and cash equivalents	109,052	—	—	109,052	105,440	—	—	105,440
Commercial paper and corporate bonds	—	86,416	—	86,416	—	124,498	—	124,498
U.S. government agency debt securities	—	10,644	—	10,644	—	10,607	—	10,607
Total marketable securities	—	97,060	—	97,060	—	135,105	—	135,105
Total financial assets measured at fair value on a recurring basis	$109,052	$97,060	$—	$206,112	$105,440	$135,105	$—	$240,545

Contingent consideration – short-term	$—	$—	$974	$974	$—	$—	$1,110	$1,110
Total financial liabilities measured at fair value on a recurring basis	$—	$—	$974	$974	$—	$—	$1,110	$1,110
Investments in commercial paper, corporate bonds, and U.S. government agency debt securities have been classified as Level 2 as they are valued using quoted prices in less active markets or other directly or indirectly observable inputs. Fair values of corporate bonds and U.S. government agency debt securities were derived from a consensus or weighted-average price based on input of market prices from multiple sources at each reporting period. With regard to commercial paper, all of the securities had high credit ratings and one year or less to maturity; therefore, fair value was derived from accretion of purchase price to face value over the term of maturity or quoted market prices for similar instruments if available. During the three months ended March 31, 2019 and 2018, there were no transfers of financial assets between Level 1 and Level 2.
Contingent consideration liabilities associated with earn-out payments related to the Company's February 2017 acquisition of CHITA Inc. ("CHITA") are classified as Level 3 in the fair value hierarchy because they rely significantly on inputs that are unobservable in the market. The fair value of portions of contingent consideration related to the achievement of a technical milestone have been estimated using situation-based modeling, which considers the probability-weighted present value of the expected payout amount. The fair value of portions of contingent consideration related to achievement of revenue targets have been estimated using a Monte Carlo simulation to simulate future performance of the acquired business under a risk-neutral framework; significant inputs to the simulation include a risk-adjusted discount rate of 10.2% and revenue volatility of 8.0%. Contingent consideration is recorded in accrued expenses and other on the Company's condensed consolidated balance sheets.
The following table provides a summary of changes in fair value of the Company's Level 3 contingent consideration liabilities during the three months ended March 31, 2019 (in thousands):

Balance as of January 1, 2019	$1,110
Amounts earned by sellers	(297)
Fair value adjustment (included in general and administrative expenses)	161
Balance as of March 31, 2019	$974
The carrying amounts of all other current financial assets and current financial liabilities reflected in the condensed consolidated balance sheets approximate fair value due to their short-term nature.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6. GOODWILL AND INTANGIBLE ASSETS
The change in the carrying amount of goodwill during the three months ended March 31, 2019 was as follows (in thousands):

Balance as of January 1, 2019	$216,017
Purchase price adjustment - SHYFT Analytics, Inc.	(149)
Foreign currency translation adjustments	90
Balance as of March 31, 2019	$215,958
Total intangible assets are summarized as follows (in thousands):

	As of March 31, 2019			As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$31,384	$(15,243)	$16,141	$31,358	$(13,852)	$17,506
Customer relationships	9,175	(3,711)	5,464	9,167	(3,404)	5,763
Trade name	5,400	(280)	5,120	5,400	(190)	5,210
Non-competition agreements	1,460	(509)	951	1,460	(393)	1,067
Domain name (1)	600	—	600	—	—	—
Total	$48,019	$(19,743)	$28,276	$47,385	$(17,839)	$29,546
(1) During the three months ended March 31, 2019, the Company purchased the domain name medidata.com, which is considered to have an indefinite life.
Future amortization of intangible assets is expected to be as follows (in thousands):

Remainder of 2019	$5,603
2020	6,730
2021	6,249
2022	3,465
2023	1,849
Thereafter	3,780
Total	$27,676
7. DEBT
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
The Credit Facility consisted of the following components as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Term Loans	$93,750	$95,000
Less: unamortized debt issuance costs	(1,616)	(1,725)
Net carrying amount (1)	$92,134	$93,275
(1) Of the total carrying amount of the Term Loans, short-term maturities of $5.5 million and $4.9 million were included in accrued expenses and other on the Company's condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, respectively.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table sets forth total interest expense recognized related to the Credit Facility for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Contractual interest expense on Term Loans	$854	$748
Amortization of debt issuance costs	109	108
Unused commitment fee on Revolver	147	200
Total	$1,110	$1,056

Contractual interest rate on Term Loans	3.624%	3.229%
Commitment fee rate on undrawn Revolver	0.150%	0.200%
As of March 31, 2019 the remaining term of the Credit Facility is approximately 45 months. The Company was in compliance with all financial covenants related to the Credit Facility as of March 31, 2019.
1.00% Convertible Senior Notes
The Company's 1.00% convertible senior notes (the "Notes") were issued in August 2013 and settled on August 1, 2018. Interest expense related to the Notes for the three months ended March 31, 2018 was $4.5 million, consisting of contractual interest expense of $0.7 million, amortization of debt issuance costs of $0.3 million, and amortization of debt discount of $3.5 million.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8. LEASES
The Company leases office and data center space under operating lease agreements with remaining lease terms extending through 2031.
During the three months ended March 31, 2019 and 2018, the Company recognized operating lease costs of $4.8 million and $3.9 million, respectively; for the three months ended March 31, 2019, operating lease costs include $0.2 million of short-term lease costs.
Supplemental cash flow information related to leases for the three months ended March 31, 2019 was as follows (in thousands):

Three months ended March 31,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases	$(3,858)

Noncash activities:
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$—
(1) No new operating leases were entered into during the three months ended March 31, 2019; all new operating lease liabilities recorded during the period are the result of the Company's January 1, 2019 adoption of ASC 842.

As of March 31, 2019, the weighted-average remaining lease term for operating lease liabilities was approximately 7.4 years and the weighted-average discount rate was approximately 3.59%.
Maturities of operating lease liabilities are as follows (in thousands):

Remainder of 2019	$13,316
2020	19,391
2021	19,118
2022	18,792
2023	18,072
Thereafter	38,667
Total lease payments	127,356
Less imputed interest	(16,485)
Total present value of operating lease liabilities	$110,871

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

9. STOCK-BASED COMPENSATION
For the three months ended March 31, 2019 and 2018, the components of stock-based compensation expense were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Stock options	$471	$572
Restricted stock awards and units	12,739	7,867
Performance-based restricted stock units	4,735	3,227
Employee stock purchase plan	1,785	1,548
Total stock-based compensation (1)	$19,730	$13,214
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

Stock Options

The following table summarizes the status of the Company's stock options as of March 31, 2019, and changes during the three months then ended (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	1,088	$19.17
Granted	—	—
Exercised	(57)	41.15
Forfeited	—	—
Expired	(1)	13.99
Outstanding at March 31, 2019	1,030	$17.96	2.60	$57,037
Exercisable at March 31, 2019	919	$12.82	1.95	$55,553
Vested and expected to vest at March 31, 2019	1,025	$17.71	2.58	$56,992
No stock options were granted during the three months ended March 31, 2019 and 2018. The total intrinsic value of stock options exercised during the three months ended March 31, 2019 and 2018 was $1.9 million and $7.6 million, respectively.
As of March 31, 2019, there was $2.5 million in unrecognized compensation cost related to all non-vested stock options granted. This cost is expected to be recognized over a weighted-average remaining period of 2.08 years.
Restricted Stock Awards and Units
The following table summarizes the status of the Company’s nonvested time-based RSAs and RSUs as of March 31, 2019, and changes during the three months then ended (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2019	1,936	$61.45
Granted	909	71.42
Vested	(516)	52.83
Forfeited	(44)	60.55
Nonvested at March 31, 2019	2,285	$67.38
The total fair value of RSAs and RSUs vested during the three months ended March 31, 2019 and 2018 was $38.2 million and $31.6 million, respectively.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of March 31, 2019, there was $136.3 million in unrecognized compensation cost related to all nonvested RSAs and RSUs granted. This cost is expected to be recognized over a weighted-average remaining period of 2.79 years.
Performance-Based Restricted Stock Units
During the three months March 31, 2019, the Company granted: (1) 155 thousand PBRSUs ("2019 TSR PBRSUs") with market conditions based on the Company's total stockholder return ("TSR") relative to that of the Russell 2000 Index over the three-year period ending December 31, 2021, vesting in full in three years with the number of shares ultimately earned ranging from zero to 200% of the target number of shares; (2) 155 thousand PBRSUs ("2019 Revenue PBRSUs") with performance conditions based on the compound annual growth rate of revenue over the three-year period ending December 31, 2021, vesting in full in three years with the number of shares ultimately earned ranging from zero to 250% of the target number of shares.
During the three months March 31, 2018, the Company granted: (1) 116 thousand PBRSUs ("2018 TSR PBRSUs") with market conditions based on the Company's TSR relative to that of the Russell 2000 Index over the three-year period ending December 31, 2020, vesting in full in three years with the number of shares ultimately earned ranging from zero to 200% of the target number of shares; (2) 117 thousand PBRSUs ("2018 Net Income PBRSUs") with performance conditions based on the compound annual growth rate of net income over the three-year period ending December 31, 2020, vesting in full in three years with the number of shares ultimately earned ranging from zero to 200% of the target number of shares. The Company also granted an immaterial number of other PBRSUs with performance conditions based on achievement of certain individual and team objectives.
The fair value of PBRSUs with market conditions granted during the three months ended March 31, 2019 and 2018 was estimated as of the date of grant using a Monte Carlo valuation model with the following weighted average assumptions:

	Three Months Ended March 31,
	2019	2018
Expected volatility - Medidata	35%	37%
Expected volatility - comparison index	44%	42%
Expected life	2.88 years	2.86 years
Risk-free interest rate	2.47%	2.36%
Dividend yield	—	—
The following table summarizes the status of the Company’s PBRSUs based upon expected performance as of March 31, 2019, and changes during the three months then ended (in thousands, except per share data):

	Net Income	TSR	Revenue	Other	Total Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2019	210	793	—	23	1,026	$70.80
Granted (based on performance at 100% of targeted levels)	—	155	155	—	310	88.56
Adjustment related to expected performance	—	6	—	—	6	104.54
Vested	—	(370)	—	—	(370)	47.11
Forfeited	—	—	—	—	—	77.64
Nonvested at March 31, 2019	210	584	155	23	972	$85.69
The total fair value of PBRSUs vested during the three months ended March 31, 2019 and 2018 was $26.6 million and $8.1 million, respectively.
As of March 31, 2019, there was $44.6 million in unrecognized compensation cost related to all nonvested PBRSUs. This cost is expected to be recognized over a weighted-average remaining period of 1.94 years.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Employee Stock Purchase Plan
The fair value of shares granted under the Company's employee stock purchase plan ("ESPP") was estimated using a Black-Scholes pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2019	2018
Expected volatility	34%	37%
Expected life	1.54 years	1.69 years
Risk-free interest rate	2.39%	1.10%
Dividend yield	—	—
No shares were purchased under the ESPP during the three months ended March 31, 2019 and 2018.
As of March 31, 2019, there was $10.1 million in unrecognized compensation cost related to ESPP shares. This cost is expected to be recognized over a weighted-average remaining period of 1.42 years.
Modifications
Aggregate incremental expense associated with modifications to stock options, RSAs and PBRSUs in connection with separation agreements during the three months ended March 31, 2019 and 2018 was $0.1 million and $0.2 million, respectively.
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
In August 2018, the Company settled the principal amount of the Notes in cash and issued shares of common stock to settle the conversion premium. For the three months ended March 31, 2018, the dilutive effect of the Notes is reflected in diluted earnings per share using the treasury stock method, which considers the number of shares that would have been required to settle the premium above principal at the average stock price for the period.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share for the three months ended March 31, 2019 and 2018 is shown in the following table (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Numerator
Net income	$11,145	$10,325
Denominator
Denominator for basic earnings per share:
Weighted average common shares outstanding	59,693	57,055
Denominator for diluted earnings per share:
Dilutive potential common shares:
Stock options	775	922
Restricted stock awards and units	676	743
Performance-based restricted stock units	558	494
Employee stock purchase plan	53	250
Convertible senior notes	—	634
Weighted average common shares outstanding with assumed conversion	61,755	60,098
Basic earnings per share	$0.19	$0.18
Diluted earnings per share	$0.18	$0.17
Anti-dilutive common stock equivalents excluded from the calculation of diluted earnings per share for the three months ended March 31, 2019 and 2018 are presented in the following table (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Stock options	81	94
Restricted stock awards and units	28	263
Performance-based restricted stock units	84	54
Employee stock purchase plan	581	188
Total	774	599

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

11. INCOME TAXES
Unrecognized Tax Benefits
The Company's unrecognized tax benefits were approximately $6.4 million as of March 31, 2019, and were unchanged from December 31, 2018.
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in the future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to the factors discussed under the “Risk Factors” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the Securities and Exchange Commission ("SEC") on March 1, 2019.
The following is a discussion and analysis of our financial condition and results of operations and should be read together with our condensed consolidated financial statements and related notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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
First Quarter 2019 Highlights

•	Total revenues increased 16% compared with the first quarter of 2018.

•	Subscription revenues increased 16% compared with the first quarter of 2018.

•	Professional services revenues increased 19% compared with the first quarter of 2018.

•	Operating income decreased 63% compared with the first quarter of 2018.

•	Net income increased 8% compared with the first quarter of 2018.

Results of Operations
Revenues
Revenues for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018	Change
Revenues:	(amounts in thousands except percentages)
Subscription	$146,875	$126,819	15.8%
Percentage of total revenues	84.7%	85.0%
Professional services	26,629	22,379	19.0%
Percentage of total revenues	15.3%	15.0%
Total revenues	$173,504	$149,198	16.3%
Year-over-year growth in subscription revenues was driven by sales growth among existing customers, both in the form of additional product subscriptions (which we refer to as "density") and increased usage under existing subscriptions (which we refer to as "intensity"), as well as new customer wins. Our electronic data capture, mobile heath, and payments solutions were strong contributors. As of March 31, 2019, we had remaining subscription backlog of $410 million, representing the future contract value of outstanding arrangements, billed and unbilled, to be recognized during the remainder of 2019, excluding renewals. This reflects an increase of 15% compared with remaining backlog of $356 million at March 31, 2018. As of March 31, 2019, our total multi-year subscription backlog was approximately $1.1 billion.
Year-over-year growth in professional services revenues reflects demand from new and existing customers for platform implementation, ongoing support services, and partner and sponsor enablement.
Cost of Revenues
Cost of revenues for the three months ended March 31, 2019 and 2018 was as follows:

	Three Months Ended March 31,
	2019	2018	Change
Cost of revenues:	(amounts in thousands except percentages)
Subscription	$26,728	$20,341	31.4%
Percentage of total revenues	15.4%	13.6%
Professional services	19,275	15,961	20.8%
Percentage of total revenues	11.1%	10.7%
Total cost of revenues	$46,003	$36,302	26.7%
Percentage of total revenues	26.5%	24.3%

Gross profit	$127,501	$112,896
Gross margin	73.5%	75.7%

Subscription margin	81.8%	84.0%
Professional services margin	27.6%	28.7%
Year-over-year growth in cost of subscription revenues was largely driven by an increase in personnel costs of $2.4 million, associated with a 13% year-over-year headcount increase in connection with overall business growth and the acquisition of SHYFT Analytics, Inc. ("SHYFT") in the second quarter of 2018, as well as an increase in depreciation and amortization of $2.0 million, associated with additional internally developed and acquired technology assets and purchased hosting equipment. Cost of subscription revenues was also impacted by an increase of $1.2 million in consultant and professional fees.
Year-over-year growth in cost of professional services was driven by increased personnel costs associated with a 32% year-over-year headcount increase to support strong customer demand and expanding skill set requirements for professional services, and in connection with our acquisition of SHYFT.

Overall gross margin decreased to 73.5% for the three months ended March 31, 2019 compared with 75.7% for the three months ended March 31, 2018, driven predominantly by a lower subscription margin reflecting the aforementioned infrastructure and workforce investments, including the acquisition of SHYFT, an earlier-stage business that has yet to develop economies of scale.
Operating Costs and Expenses
Operating costs and expenses for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018	Change
Operating costs and expenses:	(amounts in thousands except percentages)
Research and development	$46,489	$37,522	23.9%
Percentage of total revenues	26.8%	25.2%
Sales and marketing	43,396	36,861	17.7%
Percentage of total revenues	25.0%	24.7%
General and administrative	32,634	25,187	29.6%
Percentage of total revenues	18.8%	16.9%
Total operating costs and expenses	$122,519	$99,570	23.0%
Percentage of total revenues	70.6%	66.8%

Operating income	$4,982	$13,326	(62.6)%
Operating margin	2.9%	8.9%
The year-over-year growth in research and development expenses was primarily driven by an increase in personnel costs of $8.2 million, resulting from a 22% year-over-year headcount increase in connection with the continued hiring of skilled engineering talent and our acquisition of SHYFT. Research and development expenses were also impacted by higher third-party software costs and increased use of specialized consultants and outside experts to enhance the value of our platform.
The year-over-year growth in sales and marketing expenses was predominantly driven by an increase in personnel costs of $7.1 million, resulting from a 15% year-over-year headcount increase in connection with our acquisition and the expansion of our global sales organization, partially offset by decreased travel costs and professional fees.
The year-over-year growth in general and administrative expenses was primarily driven by an increase in personnel costs of $3.6 million resulting from a 4% year-over-year headcount increase, mainly at the upper management level. Expenses were also impacted by an increase in legal, professional, and consultant fees of $1.7 million, and by higher rent and depreciation expenses.
Interest and Other Expense
Interest and other expense for the three months ended March 31, 2019 and 2018 was as follows:

	Three Months Ended March 31,
	2019	2018	Change
	(amounts in thousands)
Interest and other income (expense)
Interest expense	($1,110)	($5,575)
Interest income	945	2,088
Other expense, net	(28)	(96)
Total interest and other expense, net	($193)	($3,583)	(94.6)%
The year-over-year decrease in total interest and other expense for the three months ended March 31, 2019 was primarily driven by a decrease in interest expense of $4.5 million as a result of the settlement of our 1.00% convertible senior notes on August 1, 2018, partially offset by decreased interest income on our available-for sale marketable securities.

Income Taxes
Income tax benefit for the three months ended March 31, 2019 and 2018 was as follows:

	Three Months Ended March 31,
	2019	2018
	(amounts in thousands)
Income tax benefit	($6,356)	($582)
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
Critical Accounting Estimates
Our condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions about certain items and future events. These estimates inherently involve levels of subjectivity and judgment, and changes in these estimates may have a material impact on our financial condition or results of operations. Accordingly, actual results could differ from those estimates. Our critical accounting estimates as of March 31, 2019 are the same as those at December 31, 2018, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Also see Note 1, "Summary of Significant Accounting Policies," to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which discusses our significant accounting policies.
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
The following table presents selected financial information related to our liquidity and capital resources as of March 31, 2019 and December 31, 2018, and for the three months ended March 31, 2019 and 2018 (in thousands):

	March 31, 2019	December 31, 2018
Cash, cash equivalents, and marketable securities	$206,112	$240,545
Furniture, fixtures and equipment, net	111,035	98,983
Term loan, net (including current maturities)	92,134	93,275

	Three Months Ended March 31,
	2019	2018
Cash provided by operating activities	$6,084	$4,976
Cash provided by (used in) investing activities	19,724	(4,919)
Cash used in financing activities	(22,414)	(11,389)

Cash, Cash Equivalents, and Marketable Securities
For the three months ended March 31, 2019, cash provided by operating activities of $6.1 million was driven by customer collections, partially offset by operating expenditures and cash interest expense on our term loan. Cash provided by investing activities of $19.7 million consisted of sales and maturities of marketable securities of $38.5 million, partially offset by payments for capital expenditures of $18.2 million and domain name of $0.6 million. Cash used in financing activities of $22.4 million resulted primarily from the acquisition of $26.6 million of treasury stock in connection with equity plan participant tax withholdings upon vesting, $1.3 million in term loan principal payments, and $0.3 million in earn-out payments related to the 2017 acquisition of CHITA Inc., partially offset by equity plan proceeds of $5.7 million.
For the three months ended March 31, 2018, cash provided by operating activities of $5.0 million was driven by customer collections, partially offset by operating expenditures and cash interest expense on our then-outstanding 1.00% convertible senior notes. Cash used in investing activities of $4.9 million consisted of capital expenditures of $11.1 million partially offset by net sales of marketable securities of $6.2 million. Cash used in financing activities of $11.4 million resulted primarily from the acquisition of $16.6 million of treasury stock in connection with equity plan participant tax withholdings upon vesting and $0.2 million in payments of credit facility financing costs, partially offset by equity plan proceeds of $5.5 million.
Capital Assets
We acquired $21.0 million in capital assets during the three months ended March 31, 2019, predominantly related to continued enhancements to our existing infrastructure and facilities and capitalization of software development costs. On a cash basis, our capital expenditures during the three months ended March 31, 2019 were $18.2 million and included payments for previously accrued assets. We expect to acquire approximately $40 million in additional capital assets during the remainder of 2019.
Debt
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
For further information, see Note 7, “Debt,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Contractual Obligations, Commitments and Contingencies
There was no material change in our contractual obligations during the first three months of 2019.
Legal Matters
For a discussion of legal matters, refer to Note 12, "Commitments and Contingencies — Legal Matters," to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 3.     Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
We had unrestricted cash and cash equivalents totaling $109.1 million at March 31, 2019. Our cash equivalents are invested principally in money market funds. We also had investments in marketable securities, which we classify as available-for-sale securities, totaling $97.1 million at March 31, 2019. Substantially all of our marketable securities are fixed income securities, which primarily consist of high quality commercial paper and corporate bonds. Due to the short duration, laddered maturities, and high credit ratings of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.
Our exposure to interest rate risk mainly relates to current and future borrowings under our credit facility. Based on the $93.8 million of term loan principal outstanding under our credit facility as of March 31, 2019, the estimated potential impact of a hypothetical 1% increase in interest rate would amount to $0.2 million for the three months ended March 31, 2019.
Exchange Rate Sensitivity
Our non-U.S. operating subsidiaries are located in the United Kingdom, Japan, South Korea, Singapore, China, and Germany. The functional currencies for these subsidiaries are the respective local currencies. We have exposure to exchange rate movements that are captured in translation adjustments for these subsidiaries. Such cumulative adjustments are recorded in accumulated other comprehensive income (loss). The estimated potential translation loss for the three months ended March 31, 2019 resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounted to $4.1 million.

We bill our customers primarily in U.S. dollars. The majority of our foreign billings are billed from Medidata Solutions, Inc., a U.S. entity. Foreign currency billings are mainly denominated in Euros, British pounds sterling, Chinese yuan, Australian dollars, and Canadian dollars. Our foreign currency-denominated costs and expenses are mainly incurred by our non-U.S. operating subsidiaries. Accordingly, future changes in currency exchange rates will impact our future operating results. For the three months ended March 31, 2019, 6.1% of our revenues and 15.2% of our expenses were denominated in foreign currencies. Total loss arising from transactions denominated in foreign currencies amounted to $0.1 million for the three months ended March 31, 2019.
Impact of Inflation
We do not believe that inflation has had a material impact on our business, financial condition, or results of operations.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2019, an evaluation was performed with the participation of our Disclosure Committee and our management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon such evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2019.
Changes in Internal Control over Financial Reporting
During the first quarter of 2019, we implemented a new Enterprise Resource Planning system ("ERP"). As a result of this implementation, we modified certain existing internal controls as well as implemented new controls and procedures related to the new ERP. We continued to evaluate the design and operating effectiveness of these internal controls during the first quarter of 2019.
Except with respect to the implementation of the ERP, there were no changes in the our internal controls over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
See Note 12, “Commitments and Contingencies – Legal Matters,” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of current legal proceedings.
Item 1A.    Risk Factors
We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 are those that we believe are the material risks we face. There have been no material changes in our risk factors since our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Any of those disclosed risk factors or additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could have a material adverse effect on our business, financial condition and results of operations.
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
A summary of our repurchases of shares of our common stock for the three months ended March 31, 2019 is as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs
January 1 – January 31, 2019	9,287	$66.23	—	—
February 1 – February 28, 2019	381,170	$73.13	—	—
March 1 – March 31, 2019	2,792	$76.25	—	—
Total	393,249	$72.99	—	—
(1) Represents the number of shares acquired as payment by employees of applicable statutory withholding taxes owed upon vesting of restricted stock awards, restricted stock units, or performance-based restricted stock units granted under the 2017 Plan and 2009 Plan.

Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
None.

Item 6.    Exhibits

Exhibit No.	Description
10.1†*	Form of Medidata Solutions, Inc. 2019 Performance-Based Restricted Stock Unit Agreement
31.1*	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act
31.2*	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act
32.1**	Certification of CEO pursuant to Rules 13a-14(b) or 15d-14(b) under the Exchange Act and 18 U.S.C. 1350
32.2**	Certification of CFO pursuant to Rules 13a-14(b) or 15d-14(b) under the Exchange Act and 18 U.S.C. 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

†	Indicates a management contract or any compensatory plan, contract, or arrangement.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIDATA SOLUTIONS, INC.

By:	/s/ ROUVEN BERGMANN
Rouven Bergmann Chief Financial Officer (Principal Financial and Principal Accounting Officer)
Date: May 10, 2019