Form 10-Q
period 2019-06-30
Medidata Solutions, Inc.
filed 2019-08-06
CIK 1453814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
 _____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
New York
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
As of July 31, 2019, the registrant had 62,456,410 shares of common stock outstanding.

MEDIDATA SOLUTIONS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED June 30, 2019

PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)

MEDIDATA SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2019	December 31, 2018
	(Amounts in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$139,104	$105,440
Marketable securities	66,914	135,105
Accounts receivable, net of allowance for doubtful accounts of $2,018 and $1,999, respectively (1)	198,166	170,744
Capitalized contract costs	24,426	22,247
Prepaid expenses and other current assets	37,615	28,949
Total current assets	466,225	462,485
Restricted cash	7,223	7,205
Operating lease assets (2)	83,554	—
Furniture, fixtures and equipment, net	114,210	98,983
Goodwill	213,976	216,017
Intangible assets, net	26,406	29,546
Deferred tax assets	53,475	45,982
Other assets	58,697	52,994
Total assets	$1,023,766	$913,212
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,672	$7,482
Accrued payroll and other compensation	34,047	51,270
Accrued expenses and other	41,298	37,487
Operating lease liabilities (2)	15,318	—
Deferred revenue	80,435	74,463
Total current liabilities	181,770	170,702
Noncurrent liabilities:
Term loan, net	84,844	88,366
Deferred revenue, noncurrent	2,291	3,843
Deferred tax liabilities	101	99
Operating lease liabilities, noncurrent (2)	92,611	—
Other long-term liabilities	1,690	18,754
Total noncurrent liabilities	181,537	111,062
Total liabilities	363,307	281,764
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $0.01 per share; 200,000 shares authorized; 67,916 and 66,103 shares issued; 62,461 and 61,348 shares outstanding, respectively	679	661
Additional paid-in capital	629,451	574,667
Treasury stock, 5,455 and 4,755 shares, respectively	(198,003)	(152,849)
Accumulated other comprehensive loss	(4,544)	(4,869)
Retained earnings	232,876	213,838
Total stockholders’ equity	660,459	631,448
Total liabilities and stockholders’ equity	$1,023,766	$913,212
(1) Unbilled receivables of $51,421 and $38,601, respectively, are included in accounts receivable as of June 30, 2019 and December 31, 2018.
(2) Figures as of June 30, 2019 reflect the Company's January 1, 2019 adoption of Accounting Standards Update ("ASU") No. 2016-02, Leases. For additional details, see Note 1, "Summary of Significant Accounting Policies — Recently Adopted Accounting Pronouncements."

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Amounts in thousands, except per share data)
Revenues
Subscription	$150,006	$130,486	$296,881	$257,305
Professional services	30,454	25,419	57,083	47,798
Total revenues	180,460	155,905	353,964	305,103
Cost of revenues (1)(2)
Subscription	29,306	21,602	56,034	41,943
Professional services	20,296	15,899	39,571	31,860
Total cost of revenues	49,602	37,501	95,605	73,803
Gross profit	130,858	118,404	258,359	231,300
Operating costs and expenses
Research and development (1)	48,475	40,789	94,964	78,311
Sales and marketing (1)(2)	44,388	37,106	87,784	73,967
General and administrative (1)	36,090	27,672	68,724	52,859
Total operating costs and expenses	128,953	105,567	251,472	205,137
Operating income	1,905	12,837	6,887	26,163
Interest and other income (expense)
Interest expense	(1,110)	(5,700)	(2,220)	(11,275)
Interest income	599	2,328	1,544	4,416
Other income, net	381	7,729	353	7,633
Total interest and other (expense) income, net	(130)	4,357	(323)	774
Income before income taxes	1,775	17,194	6,564	26,937
Income tax (benefit) provision	(6,118)	605	(12,474)	23
Net income	$7,893	$16,589	$19,038	$26,914
Earnings per share
Basic	$0.13	$0.29	$0.32	$0.47
Diluted	$0.13	$0.27	$0.31	$0.44
Weighted average common shares outstanding
Basic	60,081	57,448	59,888	57,252
Diluted	62,372	60,874	62,191	60,564
(1) Stock-based compensation expense included in cost of revenues and operating costs and expenses is as follows:
Cost of revenues	$2,871	$1,506	$5,254	$2,774
Research and development	5,005	3,319	9,254	6,173
Sales and marketing	6,046	2,917	11,472	5,561
General and administrative	7,973	7,377	15,579	13,766
Total stock-based compensation	$21,895	$15,119	$41,559	$28,274
(2) Amortization of intangible assets included in cost of revenues and operating costs and expenses is as follows:
Cost of revenues	$1,365	$1,205	$2,729	$2,299
Sales and marketing	505	231	1,011	351
Total amortization of intangible assets	$1,870	$1,436	$3,740	$2,650

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Amounts in thousands)
Net income	$7,893	$16,589	$19,038	$26,914
Other comprehensive income (loss)
Foreign currency translation adjustments	(605)	(1,954)	(233)	(684)
Unrealized gain (loss) on marketable securities	221	719	753	(307)
Other comprehensive (loss) income	(384)	(1,235)	520	(991)
Income tax related to unrealized gain or loss on marketable securities	(57)	(180)	(195)	(122)
Other comprehensive (loss) income, net of tax	(441)	(1,415)	325	(1,113)
Comprehensive income, net of tax	$7,452	$15,174	$19,363	$25,801

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities	(Amounts in thousands)
Net income	$19,038	$26,914
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of intangible assets and depreciation	22,175	16,218
Stock-based compensation	41,559	28,274
Amortization of operating lease assets (1)	6,112	—
Amortization of capitalized contract costs	13,319	9,491	(2)
Amortization of discounts or premiums on marketable securities	55	50
Realized loss on available-for-sale marketable securities	27	—
Deferred income taxes	(5,963)	106
Amortization of debt issuance costs	217	856
Amortization of debt discount	—	7,015
Provision for doubtful accounts	881	763
Loss on fixed asset disposal	166	127
Gain recognized on step acquisition	—	(7,648)
Changes in fair value of contingent consideration	240	7
Changes in operating assets and liabilities:
Accounts receivable	(28,303)	(27,247)
Capitalized contract costs	(19,339)	(16,696)	(2)
Prepaid expenses and other current assets	(8,666)	(3,008)
Other assets	(1,862)	1,591
Accounts payable	1,185	1,753
Accrued payroll and other compensation	(20,166)	(8,909)
Accrued expenses and other	6,795	3,236
Deferred revenue	4,420	(9,572)
Operating lease liabilities (1)	(7,966)	—
Other long-term liabilities	6,484	455
Net cash provided by operating activities	30,408	23,776
Cash flows from investing activities
Purchases of furniture, fixtures and equipment	(32,366)	(19,520)
Purchase of domain name	(600)	—
Purchases of available-for-sale securities	—	(69,214)
Proceeds from sale of available-for-sale securities	68,862	137,786
Acquisition of business, net of cash acquired	—	(178,568)
Net cash provided by (used in) investing activities	35,896	(129,516)
Cash flows from financing activities
Proceeds from exercise of stock options	3,912	6,351
Proceeds from employee stock purchase plan	7,895	6,345
Acquisition of treasury stock	(40,594)	(18,257)
Term loan principal payments	(2,500)	(1,250)
Payment of acquisition-related earn-outs	(1,233)	(4,087)
Payment of credit facility financing costs	—	(175)
Net cash used in financing activities	(32,520)	(11,073)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(102)	(209)
Net increase (decrease) in cash, cash equivalents and restricted cash	33,682	(117,022)
Cash, cash equivalents and restricted cash – Beginning of period	112,645	242,843
Cash, cash equivalents and restricted cash – End of period	$146,327	$125,821

(1) Figures for the six months ended June 30, 2019 reflect the Company's January 1, 2019 adoption of ASU No. 2016-02, Leases. For additional details, see Note 1, "Summary of Significant Accounting Policies — Recently Adopted Accounting Pronouncements."

(2) Change in prior period to conform to current period presentation.
The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (Unaudited)

	Six Months Ended June 30,
	2019	2018
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$1,994	$3,263
Income taxes	$(382)	$2,253

Noncash investing activities:
Furniture, fixtures, and equipment acquired but not yet paid for at period-end	$5,628	$3,054

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Company — Medidata Solutions, Inc., together with its consolidated subsidiaries (collectively, the "Company"), is the leading global provider of cloud-based solutions for clinical research in life sciences, offering platform technology that transforms clinical development and increases the value of its customers' research investments. The Company was organized as a New York corporation in June 1999 and reincorporated as a Delaware corporation in May 2000.
Except to the extent updated or described below, the Company’s significant accounting policies as of June 30, 2019 are the same as those at December 31, 2018, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2019.
Merger Agreement — On June 11, 2019, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Dassault Systèmes SE ("Dassault Systèmes"), Dassault Systèmes Americas Corp. (the "Parent"), and 3DS Acquisition 6 Corp. (the "Merger Sub"), providing for, among other things, subject to the terms and conditions of the Merger Agreement, the acquisition of the Company by the Parent at a price of $92.25 per share in cash, without interest, through the Merger Sub and into the Company (the "Merger"), with the Company surviving the Merger as a wholly owned subsidiary of the Parent.
On July 19, 2019, the Company filed its definitive proxy statement on Schedule 14A with the SEC for a special meeting of its stockholders to be held on August 16, 2019 in connection with the Merger. The transaction is expected to close during the second half of 2019, subject to certain conditions including regulatory and shareholder approvals. Until the close of the transaction, the Company will continue to operate independently.
A description of the material terms of the Merger Agreement is available on the Company's Current Report on Form 8-K filed with the SEC on June 13, 2019; the full text of the Merger Agreement has been filed as Exhibit 2.1 thereto, and has been incorporated by reference as Exhibit 2.1 to this Quarterly Report on Form 10-Q.
Basis of Presentation — The accompanying interim condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, the condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018, the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2019 and 2018, and the condensed consolidated statements of cash flows for the six months ended June 30, 2019 and 2018 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC for interim financial reporting. Accordingly, certain information and footnote disclosures have been condensed or omitted pursuant to SEC rules that would ordinarily be required by U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto for the fiscal year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2019.
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments consisting of normal recurring accruals considered necessary to present fairly the Company’s financial position as of June 30, 2019, results of its operations for the three and six months ended June 30, 2019 and 2018, comprehensive income for the three and six months ended June 30, 2019 and 2018, and cash flows for the six months ended June 30, 2019 and 2018. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
Accounts Receivable — Accounts receivable are recorded at original invoice amount less an allowance that management believes will be adequate to absorb estimated losses on uncollectible accounts. This allowance is based on an evaluation of the collectability of accounts receivable and prior bad debt experience. Accounts receivable are written off when deemed uncollectible. Unbilled receivables consist of revenue recognized in excess of billings, substantially all of which is expected to be billed and collected within one year. As of June 30, 2019 and December 31, 2018, unbilled accounts receivable of $51.4 million and $38.6 million, respectively, were included in accounts receivable on the Company's condensed consolidated balance sheets.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Leases — At the inception of an arrangement, the Company evaluates the existence and type of lease; the Company has determined that all of its leases are operating leases, which are recognized as operating lease assets and operating lease liabilities on its condensed consolidated balance sheet as of June 30, 2019 (subsequent to the adoption of Accounting Standards Codification ("ASC") 842, Leases on January 1, 2019). Operating lease assets represent the right to use an underlying asset over the lease term, and operating lease liabilities represent the obligation to make lease payments. Some of the Company's leases contain options to extend or terminate; the Company is reasonably certain that it will not exercise these options and does not consider them in the determination of the lease term.
Leases with an initial term of twelve months or less are not recorded on the balance sheet; the Company recognizes the related expense on a straight-line basis over the lease term. For leases beginning in 2019 and later, the Company accounts for lease components together with nonlease components. Operating lease assets and liabilities are recognized based on the present value of the remaining lease payments as of the commencement date. As the majority of its leases do not provide an implicit interest rate, the Company uses the estimated incremental borrowing rate that would be required to secure a loan from a third-party lender over the relevant term. For further information, see Note 9, “Leases."
Income Taxes — The Company’s interim period provision for income taxes is computed by using an estimate of the annual effective tax rate, adjusted for discrete items taken into account in the relevant period, if any. Each quarter, the annual effective income tax rate is recomputed and if there are material changes in the estimate, a cumulative adjustment is made.
Recently Adopted Accounting Pronouncements — In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases, which replaces previous lease guidance in its entirety with ASC 842 and requires lessees to recognize lease assets and lease liabilities for those arrangements classified as operating leases under previous guidance, with the exception of leases with a term of twelve months or less. The Company adopted ASU No. 2016-02 on January 1, 2019 using the additional transition method, which allows prior periods to be presented under previous lease accounting guidance. Refer to Note 9, "Leases," for related disclosures.
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
2. REVENUES
Disaggregation of Revenue
The following tables provide information about the Company's revenues, disaggregated by geographical market and revenue type, for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,
	2019			2018
	Subscription	Professional Services	Total	Subscription	Professional Services	Total
Revenues:
United States	$111,245	$22,222	$133,467	$99,646	$18,526	$118,172
Rest of Americas	1,680	232	1,912	1,689	277	1,966
Total Americas	112,925	22,454	135,379	101,335	18,803	120,138

Japan	7,392	1,825	9,217	7,665	1,261	8,926
Rest of Asia Pacific	6,849	2,382	9,231	3,875	1,243	5,118
Total Asia Pacific	14,241	4,207	18,448	11,540	2,504	14,044

Europe, Middle East and Africa	22,840	3,793	26,633	17,611	4,112	21,723
Total	$150,006	$30,454	$180,460	$130,486	$25,419	$155,905

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Six Months Ended June 30,
	2019			2018
	Subscription	Professional Services	Total	Subscription	Professional Services	Total
Revenues:
United States	$220,081	$39,739	$259,820	$195,811	$34,510	$230,321
Rest of Americas	3,483	471	3,954	1,998	481	2,479
Total Americas	223,564	40,210	263,774	197,809	34,991	232,800

Japan	18,289	4,298	22,587	15,777	3,055	18,832
Rest of Asia Pacific	12,853	4,118	16,971	7,576	2,381	9,957
Total Asia Pacific	31,142	8,416	39,558	23,353	5,436	28,789

Europe, Middle East and Africa	42,175	8,457	50,632	36,143	7,371	43,514
Total	$296,881	$57,083	$353,964	$257,305	$47,798	$305,103

The above tables present revenues according to the region in which they were generated, separately displaying those individual countries that, in any of the periods presented, constituted 5% or more or of total revenues. All of the Company's performance obligations are transferred to customers over time; as a result, no disaggregation of revenues by timing of revenue recognition is provided.
Contract Balances
The following table provides information about changes in the Company's deferred revenue balances during the six months ended June 30, 2019 and 2018 (in thousands):

	Deferred Revenue
	2019	2018
Balance as of January 1	$78,306	$82,631
Revenue recognized that was included in deferred revenue at the beginning of the period	(59,735)	(71,137)
Revenue recognized that was not included in deferred revenue at the beginning of the period	(283,164)	(233,400)
Increases due to invoicing	341,248	297,161
Revenue recognized in excess of billings (billings in excess of revenue recognized)	12,820	(680)
Other	(6,749)	1,493
Balance as of June 30	$82,726	$76,068

Aside from the accounts receivable presented on its condensed consolidated balance sheets, the Company did not have any material contract assets for any of the periods presented.
Transaction Price Allocated to the Remaining Performance Obligations
As of June 30, 2019, the Company has unsatisfied performance obligations associated with subscription services that extend through 2030. The total multi-year transaction price allocated to unsatisfied subscription performance obligations is approximately $1,042 million as of June 30, 2019. Of this amount, approximately $290 million, $440 million, and $312 million are expected to be recognized in 2019, 2020, and thereafter, respectively.
As of June 30, 2019, the total transaction price allocated to unsatisfied professional services performance obligations is immaterial.
Costs to Obtain and Fulfill a Contract with a Customer
Sales commissions earned are considered incremental and recoverable costs of obtaining a contract with a customer and therefore are capitalized as contract costs. Capitalized contract costs were $66.0 million and $60.0 million as of June 30, 2019 and December 31, 2018, respectively. The current portion of capitalized contract costs is represented by capitalized contract costs on the Company's consolidated balance sheets; the long-term portion is included in other assets.
Amortization of capitalized contract costs was $6.7 million and $4.6 million for the three months ended June 30, 2019 and 2018, respectively and $13.3 million and $9.5 million for the six months ended June 30, 2019 and 2018, respectively. There have been no impairment losses related to capitalized contract costs.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. STOCKHOLDERS' EQUITY
Common Stock — Common stockholders are entitled to one vote for each share of common stock held. Common stockholders may receive dividends if and when the board of directors determines, at its sole discretion.
Treasury Stock — From time to time, the Company grants nonvested restricted stock awards ("RSAs"), restricted stock units ("RSUs"), and performance-based restricted stock units ("PBRSUs") to its employees pursuant to the terms of its Second Amended and Restated 2017 Long-Term Incentive Plan, as Amended ("2017 Plan") and formerly pursuant to the terms of its Second Amended and Restated 2009 Long-Term Incentive Plan ("2009 Plan”). Under the provisions of the 2017 Plan and 2009 Plan, unless otherwise elected, participants fulfill their related income tax obligation by having shares withheld at the time of vesting. On the date of vesting, the Company divides the participant's income tax withholding obligation in dollars by the closing price of its common stock and withholds the resulting number of vested shares. The shares withheld are then transferred to the Company's treasury stock at cost. During the six months ended June 30, 2019 and 2018, the Company withheld 452,021 shares at an average price of $74.99 and 271,585 shares at an average price of $67.23, respectively, in connection with the vesting of equity awards.
In addition, with regard to stock options granted under the 2009 Plan, option holders may pay option exercise price and applicable income tax obligations in shares with express approval by the Company's board of directors. Withheld shares are transferred to the Company's treasury stock at cost. During the six months ended June 30, 2019, the Company withheld 123,363 shares at an average price of $91.22 in connection with the net exercise of stock options.
Nonvested restricted stock awards forfeited by plan participants are transferred to the Company's treasury stock at par. During the six months ended June 30, 2019 and 2018, 124,746 and 189,668 forfeited shares, respectively, were transferred to treasury stock at their par value of $0.01.
Accumulated Other Comprehensive Loss — For the six months ended June 30, 2019 and 2018, reclassifications of items from accumulated other comprehensive loss to net income were insignificant.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following reconciliations present significant changes in the components of stockholders' equity for the three and six months ended June 30, 2019 and 2018 (in thousands):

				Accumulated other comprehensive loss
(amounts in thousands)	Common stock	Additional paid-in capital	Treasury stock	Foreign currency translation adjustments	Unrealized gains (losses) on marketable securities	Retained earnings	Total
Balance - January 1, 2019	$661	$574,667	$(152,849)	$(4,255)	$(614)	$213,838	$631,448
Comprehensive income, net	—	—	—	372	394	11,145	11,911
Stock-based compensation	—	19,730	—	—	—	—	19,730
Issuance of shares under stock-based compensation plans	13	2,328	—	—	—	—	2,341
Acquisition of treasury stock in connection with vesting of awards	—	—	(28,704)	—	—	—	(28,704)
Balance - March 31, 2019	$674	$596,725	$(181,553)	$(3,883)	$(220)	$224,983	$636,726
Comprehensive income, net	—	—	—	(605)	164	7,893	7,452
Stock-based compensation	—	21,974	—	—	—	—	21,974
Issuance of shares under stock-based compensation plans	5	10,751	—	—	—	—	10,756
Acquisition of treasury stock in connection with vesting of awards and exercise of options	—	—	(16,449)	—	—	—	(16,449)
Forfeiture of nonvested restricted stock awards	—	1	(1)	—	—	—	—
Balance - June 30, 2019	$679	$629,451	$(198,003)	$(4,488)	$(56)	$232,876	$660,459

				Accumulated other comprehensive loss
(amounts in thousands)	Common stock	Additional paid-in capital	Treasury stock	Foreign currency translation adjustments	Unrealized gains (losses) on marketable securities	Retained earnings	Total
Balance - January 1, 2018	628	486,147	(132,705)	(2,459)	(918)	161,917	512,610
Comprehensive income, net	—	—	—	1,270	(968)	10,325	10,627
Stock-based compensation	—	13,214	—	—	—	—	13,214
Issuance of shares under stock-based compensation plans	9	2,357	—	—	—	—	2,366
Acquisition of treasury stock in connection with vesting of awards	—	—	(16,614)	—	—	—	(16,614)
Balance - March 31, 2018	$637	$501,718	$(149,319)	$(1,189)	$(1,886)	$172,242	$522,203
Comprehensive income, net	—	—	—	(1,954)	539	16,589	15,174
Stock-based compensation	—	15,190	—	—	—	—	15,190
Issuance of shares under stock-based compensation plans	6	10,427	—	—	—	—	10,433
Acquisition of treasury stock in connection with vesting of awards	—	—	(1,644)	—	—	—	(1,644)
Forfeiture of nonvested restricted stock awards	—	1	(1)	—	—	—	—
Balance - June 30, 2018	$643	$527,336	$(150,964)	$(3,143)	$(1,347)	$188,831	$561,356

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
The following tables provide the Company’s marketable securities by security type as of June 30, 2019 and December 31, 2018 (in thousands):

	As of June 30, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper and corporate bonds	$56,301	$—	$(62)	$56,239
U.S. government agency debt securities	10,690	—	(15)	10,675
Total	$66,991	$—	$(77)	$66,914

	As of December 31, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper and corporate bonds	$125,245	$—	$(747)	$124,498
U.S. government agency debt securities	10,690	—	(83)	10,607
Total	$135,935	$—	$(830)	$135,105

Contractual maturities of the Company’s marketable securities as of June 30, 2019 and December 31, 2018 are summarized as follows (in thousands):

	As of June 30, 2019		As of December 31, 2018
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in one year or less	$66,991	$66,914	$135,935	$135,105
Due in one to five years	—	—	—	—
Total	$66,991	$66,914	$135,935	$135,105

At June 30, 2019, the Company had $0.1 million of gross unrealized losses primarily due to a decrease in the fair value of certain corporate bonds.
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
As the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company has determined that the gross unrealized losses on such investments at June 30, 2019 are temporary in nature. Accordingly, the Company did not consider its investments in marketable securities to be other-than-temporarily impaired as of June 30, 2019.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table provides the fair market value and gross unrealized losses of the Company's marketable securities with unrealized losses, aggregated by security type, as of June 30, 2019 and December 31, 2018 (in thousands

	In Loss Position for More than 12 Months
	As of June 30, 2019		As of December 31, 2018
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper and corporate bonds	$56,239	$(62)	$124,498	$(747)
U.S. government agency debt securities	10,675	(15)	10,607	(83)
Total	$66,914	$(77)	$135,105	$(830)

During the three and six months ended June 30, 2019 and 2018, the Company recorded an insignificant amount of net realized gains and losses from the sale of marketable securities.
Other Investments
The Company holds shares of Series D Preferred Stock of Syapse Inc. purchased in a private placement. This investment does not have a readily determinable fair value and is carried at original cost in other assets on the Company's condensed consolidated balance sheets. This investment had a carrying value of $3.0 million as of June 30, 2019 and December 31, 2018. The Company periodically evaluates this investment to determine if impairment charges are required; no impairment charges were recognized during the three or six months ended June 30, 2019 or 2018.
5. FAIR VALUE
The following table summarizes, as of June 30, 2019 and December 31, 2018, the Company's financial assets and liabilities that are measured at fair value on a recurring basis, according to the fair value hierarchy described in the significant accounting policies included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (in thousands):

	As of June 30, 2019				As of December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$118,449	$—	$—	$118,449	$103,859	$—	$—	$103,859
Money market funds	20,655	—	—	20,655	1,581	—	—	1,581
Total cash and cash equivalents	139,104	—	—	139,104	105,440	—	—	105,440
Commercial paper and corporate bonds	—	56,239	—	56,239	—	124,498	—	124,498
U.S. government agency debt securities	—	10,675	—	10,675	—	10,607	—	10,607
Total marketable securities	—	66,914	—	66,914	—	135,105	—	135,105
Total financial assets measured at fair value on a recurring basis	$139,104	$66,914	$—	$206,018	$105,440	$135,105	$—	$240,545

Contingent consideration – short-term	$—	$—	$117	$117	$—	$—	$1,110	$1,110
Total financial liabilities measured at fair value on a recurring basis	$—	$—	$117	$117	$—	$—	$1,110	$1,110

Investments in commercial paper, corporate bonds, and U.S. government agency debt securities have been classified as Level 2 as they are valued using quoted prices in less active markets or other directly or indirectly observable inputs. Fair values of corporate bonds and U.S. government agency debt securities were derived from a consensus or weighted-average price based on input of market prices from multiple sources at each reporting period. With regard to commercial paper, all of the securities had high credit ratings and one year or less to maturity; therefore, fair value was derived from accretion of purchase price to face value over the term of maturity or quoted market prices for similar instruments if available. During the three and six months ended June 30, 2019 and 2018, there were no transfers of financial assets between Level 1 and Level 2.
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

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table provides a summary of changes in fair value of the Company's Level 3 contingent consideration liabilities during the six months ended June 30, 2019 (in thousands):

Balance as of January 1, 2019	$1,110
Amounts earned by sellers	(1,233)
Fair value adjustment (included in general and administrative expenses)	240
Balance as of June 30, 2019	$117

The carrying amounts of all other current financial assets and current financial liabilities reflected in the condensed consolidated balance sheets approximate fair value due to their short-term nature.
6. ACQUISITION
The Company did not make any acquisitions during the three and six months ended June 30, 2019.
During the three and six months ended June 30, 2018, the Company acquired all outstanding equity interests in SHYFT Analytics, Inc. ("SHYFT"), a Waltham, Massachusetts provider of cloud data analytics for life sciences. The total purchase price of $196.3 million was composed of cash consideration of $183.6 million and the Company's previous investment in SHYFT, which had a fair value of $12.7 million as of the acquisition date.
7. GOODWILL AND INTANGIBLE ASSETS
The change in the carrying amount of goodwill during the six months ended June 30, 2019 was as follows (in thousands):

Balance as of January 1, 2019	$216,017
Purchase price adjustments - SHYFT Analytics, Inc.	(2,027)
Foreign currency translation adjustments	(14)
Balance as of June 30, 2019	$213,976

Total intangible assets are summarized as follows (in thousands):

	As of June 30, 2019			As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$31,353	$(16,576)	$14,777	$31,358	$(13,852)	$17,506
Customer relationships	9,166	(4,003)	5,163	9,167	(3,404)	5,763
Trade name	5,400	(370)	5,030	5,400	(190)	5,210
Non-competition agreements	1,460	(624)	836	1,460	(393)	1,067
Domain name (1)	600	—	600	—	—	—
Total	$47,979	$(21,573)	$26,406	$47,385	$(17,839)	$29,546
(1) The domain name medidata.com, purchased during the first quarter of 2019, is considered to have an indefinite life.

Future amortization of intangible assets is expected to be as follows (in thousands):

Remainder of 2019	$3,733
2020	6,730
2021	6,249
2022	3,465
2023	1,849
Thereafter	3,780
Total	$25,806

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8. DEBT
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
The Credit Facility consisted of the following components as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Term Loans	$92,500	$95,000
Less: unamortized debt issuance costs	(1,508)	(1,725)
Net carrying amount (1)	$90,992	$93,275
(1) Of the total carrying amount of the Term Loans, short-term maturities of $6.1 million and $4.9 million were included in accrued expenses and other on the Company's condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, respectively.

The following table sets forth total interest expense recognized related to the Credit Facility for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Contractual interest expense on Term Loans	$850	$811	$1,704	$1,559
Amortization of debt issuance costs	108	109	217	217
Unused commitment fee on Revolver	151	209	298	409
Total	$1,109	$1,129	$2,219	$2,185

Average contractual interest rate on Term Loans	3.527%	3.465%	3.576%	3.347%
Average commitment fee rate on undrawn Revolver	0.150%	0.200%	0.150%	0.200%

As of June 30, 2019 the remaining term of the Credit Facility is approximately 42 months. The Company was in compliance with all financial covenants related to the Credit Facility as of June 30, 2019.
1.00% Convertible Senior Notes
The Company's 1.00% convertible senior notes (the "Notes") were issued in August 2013 and settled on August 1, 2018. Interest expense related to the Notes for the three months ended June 30, 2018 was $4.5 million, consisting of contractual interest expense of $0.7 million, amortization of debt issuance costs of $0.3 million, and amortization of debt discount of $3.5 million. The interest expense for the six months ended June 30, 2018 was $9.0 million, consisting of contractual interest expense of $1.4 million, amortization of debt issuance costs of $0.6 million, and amortization of debt discount of $7.0 million.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

9. LEASES
The Company leases office and data center space under operating lease agreements with remaining lease terms extending through 2031.
During the three and six months ended June 30, 2019 the Company recognized operating lease costs of $4.6 million and $9.4 million, respectively; these amounts include $0.2 million and $0.4 million of short-term lease costs, respectively. During the three and six months ended June 30, 2018, the Company recognized operating lease costs of $4.1 million and $8.0 million, respectively.
Supplemental cash flow information related to leases for the six months ended June 30, 2019 was as follows (in thousands):

Six Months Ended June 30,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases	$(7,953)

Noncash activities:
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$—
(1) No new operating leases were entered into during the six months ended June 30, 2019; all new operating lease liabilities recorded during the period are the result of the Company's January 1, 2019 adoption of ASC 842.

As of June 30, 2019, the weighted-average remaining lease term for operating lease liabilities was approximately 7.2 years and the weighted-average discount rate was approximately 3.60%.
Maturities of operating lease liabilities are as follows (in thousands):

Remainder of 2019	$9,287
2020	19,466
2021	19,177
2022	18,860
2023	18,120
Thereafter	38,497
Total lease payments	123,407
Less imputed interest	(15,478)
Total present value of operating lease liabilities	$107,929

As of June 30, 2019, the Company has additional operating leases, relating to the office spaces that have not yet commenced, of $28.7 million. These operating leases will commence in the second half of 2019 with lease terms of 3 to 10 years.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

10. STOCK-BASED COMPENSATION
For the three and six months ended June 30, 2019 and 2018, the components of stock-based compensation expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options	$378	$522	$849	$1,094
Restricted stock awards and units	14,613	9,024	27,352	16,891
Performance-based restricted stock units	5,219	3,932	9,954	7,159
Employee stock purchase plan	1,764	1,712	3,549	3,260
Total stock-based compensation (1)	$21,974	$15,190	$41,704	$28,404
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

During the second quarter of 2019, the Company increased the number of shares reserved for issuance under the 2017 Plan from 2.5 million to 4.8 million.
Stock Options

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Expected volatility	—%	42%	—%	42%
Expected life	N/A	4.78 years	N/A	4.78 years
Risk-free interest rate	—%	2.82%	—%	2.82%
Dividend yield	—	—	—	—

The following table summarizes the status of the Company's stock options as of June 30, 2019, and changes during the six months then ended (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	1,088	$19.17
Granted	—	—
Exercised	(352)	15.42
Forfeited	—	—
Expired	(1)	13.99
Outstanding at June 30, 2019	735	$20.97	3.06	$51,066
Exercisable at June 30, 2019	648	$15.68	2.42	$48,506
Vested and expected to vest at June 30, 2019	730	$20.71	3.04	$50,981

No stock options were granted during the three and six months ended June 30, 2019. The weighted-average grant-date fair value of stock options granted during the three and six months ended June 30, 2018 was $28.93. The total intrinsic value of stock options exercised during the three months ended June 30, 2019 and 2018 was $23.9 million and $3.8 million, respectively. The total intrinsic value of stock options exercised during the six months ended June 30, 2019 and 2018 was $25.8 million and $11.4 million, respectively.
As of June 30, 2019, there was $2.1 million in unrecognized compensation cost related to all non-vested stock options granted. This cost is expected to be recognized over a weighted-average remaining period of 1.88 years.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Restricted Stock Awards and Units
The following table summarizes the status of the Company’s nonvested time-based RSAs and RSUs as of June 30, 2019, and changes during the six months then ended (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2019	1,936	$61.45
Granted	958	72.08
Vested	(689)	57.83
Forfeited	(129)	71.07
Nonvested at June 30, 2019	2,076	$66.96

The total fair value of RSAs and RSUs vested during the three months ended June 30, 2019 and 2018 was $15.2 million and $5.7 million, respectively. The total fair value of RSAs and RSUs vested during the six months ended June 30, 2019 and 2018 was $53.4 million and $37.3 million, respectively.
As of June 30, 2019, there was $119.4 million in unrecognized compensation cost related to all nonvested RSAs and RSUs granted. This cost is expected to be recognized over a weighted-average remaining period of 2.67 years.
Performance-Based Restricted Stock Units
No PBRSUs were granted during the three months June 30, 2019. During the three months June 30, 2018, the Company granted (1) 6 thousand PBRSUs ("2018 TSR PBRSUs") with market conditions based on the Company's total stockholder return ("TSR") relative to that of the Russell 2000 Index over the three-year period ending December 31, 2020, vesting in full in three years with the number of shares ultimately earned ranging from zero to 200% of the target number of shares; (2) 5 thousand PBRSUs ("2018 Net Income PBRSUs") with performance conditions based on the compound annual growth rate of net income over the three-year period ending December 31, 2020, vesting in full in three years with the number of shares ultimately earned ranging from zero to 200% of the target number of shares. The Company also granted an immaterial number of PBRSUs with performance conditions based on achievement of certain individual and team objectives.
During the six months June 30, 2019, the Company granted: (1) 155 thousand PBRSUs ("2019 TSR PBRSUs") with market conditions based on the Company's TSR relative to that of the Russell 2000 Index over the three-year period ending December 31, 2021, vesting in full in three years with the number of shares ultimately earned ranging from zero to 200% of the target number of shares; (2) 155 thousand PBRSUs ("2019 Revenue PBRSUs") with performance conditions based on the compound annual growth rate of revenue over the three-year period ending December 31, 2021, vesting in full in three years with the number of shares ultimately earned ranging from zero to 250% of the target number of shares.
During the six months June 30, 2018, the Company granted: (1) 122 thousand 2018 TSR PBRSUs; (2) 122 thousand 2018 Net Income PBRSUs. The Company also granted an immaterial number of other PBRSUs with performance conditions based on achievement of certain individual and team objectives.
The fair value of PBRSUs with market conditions granted during the three and six months ended June 30, 2019 and 2018 was estimated as of the date of grant using a Monte Carlo valuation model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Expected volatility - Medidata	—%	36%	35%	37%
Expected volatility - comparison index	—%	43%	44%	42%
Expected life	N/A	2.69 years	2.88 years	2.85 years
Risk-free interest rate	—%	2.58%	2.47%	2.37%
Dividend yield	—	—	—	—

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the status of the Company’s PBRSUs based upon expected performance as of June 30, 2019, and changes during the six months then ended (in thousands, except per share data):

	Net Income	TSR	Revenue	Other	Total Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2019	210	793	—	23	1,026	$70.80
Granted (based on performance at 100% of targeted levels)	—	155	155	—	310	88.56
Adjustment related to expected performance	—	197	—	—	197	104.95
Vested	—	(370)	—	—	(370)	47.11
Forfeited	—	(14)	(7)	(1)	(22)	93.43
Nonvested at June 30, 2019	210	761	148	22	1,141	$88.77

No PBRSUs vested during the three months ended June 30, 2019 and 2018. The total fair value of PBRSUs vested during the six months ended June 30, 2019 and 2018 was $26.6 million and $8.1 million, respectively.
As of June 30, 2019, there was $38.0 million in unrecognized compensation cost related to all nonvested PBRSUs. This cost is expected to be recognized over a weighted-average remaining period of 1.67 years.
Employee Stock Purchase Plan
The fair value of shares granted under the Company's employee stock purchase plan ("ESPP") was estimated using a Black-Scholes pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Expected volatility	40%	37%	40%	37%
Expected life	0.71 years	1.70 years	0.71 years	1.70 years
Risk-free interest rate	2.39%	1.09%	2.39%	1.09%
Dividend yield	—	—	—	—

During the three and six and months ended June 30, 2019, 135 thousand shares were purchased under the ESPP at a weighted-average price of $56.60. During the three and six months ended June 30, 2018, 150 thousand shares were purchased under the ESPP at a weighted-average price of $43.04.
As of June 30, 2019, there was $7.7 million in unrecognized compensation cost related to ESPP shares. This cost is expected to be recognized over a weighted-average remaining period of 1.44 years.
Modifications
Aggregate incremental expense associated with modifications to stock options, RSAs and PBRSUs in connection with separation agreements during the three months ended June 30, 2019 and 2018 was $0.2 million and $0.2 million, respectively. Incremental expense during the six months ended June 30, 2019 and 2018 was $0.3 million and $0.4 million, respectively.
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
In August 2018, the Company settled the principal amount of the Notes in cash and issued shares of common stock to settle the conversion premium. For the three and six months ended June 30, 2018, the dilutive effect of the Notes is reflected in diluted earnings per share using the treasury stock method, which considers the number of shares that would have been required to settle the premium above principal at the average stock price for the period.

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2019 and 2018 is shown in the following table (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator
Net income	$7,893	$16,589	$19,038	$26,914
Denominator
Denominator for basic earnings per share:
Weighted average common shares outstanding	60,081	57,448	59,888	57,252
Denominator for diluted earnings per share:
Dilutive potential common shares:
Stock options	740	866	762	897
Restricted stock awards and units	764	612	811	752
Performance-based restricted stock units	685	610	664	586
Employee stock purchase plan	102	220	66	181
Convertible senior notes	—	1,118	—	896
Weighted average common shares outstanding with assumed conversion	62,372	60,874	62,191	60,564
Basic earnings per share	$0.13	$0.29	$0.32	$0.47
Diluted earnings per share	$0.13	$0.27	$0.31	$0.44

Anti-dilutive common stock equivalents excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2019 and 2018 are presented in the following table (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options	49	79	62	78
Restricted stock awards and units	6	34	7	30
Performance-based restricted stock units	—	—	—	—
Employee stock purchase plan	—	84	474	84
Total	55	197	543	192

MEDIDATA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

12. INCOME TAXES
Unrecognized Tax Benefits
The Company's unrecognized tax benefits were approximately $6.4 million as of June 30, 2019, and were unchanged from December 31, 2018.
13. COMMITMENTS AND CONTINGENCIES
Legal Matters — The Company is subject to legal proceedings and claims that arise in the ordinary course of business and records an estimated liability for these matters when an adverse outcome is considered to be probable and can be reasonably estimated. Although the outcome of this routine litigation cannot be predicted with certainty and some lawsuits, claims, or proceedings may be disposed of unfavorably to the Company, which could materially and adversely affect its financial condition or results of operations, the Company does not believe that it is currently a party to any material legal proceedings in the ordinary course of business. In addition, four complaints were filed against the Company and its board of directors relating to the Merger with Dassault Systèmes announced on June 12, 2019. As of August 5, 2019, the Company had received the following complaints. On July 22, 2019, a putative class action lawsuit, Kent v. Medidata Solutions, Inc., et al., 1:19-cv-01361-RGA, was filed by purported shareholder Michael Kent against the Company and its board of directors in the United States District Court for the District of Delaware. On July 25, 2019, a complaint, Stein v. Medidata Solutions, Inc., et al., 1:19-cv-06933, was filed as an individual action by purported shareholder Shiva Stein against the Company and its board of directors in the United States District Court for the Southern District of New York. On July 30, 2019, a complaint, Sivigny v. Medidata Solutions, Inc., et al., 2:19-cv-16113, was filed as an individual action by purported shareholder Robert Sivigny against the Company and its board of directors in the United States District Court for the District of New Jersey. On July 31, 2019, a complaint, Borodin v. Medidata Solutions, Inc., et al., 1:19-cv-07176, was filed as an individual action by purported shareholder Suvi Borodin against the Company and its board of directors in the United States District Court for the Southern District of New York. The Company refers to the Kent, Stein, and Sivigny, and Borodin cases as the “merger actions.” The merger actions generally allege that the Company’s proxy statement filed on July 19, 2019 misrepresents and/or omits certain purportedly material information and assert violations of Sections 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 14a-9 promulgated thereunder against all defendants and violations of Section 20(a) of the Exchange Act against the directors. The merger actions seek, among other things, an injunction enjoining consummation of the merger, costs of the action, including plaintiff’s attorneys’ fees and experts’ fees, declaratory relief, and any other relief the court may deem just and proper.
Contractual Warranties — The Company typically provides contractual warranties to its customers covering its solutions and services. To date, any refunds provided to customers have been immaterial.
Change in Control Agreements — The Company has change in control agreements with its chief executive officer and certain other executive officers. These agreements provide for payments to be made to such officers upon involuntary termination of their employment by the Company without cause or by such officers for good reason as defined in the agreements, within a period of 1 year following a change in control. For purposes of any equity or equity-based awards granted by the Company prior to the closing of the Merger that are converted into Dassault Systèmes restricted stock units in accordance with the terms of the Merger Agreement, such converted equity awards will vest upon a termination of employment by the Company without cause or by the officer for good reason, in either case within a period of 2 years following a change in control. The agreements provide that, upon a qualifying termination event, such officers will be entitled to (a) a severance payment equal to the sum of the officer’s base salary and target bonus amount (except that such payment for the Company's chief executive officer and president would be two times such sum); (b) continuation of health benefits for one year (except that such continuation for the Company's chief executive officer and president would be for two years); and (c) immediate vesting of remaining unvested equity awards, unless otherwise specified in the equity award agreements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in the future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to, the factors discussed in "Risk Factors" under Part II, Item 1A of this Quarterly Report on Form 10-Q and in the “Risk Factors” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the Securities and Exchange Commission ("SEC") on March 1, 2019.
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
Second Quarter and First Half 2019 Highlights

•	Total revenues increased 16% compared with both the second quarter and first half of 2018.

•	Subscription revenues increased 15% compared with both the second quarter and first half of 2018.

•	Professional services revenues increased 20% and 19% compared with the second quarter and first half of 2018 respectively.

•	Operating income decreased 85% and 74% compared with the second quarter and first half of 2018, respectively.

•	Net income decreased 52% and 29% compared with the second quarter and first half of 2018, respectively.

Results of Operations
Revenues
Revenues for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Revenues:	(amounts in thousands except percentages)
Subscription	$150,006	$130,486	15.0%	$296,881	$257,305	15.4%
Percentage of total revenues	83.1%	83.7%		83.9%	84.3%
Professional services	30,454	25,419	19.8%	57,083	47,798	19.4%
Percentage of total revenues	16.9%	16.3%		16.1%	15.7%
Total revenues	$180,460	$155,905	15.7%	$353,964	$305,103	16.0%
Year-over-year growth in subscription revenues was driven by sales growth among existing customers, both in the form of additional product subscriptions (which we refer to as "density") and increased usage under existing subscriptions (which we refer to as "intensity"), as well as new customer wins. Our electronic data capture, risk-based monitoring, and mobile heath solutions were strong contributors. As of June 30, 2019, we had remaining subscription backlog of $291 million, representing the future contract value of outstanding arrangements, billed and unbilled, to be recognized during the remainder of 2019, excluding renewals. This reflects an increase of 13% compared with remaining backlog of $257 million at June 30, 2018. As of June 30, 2019, our total multi-year subscription backlog was approximately $1.1 billion.
Year-over-year growth in professional services revenues reflects demand from new and existing customers for platform implementation, ongoing support services, and partner and sponsor enablement.
Cost of Revenues
Cost of revenues for the three and six months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Cost of revenues:	(amounts in thousands except percentages)
Subscription	$29,306	$21,602	35.7%	$56,034	$41,943	33.6%
Percentage of total revenues	16.2%	13.9%		15.8%	13.8%
Professional services	20,296	15,899	27.7%	39,571	31,860	24.2%
Percentage of total revenues	11.3%	10.2%		11.2%	10.4%
Total cost of revenues	$49,602	$37,501	32.3%	$95,605	$73,803	29.5%
Percentage of total revenues	27.5%	24.1%		27.0%	24.2%

Gross profit	$130,858	$118,404		$258,359	$231,300
Gross margin	72.5%	75.9%		73.0%	75.8%

Subscription margin	80.5%	83.4%		81.1%	83.7%
Professional services margin	33.4%	37.5%		30.7%	33.3%
Year-over-year growth in cost of subscription revenues was largely driven by increases in personnel costs of $2.5 million and $4.7 million for the three and six months ended June 30, 2019, respectively, in connection with overall business growth and the acquisition of SHYFT Analytics, Inc. ("SHYFT") in the second quarter of 2018, as well as increases in consulting and professional fees of $2.3 million and $3.6 million for the three and six months ended June 30, 2019, respectively. Cost of subscription revenues was also impacted by increases in depreciation and amortization of $2.2 million and $4.2 million for the three and six months ended June 30, 2019, respectively, associated with additional internally developed and acquired technology assets and purchased hosting equipment.
Year-over-year growth in cost of professional services was driven by increased personnel costs associated with an 18% year-over-year headcount increase to support strong customer demand and expanding skill set requirements for professional services, and in connection with our acquisition of SHYFT.

Overall gross margin decreased to 72.5% and 73.0% for the three and six months ended June 30, 2019, respectively, compared with 75.9% and 75.8% for the three and six months ended June 30, 2018, driven predominantly by a lower subscription margin reflecting the aforementioned infrastructure and workforce investments, including the acquisition of SHYFT, an earlier-stage business that has yet to develop economies of scale.
Operating Costs and Expenses
Operating costs and expenses for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Operating costs and expenses:	(amounts in thousands except percentages)
Research and development	$48,475	$40,789	18.8%	$94,964	$78,311	21.3%
Percentage of total revenues	26.9%	26.2%		26.9%	25.7%
Sales and marketing	44,388	37,106	19.6%	87,784	73,967	18.7%
Percentage of total revenues	24.5%	23.8%		24.8%	24.2%
General and administrative	36,090	27,672	30.4%	68,724	52,859	30.0%
Percentage of total revenues	20.0%	17.7%		19.4%	17.3%
Total operating costs and expenses	$128,953	$105,567	22.2%	$251,472	$205,137	22.6%
Percentage of total revenues	71.4%	67.7%		71.1%	67.2%

Operating income	$1,905	$12,837	(85.2)%	$6,887	$26,163	(73.7)%
Operating margin	1.1%	8.2%		1.9%	8.6%
The year-over-year growth in research and development expenses was primarily driven by increases in personnel costs of $7.4 million and $15.1 million for the three and six months ended June 30, 2019, respectively, resulting from an 18% year-over-year headcount increase in connection with the continued hiring of skilled engineering talent and our acquisition of SHYFT. Research and development expenses were also impacted by higher third-party software costs to support and enhance the value of our platform.
The year-over-year growth in sales and marketing expenses was predominantly driven by increases in personnel costs of $5.4 million and $11.9 million for the three and six months ended June 30, 2019, respectively, resulting from a 5% year-over-year headcount increase in connection with our acquisition and the expansion of our global sales organization, and by higher third-party software costs and consulting and professional fees.
The year-over-year growth in general and administrative expenses was primarily driven by increases in personnel costs of $4.3 million and $9.2 million for the three and six months ended June 30, 2019, respectively, largely related to upper management additions in connection with our acquisition of SHYFT. General and administrative expenses for the three and six months ended June 30, 2019 were also impacted by $5.1 million in expenses associated with our planned merger with Dassault Systèmes.
Interest and Other Expense
Interest and other expense for the three and six months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
	(amounts in thousands)
Interest and other income (expense)
Interest expense	($1,110)	($5,700)		$(2,220)	$(11,275)
Interest income	599	2,328		1,544	4,416
Other income, net	381	7,729		353	7,633
Total interest and other (expense) income, net	($130)	$4,357	(103)%	$(323)	$774	(142)%
The year-over-year change in total interest and other expense was primarily driven by decreases in other income of $7.6 million for the three and six months ended June 30, 2019 associated with the gain on step acquisition of SHYFT recognized in the prior year, and by decreased interest income on our available-for-sale marketable securities. These decreases in income were partially offset by decreases in interest expense of $4.5 million and $9.0 million for the three and six months ended June 30, 2019, respectively, as a result of the settlement of our 1.00% convertible senior notes on August 1, 2018.

Income Taxes
Income tax benefit for the three and six months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(amounts in thousands)
Income tax (benefit) provision	$(6,118)	$605	$(12,474)	$23
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
Critical Accounting Estimates
Our condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions about certain items and future events. These estimates inherently involve levels of subjectivity and judgment, and changes in these estimates may have a material impact on our financial condition or results of operations. Accordingly, actual results could differ from those estimates. Our critical accounting estimates as of June 30, 2019 are the same as those at December 31, 2018, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Also see Note 1, "Summary of Significant Accounting Policies," to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which discusses our significant accounting policies.
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
The following table presents selected financial information related to our liquidity and capital resources as of June 30, 2019 and December 31, 2018, and for the six months ended June 30, 2019 and 2018 (in thousands):

	June 30, 2019	December 31, 2018
Cash, cash equivalents, and marketable securities	$206,018	$240,545
Furniture, fixtures and equipment, net	114,210	98,983
Term loan, net (including current maturities)	90,992	93,275

	Six Months Ended June 30,
	2019	2018
Cash provided by operating activities	$30,408	$23,776
Cash provided by (used in) investing activities	35,896	(129,516)
Cash used in financing activities	(32,520)	(11,073)

Cash, Cash Equivalents, and Marketable Securities
For the six months ended June 30, 2019, cash provided by operating activities of $30.4 million was driven by customer collections, partially offset by operating expenditures and cash interest expense on our term loan. Cash provided by investing activities of $35.9 million consisted of sales and maturities of marketable securities of $68.9 million, partially offset by payments for capital expenditures of $32.4 million and domain name of $0.6 million. Cash used in financing activities of $32.5 million resulted primarily from the acquisition of $40.6 million of treasury stock in connection with equity plan participant tax withholdings upon vesting of equity awards and net exercise of stock options, $2.5 million in term loan principal payments, and $1.2 million in earn-out payments related to the 2017 acquisition of CHITA Inc. ("CHITA"), partially offset by equity plan proceeds of $11.8 million.
For the six months ended June 30, 2018, cash provided by operating activities of $23.8 million was driven by customer collections, partially offset by operating expenditures and cash interest expense on our 1.00% convertible senior notes and term loan. Cash used in investing activities of $129.5 million consisted of a net payment of $178.6 million to acquire SHYFT and cash payments for capital expenditures of $19.5 million, partially offset by net sales of marketable securities of $68.6 million. Cash used in financing activities of $11.1 million resulted primarily from the acquisition of $18.3 million of treasury stock in connection with equity plan participant tax withholdings upon vesting, $4.1 million in earn-out payments related to the 2017 acquisition of CHITA, $1.3 million in term loan principal payments, and $0.2 million in payments of credit facility financing costs, partially offset by equity plan proceeds of $12.7 million.
Capital Assets
We acquired $34.0 million in capital assets during the six months ended June 30, 2019, predominantly related to continued enhancements to our existing infrastructure and facilities and capitalization of software development costs. On a cash basis, our capital expenditures during the six months ended June 30, 2019 were $32.4 million and included payments for previously accrued assets. We expect to acquire approximately $30 million in additional capital assets during the remainder of 2019.
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
There was no material change in our contractual obligations during the first six months of 2019.
Legal Matters
For a discussion of legal matters, refer to Note 13, "Commitments and Contingencies — Legal Matters," to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 3.     Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
We had unrestricted cash and cash equivalents totaling $139.1 million at June 30, 2019. Our cash equivalents are invested principally in money market funds. We also had investments in marketable securities, which we classify as available-for-sale securities, totaling $66.9 million at June 30, 2019. Substantially all of our marketable securities are fixed income securities, which primarily consist of high quality commercial paper and corporate bonds. Due to the short duration, laddered maturities, and high credit ratings of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.
Our exposure to interest rate risk mainly relates to current and future borrowings under our credit facility. Based on the $92.5 million of term loan principal outstanding under our credit facility as of June 30, 2019, the estimated potential impact of a hypothetical 1% increase in interest rate would amount to $0.5 million for the six months ended June 30, 2019.
Exchange Rate Sensitivity
Our non-U.S. operating subsidiaries are located in the United Kingdom, Japan, South Korea, Singapore, China, and Germany. The functional currencies for these subsidiaries are the respective local currencies. We have exposure to exchange rate movements that are captured in translation adjustments for these subsidiaries. Such cumulative adjustments are recorded in accumulated other comprehensive income (loss). The estimated potential translation loss for the six months ended June 30, 2019 resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounted to $4.0 million.
We bill our customers primarily in U.S. dollars. The majority of our foreign billings are billed from Medidata Solutions, Inc., a U.S. entity. Foreign currency billings are mainly denominated in Euros, British pounds sterling, Chinese yuan, Australian dollars, and Canadian dollars. Our foreign currency-denominated costs and expenses are mainly incurred by our non-U.S. operating subsidiaries. Accordingly, future changes in currency exchange rates will impact our future operating results. For the six months ended June 30, 2019, 6.0% of our revenues and 15.7% of our expenses were denominated in foreign currencies. Total loss arising from transactions denominated in foreign currencies amounted to $0.2 million for the six months ended June 30, 2019.
Impact of Inflation
We do not believe that inflation has had a material impact on our business, financial condition, or results of operations.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2019, an evaluation was performed with the participation of our Disclosure Committee and our management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon such evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2019.
Changes in Internal Control over Financial Reporting
During the first quarter of 2019, we implemented a new Enterprise Resource Planning system ("ERP"). As a result of this implementation, we modified certain existing internal controls as well as implemented new controls and procedures related to the new ERP. We continued to evaluate the design and operating effectiveness of these internal controls during the second quarter of 2019.
Except with respect to the implementation of the ERP, there were no changes in the our internal controls over financial reporting that occurred during the first half of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
For purposes of this Quarterly Report, the terms “Medidata,” “Company,” “we,” “us,” and “our” refer to Medidata Solutions, Inc. and its consolidated subsidiaries.
Item 1.    Legal Proceedings
On July 22, 2019, in connection with the merger with Dassault Systèmes announced on June 12, 2019, a putative class action lawsuit, Kent v. Medidata Solutions, Inc., et al., 1:19-cv-01361-RGA, was filed by purported shareholder Michael Kent against Medidata and its board of directors in the United States District Court for the District of Delaware. On July 25, 2019, in connection with the merger, a complaint, Stein v. Medidata Solutions, Inc., et al., 1:19-cv-06933, was filed as an individual action by purported shareholder Shiva Stein against Medidata and its board of directors in the United States District Court for the Southern District of New York. On July 30, 2019, in connection with the merger, a complaint, Sivigny v. Medidata Solutions, Inc., et al., 2:19-cv-16113, was filed as an individual action by purported shareholder Robert Sivigny against Medidata and its board of directors in the United States District Court for the District of New Jersey. On July 31, 2019, in connection with the merger, a complaint, Borodin v. Medidata Solutions, Inc., et al., 1:19-cv-07176, was filed as an individual action by purported shareholder Suvi Borodin against Medidata and its board of directors in the United States District Court for the Southern District of New York. We refer to the Kent, Stein, Sivigny, and Borodin cases as the “merger actions.” The merger actions generally allege that our proxy statement filed on July 19, 2019 misrepresents and/or omits certain purportedly material information and assert violations of Sections 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 14a-9 promulgated thereunder against all defendants and violations of Section 20(a) of the Exchange Act against our directors. The merger actions seek, among other things, an injunction enjoining consummation of the merger, costs of the action, including plaintiff’s attorneys’ fees and experts’ fees, declaratory relief, and any other relief the court may deem just and proper.
Item 1A.    Risk Factors
We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. For information regarding risk factors that could affect our results of operations, financial condition, and liquidity, see the risk factors discussion provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Set forth below are additional risk factors that we have recently identified. Any of these disclosed risk factors or additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could have a material adverse effect on our business, financial condition and results of operations.
The announcement and pendency of our agreement to be acquired by Dassault Systèmes may have an adverse effect on our business, financial condition, operating results, and cash flows.
On June 11, 2019, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Dassault Systèmes S.E., a societas Europea organized under the laws of France (“Dassault Systèmes”), Dassault Systèmes Americas Corp., a Delaware corporation and a wholly owned subsidiary of Dassault Systèmes (“Parent”), and 3DS Acquisition 6 Corp., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, among other things, Merger Sub will merge with and into us, with Medidata surviving as a wholly owned subsidiary of Parent (the “Merger”). Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of our common stock issued and outstanding immediately prior to the Effective Time will be cancelled and automatically converted into the right to receive $92.25 in cash, without interest and subject to any applicable withholding taxes.
Uncertainty about the effect of the proposed Merger on our employees, partners, customers, and other third parties may disrupt our sales and marketing or other key business activities and may have a material adverse effect on our business, financial condition, operating results, and cash flows. Current and prospective employees may experience uncertainty about their roles following the Merger and this may have an effect on our corporate culture. There can be no assurance we will be able to attract and retain key talent, including senior leaders, to the same extent that we have previously been able to attract and retain employees. Any loss or distraction of such employees could have a material adverse effect on our business, financial condition, and operating results. In addition, we have diverted, and will continue to divert, significant management and other internal resources towards the completion of the Merger and planning for integration, which could materially adversely affect our business, financial condition, operating results, and cash flows. Parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties, or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.
The Merger Agreement generally requires us to operate our business in the ordinary course pending consummation of the proposed Merger and restricts us, without Dassault Systèmes’ consent, from taking certain specified actions until the Merger is completed. These restrictions may affect our ability to execute our business strategies, to respond effectively to competitive pressures and industry developments, and to attain our financial and other goals and may otherwise harm our business, financial condition, operating results, and cash flows.

The failure to complete the Merger with Dassault Systèmes in a timely manner or at all could negatively impact the market price of our common stock as well as adversely affect our business, financial condition, operating results, and cash flows.
Completion of the Merger with Dassault Systèmes is subject to several conditions beyond our control that may prevent, delay, or otherwise adversely affect its completion in a material way, including the approval of our stockholders and clearance by the Committee on Foreign Investment in the United States (“CFIUS”). The Merger cannot be completed until the conditions to closing are satisfied or (if permissible under applicable law) waived. We cannot guarantee that the closing conditions set forth in the Merger Agreement will be satisfied or, even if satisfied, that no event of termination will take place. In the event that the Merger is not completed for any reason, the holders of our common stock will not receive any payment for their shares of common stock in connection with the proposed Merger. Instead, we will remain an independent public company and the holders of our common stock will continue to own their shares of common stock.
If the Merger or a similar transaction is not completed, the share price of our common stock may drop to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. Further, a failure to complete the Merger may result in negative publicity, negative impressions of us in the financial markets and investment community, and negative responses from customers, partners, and other third parties. Any disruption to our business resulting from the announcement and pendency of the Merger and from intensifying competition from our competitors, including any adverse changes in our relationships with our employees, partners, customers, and other third parties, could continue or accelerate in the event of a failure to complete the Merger. There can be no assurance that our business, financial condition, operating results, and cash flows will not be adversely affected, as compared to our condition prior to the announcement of the Merger, if the Merger is not consummated.
Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that cannot be met.
Before the Merger may be completed, various approvals, authorizations, and declarations of non-objection must be obtained from certain regulatory and governmental authorities. These approvals include the (1) expiration or termination of the applicable waiting period under the Hart Scott Rodino Antitrust Improvements Act of 1976, as amended, and (2) receipt (or deemed receipt by virtue of the expiration or termination of any applicable waiting period) of consent from the relevant antitrust authorities in Germany, each of which has been received by the parties. CFIUS clearance is also a condition to closing the Merger. Subject to the terms and conditions of the Merger Agreement, each party has agreed to use its reasonable best efforts to obtain clearance as promptly as practicable, including, considering in good faith any request by CFIUS that Dassault Systèmes, Parent or Merger Sub enter into any form of mitigation agreement. However, Dassault Systèmes and Parent and their respective affiliates will not be required to accept any condition, restriction, or other action required by CFIUS that reasonably in good faith could be considered by Dassault Systèmes as burdening or negatively affecting its or its affiliates’ ability to retain or operate Dassault Systèmes’, Medidata’s, or their respective affiliates’ businesses, operations, product lines, or assets from and after the consummation of the merger.
While we currently expect to receive CFIUS clearance in September or October of 2019, we may not receive such approval or such approval may contain a condition that would be unacceptable to the parties. If CFIUS seeks to impose conditions on the granting of its approval, lengthy negotiations may ensue among CFIUS, Dassault Systèmes, and us. Such conditions and the process of obtaining regulatory approvals could have the effect of delaying completion of the Merger and such conditions may not be satisfied for an extended period of time.
We cannot assure you that CFIUS clearance will be obtained in a timely manner or obtained at all, or that the granting of CFIUS clearance will not involve the imposition of regulatory remedies on the completion of the Merger, including requiring changes to the terms of the Merger Agreement. These conditions or changes could result in the conditions to the closing of the Merger not being satisfied. The special meeting of our stockholders at which the adoption and approval of the Merger Agreement will be considered may take place before all of the required regulatory approvals have been obtained and before regulatory remedies, if any, are known. In this event, if the stockholder approval is obtained, we and Dassault Systèmes may subsequently agree to regulatory remedies without further seeking stockholder approval, except as required by applicable law, even if such regulatory remedies could have an adverse effect on us, Dassault Systèmes, or the combined company.
The Merger Agreement contains provisions that could discourage or deter a potential competing acquirer that might be willing to pay more to effect an alternative transaction with us.
Under the Merger Agreement, we are generally not permitted to solicit or discuss takeover proposals with third parties, subject to certain exceptions. Further, subject to limited exceptions, the Merger Agreement contains restrictions on our ability to pursue other alternatives to the Merger and, in specified circumstances, could require us to pay Dassault Systèmes a termination fee of $207.0 million. Such restrictions may discourage or deter a third party that may be willing to pay more than Dassault Systèmes for our common stock from considering or proposing an alternative transaction with us. Notwithstanding the foregoing, in no event will the termination fee be paid to Dassault Systèmes more than once. Additional information regarding these restrictions is provided in the definitive proxy statement on Schedule 14A (the “Proxy Statement”) that we filed with the Securities and Exchange Commission (“SEC”) on July 19, 2019.

We are subject to litigation challenging the Merger, which may require significant management time and attention and significant legal expenses and may result in unfavorable outcomes, which could delay or prevent the Merger from being completed or have a material adverse effect on our business, financial condition, results of operations, and cash flows.
A putative class action complaint has been filed on behalf of Medidata stockholders in the United States District Court for the District of Delaware and three individual lawsuits have been filed by purported Medidata stockholders, two of which were filed in the United States District Court for the Southern District of New York and one of which was filed in the United States District Court for the District of New Jersey, in each case against Medidata and its board of directors (collectively, the “Actions”). The complaints for the Actions allege that the Proxy Statement filed in connection with the Merger Agreement omitted material information in violation of Section 14(a) of the Securities Exchange Act and Rule 14a-9 promulgated thereunder and Section 20(a) of the Securities Exchange Act, rendering the Proxy Statement false and misleading. Among other remedies, the complaints for the Actions seek to enjoin the closing of the Merger, as well as damages, costs and attorneys’ fees. We cannot assure you as to the outcome of the Actions, or any similar future lawsuits, including the costs associated with defending these claims or any other liabilities that may be incurred in connection with litigation or settlement of these claims. In addition, it is possible that additional lawsuits related to the Merger may be filed in the future against Medidata, in which case we could be materially and adversely affected by such additional litigation.
The completion of the transaction contemplated by the Merger Agreement may trigger change in control or other similar provisions in certain agreements to which we are a party.
If we are unable to negotiate waivers of change in control or other similar provisions in certain agreements to which we are a party, the counterparties may exercise their rights and remedies under the agreements, potentially terminating the agreements or seeking monetary damages. Even if we are able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to us.
We will incur substantial transaction fees and costs in connection with the Merger.
We have incurred and expect to continue to incur significant costs, expenses, and fees for professional services and other transaction costs in connection with the Merger. A material portion of these expenses are payable by us whether or not the Merger is completed. Further, while we have assumed that a certain amount of transaction expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. These expenses may exceed the costs historically borne by us. These costs could adversely affect our business, financial condition, operating results, and cash flows.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
From time to time, we grant nonvested restricted stock awards, restricted stock units, performance-based restricted stock units, and stock options to our employees pursuant to the terms of our Second Amended and Restated 2017 Long-Term Incentive Plan, as Amended ("2017 Plan") and formerly pursuant to the terms of our Second Amended and Restated 2009 Long-Term Incentive Plan ("2009 Plan").
Under the provisions of the 2017 Plan and 2009 Plan, unless otherwise elected, participants fulfill their related income tax withholding obligation by having shares withheld at the time of vesting of restricted stock awards, restricted stock units, or performance-based restricted stock units. On the date of vesting, we divide the participant's income tax withholding obligation in dollars by the closing price of our common stock and withhold the resulting number of vested shares.
In addition, with regard to stock options granted under the 2009 Plan, option holders may pay option exercise price and applicable income tax obligations in shares with express approval by our board of directors. In these cases, on the date of exercise, we divide the participant's exercise cost and tax withholding obligation in dollars by the closing price of our common stock and withhold the resulting number of exercised shares.

A summary of our repurchases of shares of our common stock for the three months ended June 30, 2019 is as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs
April 1 – April 30, 2019	15,108	$80.81	—	—
May 1 – May 31, 2019	7,972	$90.40	—	—
June 1 – June 30, 2019	159,243	$91.18	—	—
Total	182,323	$90.29	—	—
(1) Represents the number of shares acquired as payment by employees of applicable statutory withholding taxes owed upon vesting of restricted stock awards, restricted stock units, or performance-based restricted stock units under the 2017 Plan and 2009 Plan and as payment by employees of exercise cost and applicable statutory withholding taxes owed upon net exercise of stock options under the 2009 Plan.

Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
None.

Item 6.    Exhibits

Incorporation by Reference
Exhibit No.	Description	Form	File No.	Date Filed
2.1	Agreement and Plan of Merger, dated as of June 11, 2019 by and among Dassault Systèmes SE, Dassault Systèmes Americas Corp., 3DS Acquisition 6 Corp. and Medidata Solutions, Inc.***	8-K	001-34387	6/13/2019
3.1	Amended and Restated Bylaws of Medidata Solutions, Inc.	8-K	001-34387	6/13/2019
10.1	Form of Voting Agreement***	8-K	001-34387	6/13/2019
10.2†	Executive Employment Agreement by and among Dassault Systèmes SE, Medidata Solutions, Inc. and Tarek Sherif***	8-K	001-34387	6/13/2019
10.3†	Executive Employment Agreement by and among Dassault Systèmes SE, Medidata Solutions, Inc. and Rouven Bergmann***	8-K	001-34387	6/13/2019
10.4†	Executive Employment Agreement by and among Dassault Systèmes SE, Medidata Solutions, Inc. and Glen de Vries***	8-K	001-34387	6/13/2019
10.5†	Form of Letter Agreement	8-K	001-34387	6/13/2019
31.1*	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act
31.2*	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act
32.1**	Certification of CEO pursuant to Rules 13a-14(b) or 15d-14(b) under the Exchange Act and 18 U.S.C. 1350
32.2**	Certification of CFO pursuant to Rules 13a-14(b) or 15d-14(b) under the Exchange Act and 18 U.S.C. 1350
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

***
The Company has omitted schedules and other similar attachments to such agreement pursuant to Item 601(b) of Regulation S-K. The Company will furnish a copy of such omitted document to the SEC upon request.

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
Date: August 6, 2019